Form 10-K
period 2000-01-31
OPTIO SOFTWARE INC
filed 2000-04-28
CIK 1096689

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (MARK ONE)

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 1-15529

                              OPTIO SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


             GEORGIA                                    58-1435435
 (State of other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

  3015 WINDWARD PLAZA, WINDWARD FAIRWAYS II, ATLANTA, GA        30005
      (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (770) 576-3500

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price for the Common Stock on April 26, 2000 as reported by the Nasdaq National Market System, was approximately $90,384,848. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 17,383,640 shares of the Registrant's common stock outstanding as of April 26, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement on Schedule 14A for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              OPTIO SOFTWARE, INC.

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

                                                       PART I

Item 1.     Business............................................................................................... 2
Item 2.     Properties.............................................................................................20
Item 3.     Legal Proceedings......................................................................................20
Item 4.     Submission of Matters to a Vote of Security Holders....................................................20
Item 4A.    Executive Officers of the Registrant...................................................................20

                                                      PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..................................23
Item 6.     Selected Financial Data................................................................................24
Item 7.     Management `s Discussion and Analysis of Financial Condition and Results
                  of Operations....................................................................................26
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.............................................35
Item 8.     Financial Statements and Supplementary Data............................................................36
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.......................................................................................36

                                                     PART III

Item 10.    Directors and Executive Officers of the Registrant.....................................................**
Item 11.    Executive Compensation.................................................................................**
Item 12.    Security Ownership of Certain Beneficial Owners and Management.........................................**
Item 13.    Certain Relationships and Related Transactions.........................................................**

                                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................36

** The information required by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference to the Registrant's Definitive Proxy Statement on
Schedule 14A to be filed not more than 120 days after January 31, 2000.

                           FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Annual Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.'s ("Optio") anticipated costs and expenses, Optio's capital needs and financing plans, product and service development, Optio's growth strategies, market demand for Optio's products and services, relationships with Optio's strategic marketing alliances, competition and plans for addressing Year 2000 issues. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Optio's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio's reliance on strategic marketing and reseller relationships, fluctuations in operating results because of acquisitions, changes in competition, delays in developing new software, disputes regarding Optio's intellectual property, or risks associated with expanding Optio's international operations. These and additional factors are set forth in "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.8 to this Annual Report on for 10-K. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Optio will file. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I

ITEM 1.  BUSINESS

         Optio is a provider of software that customizes and delivers information to meet the business needs of an organization. Historically, Optio's software delivered this customized information by fax, printer and e-mail. Recently, Optio released its e-business software, which helps organizations move beyond the inherent limitations of paper-intensive commerce such as high cost, inflexibility and limited delivery options and take advantage of the connective power of the Internet to conduct business more effectively. Using the Internet to conduct business, also known as e-business, includes the ability to publish business information to the Internet or exchange it with customers and suppliers over the Internet to automate the buying and selling of goods and services. Neither of these abilities are generally possible using faxes, printers or e-mail. Information from a wide range of enterprise applications, databases and files is monitored and analyzed by Optio's software in real-time, customized according to the business needs of an organization's customers, suppliers and partners and then delivered to the appropriate destination. These destinations support a variety of business purposes and range from the Internet, wireless devices and other information systems to printers, faxes and e-mail. Optio's software provides a comprehensive, cost-effective solution for organizations that need to enhance the benefits of their investments in existing information systems while taking advantage of the opportunities presented by e-business.

         Optio, which was founded in 1981, currently conducts its operations through three wholly owned subsidiaries each of which is involved in the direct sales, marketing and support activities of Optio.

WHOLLY-OWNED SUBSIDIARIES

OPTIO SOFTWARE, EUROPE S.A.

         Optio Software Europe, S.A. ("Optio Europe"), a software product distributor in Europe, was acquired in August 1998, which provided entry into European markets. Optio Europe is directly involved in the sales, marketing and support activities for Optio's products throughout mainland Europe as well as in the United Kingdom through its wholly-owned subsidiary Optio Software UK, Pvt. Limited.

OPTIO SOFTWARE, ASIA PACIFIC

         Optio Software, Asia Pacific ("Optio Australia") was established in May 1999 in an effort to enhance the Company's worldwide presence, specifically in the regions of Australia, Japan, Singapore, and India, as well as other countries in the Asian Pacific. Optio Australia is also directly involved in the direct sales, marketing and support activities in these regions of the world.

MUSCATO CORPORATION

         On March 27, 2000, Optio purchased Muscato Corporation, located in Orlando, Florida. Muscato Corporation is a provider of business-to-business ("B2B") infrastructure software and services that enable the secure, reliable transformation and exchange of e-commerce, financial and healthcare transactions across diverse trading communities.

SEGMENT INFORMATION

         The Company is organized around geographic areas. Optio's US operations plus its two foreign subsidiaries, Optio Europe and Optio Australia, as well as Optio Europe's subsidiary, Optio UK, represent Optio's four reportable segments. Prior to fiscal 1999, the Company operated in one geographic segment. During fiscal year 1999, the Company operated in two geographic segments, the United States and France (Optio Europe), and expanded into the United Kingdom and Australia subsequent to January 31, 1999. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

         Segment information for the years ended January 31, 1999 and 2000 is summarized below.

YEAR ENDED JANUARY 31, 1999            UNITED STATES     FRANCE         COMBINED      ELIMINATIONS    CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
Revenue from external customers:

  License fees                         $ 11,442,000       $ 572,000   $ 12,014,000          $     -    $ 12,014,000
  Services, maintenance and other         7,111,000         414,000      7,525,000                -       7,525,000
Intersegment revenue                         19,000               -         19,000         (19,000)               -
                                      --------------------------------------------------------------------------------
  Total revenue                          18,572,000         986,000     19,558,000         (19,000)      19,539,000
Segment net income (loss)                   166,000         203,000        369,000         (19,000)         350,000
Total segment assets                      9,554,000       1,184,000     10,738,000                -      10,738,000


                                       UNITED                     UNITED
YEAR ENDED JANUARY 31, 2000            STATES         FRANCE      KINGDOM    AUSTRALIA      COMBINED    ELIMINATIONS   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers:
  License fees                       $ 14,521,000   $1,689,000   $796,000    $108,000    $17,114,000        $     -  $ 17,114,000
  Services, maintenance and other
                                       14,107,000    1,121,000    467,000      24,000     15,719,000              -    15,719,000
Intersegment revenue                     599,000       194,000          -           -        793,000      (793,000)             -
                                  -------------------------------------------------------------------------------------------------
  Total revenue                       29,227,000     3,004,000   1,263,000    132,000     33,626,000      (793,000)    32,833,000
Segment net income (loss)              1,783,000       162,000     390,000   (343,000)     1,992,000              -     1,992,000
Total segment assets                  59,195,000     1,875,000     755,000    106,000     61,931,000    (1,289,000)    60,642,000

         Optio's foreign operations generated revenue from licenses and services to customers of $4.2 million in the year ended January 31, 2000, representing 13% of total revenue compared to revenue of $986,000 in the year ended January 31, 1999, representing 5% of total revenue.

         RISKS INHERENT IN FOREIGN OPERATIONS

         Optio's expanding international operations poses additional risks to its operations as a result of the following factors:

         - potential losses or gains from currency fluctuations as a result of transactions and expenses being denominated in foreign currencies;

         - increased financial accounting and reporting burdens and complexities and potentially adverse tax consequences;

         - compliance with a wide variety of complex foreign laws and treaties; and

         - reduced protection for intellectual property rights in some countries.

INDUSTRY

GROWTH OF THE INTERNET AND ELECTRONIC BUSINESS

         Organizations are constantly seeking ways to use information to operate more productively and cost-effectively. To achieve these objectives, organizations must deliver focused, business ready information derived from a multitude of sources across the extended enterprise which includes employees, customers, suppliers and strategic partners. Competitive pressures have created a need for increasingly sophisticated and time-sensitive methods of information delivery both inside and outside of the enterprise. A growing number of organizations are using the Internet to compete more effectively and conduct business electronically. As a result, e-business has become critical for nearly every organization seeking to establish and maintain a competitive advantage.

         In embracing e-business, organizations are attempting to maximize the value of their business processes by using the Internet to conduct business electronically and reach a large number of geographically dispersed users across the extended enterprise. Some examples of e-business applications include the electronic distribution of information related to the procurement of goods and services, presentation of bills and collection of payments over the Internet and the viewing of reports and other company information utilizing web browsers. According to a report by International Data Corporation, or IDC, first published in June 1999, worldwide e-commerce alone represented a $50 billion market in 1998 and is expected to grow to $1.3 trillion by 2003. IDC estimates the market for e-commerce applications will grow from $444 million in 1998 to $13 billion in 2003.

         The growing business use of the Internet has provided enterprises with new opportunities and expanded requirements to move beyond the limitations of current paper-intensive processes. With the emergence of e-business, enterprises can leverage the convenience and economy of the Internet to achieve substantial efficiencies in their operations. At the same time, they are challenged to manage their transition from a paper-based to an e-business environment. Information now needs to be aggregated from a greater number of disparate sources, customized to satisfy a richer set of business objectives and delivered to a broader array of destinations through a variety of media. Sources of information include e-business applications, enterprise, legacy and custom applications, external databases and files; destinations include all members of the extended enterprise; and delivery media alternatives include the Internet, e-mail, printers, faxes and wireless devices.

TRADITIONAL APPROACHES TO MANAGING BUSINESS INFORMATION

         Over the past few decades, organizations have made significant investments in information systems to automate their business processes and efficiently manage information. Many organizations have invested in solutions like enterprise resource planning systems. Enterprise resource planning, or ERP, systems are information systems that automate and integrate the business processes of the departments within an organization. For example, ERP systems from vendors such as J.D. Edwards, Oracle, SAP and others now automate the financial, manufacturing and human resource functions of organizations. ERP installations require significant investments to license and maintain the software, install the appropriate infrastructure, re-engineer core business processes, transition legacy data, train employees and make necessary adjustments to the system to attain acceptable levels of operating efficiency. Despite the significant investments required, an increasing number of organizations are expected to install and enhance ERP systems in the future. According to a report by AMR Research entitled "Enterprise Resource Planning Software Report, 1998-2003," total ERP company revenues are expected to grow to $66.6 billion in 2003 from $16.7 billion in 1998, maintaining a compounded annual growth rate of 32%. Management believes that ERP vendors are also increasingly enhancing their systems to facilitate e-business.

         These applications generate substantial amounts of information created by ongoing business transactions. As the volume of this information grows, organizations are challenged by the need to consolidate, customize and deliver this information by fax, printer and e-mail to their employees, customers, suppliers and strategic partners in a timely fashion to drive revenue growth and profitability. Furthermore, when coupled with the challenge of leveraging the Internet and wireless devices as media for information delivery and supporting new e-business initiatives that leverage their investments in ERP and other information systems, organizations will require increasingly sophisticated and comprehensive solutions to meet their needs.

CURRENT METHODS FOR ACCESSING, CUSTOMIZING AND DELIVERING BUSINESS INFORMATION

         Currently, businesses address their increasingly complex information customization and delivery requirements primarily through the following solutions:

         - Custom software development, which provides a solution that is specific to the applications and information formats of a single organization. This approach requires significant investments of capital, time and human resources. It also tends to only focus on an organization's existing needs and, therefore, is highly inflexible and does not readily adapt to changes in the application, technology infrastructure or business processes.

         - Output management systems generally address the delivery of documents or allow for a limited amount of customization, but fail to adequately leverage the connective power and universal access provided by the Internet.

         - E-business enabling solutions, which take advantage of the Internet as a platform for either delivering, viewing or exchanging information. These systems often focus on retrieving information from static databases which produces information that is less timely and dynamic. They may also provide limited support for more traditional delivery methods such as printed documents, fax and e-mail as dictated by the requirements of their customers, suppliers and partners or focus solely on report generation and distribution.

OPPORTUNITY FOR INTERNET-ENABLED INFORMATION ACCESS, CUSTOMIZATION AND DELIVERY SYSTEM

         The effectiveness of an organization's use of information is dependent on its ability to effectively meet the challenges of today's e-business environment. The requirements of the e-business model have exposed the shortcomings of relying on paper-intensive manual processes, ERP systems and other traditional software applications to manage the organization and delivery of customized information. This e-business environment has created the need for a comprehensive solution that maximizes the power of the Internet and gathers information on a real-time basis from multiple sources, including e-business, enterprise, legacy and custom applications, external databases and files; evaluates the information to determine its suitability for business purposes; customizes and formats the information to meet business objectives; and provides timely delivery of the information to the appropriate destination.

THE OPTIO SOLUTION

         Organizations use Optio's software to improve their communications with employees, customers, suppliers and partners. These communications include the viewing of business documents and reports over the Internet, e-business transactions, printed documents, faxes and e-mail. Organizations using our software can increase the efficiency of their procurement, purchasing, inventory, shipping and payment functions by integrating them into a single business process and producing customized information as required by its recipients. Applications that produce this information do not require modifications to interact with Optio's software. As a result, Optio's consulting services group can rapidly deploy our software and train our customers in its productive use.

         Optio solutions benefit Optio's customers by:

         EXTENDING THE REACH OF INFORMATION. Optio's software is designed to empower users by providing relevant, flexible information more quickly and cost-effectively than previously possible. For example, with Optio's solution, an enterprise can aggregate real-time billing information from separate ERP and legacy systems in a single business process. This information can then be delivered in one or more forms such as printed documents or high volume fax. It can also be delivered as Electronic Data Interchange, or EDI, or as Extensible Markup Language, or XML, to other enterprise applications and systems. EDI is a predefined format used to exchange data and documents electronically and XML is a flexible language that allows organizations to define data and documents that are transmitted over the Internet. Information is delivered to enterprise information portals where people can securely view summary reports over the Internet and receive e-mail notifications of significant transactions. Optio's software can also format this information in ways suitable for delivery to wireless devices, including alphanumeric pagers and, in the future, personal digital assistants, or PDAs.

         MAXIMIZING EXISTING AND NEW TECHNOLOGY INVESTMENTS. Optio's software and services enable organizations to leverage the benefits of their investments in existing information technology infrastructure. By using Optio's software, organizations are able to utilize information from existing enterprise and legacy applications throughout the extended enterprise without requiring extensive re-engineering. By leveraging these existing applications, Optio's software offers an attractive value proposition. We believe that as enterprises increasingly embrace e-business initiatives and applications, our software will facilitate and optimize their efforts.

         ENABLING RAPID DEPLOYMENT AND USE. Optio's software can be installed quickly by Optio consultants or other third parties with whom Optio has implementation relationships without the need for extended on-site visits. The implementation time for Optio's software at a customer site is typically two weeks. Optio's software is designed to recognize, interpret and utilize information from many applications including Baan, J.D. Edwards, McKesson HBOC, Oracle, QAD and SAP. This interoperability enables rapid deployment in these environments and reduces ongoing maintenance and training costs.

         OFFERING SCALABLE ARCHITECTURE. Optio designs its software to scale effectively when implemented in geographically dispersed enterprise-wide deployments while maintaining system performance and availability. Optio's software supports networks composed of multiple operating systems including Windows NT, UNIX, OS/400 and a variety of applications, databases and services. Optio's software manages large quantities of information and supports thousands of users while at the same time minimizing the usage of network and computing resources. Optio's browser and Java user interfaces effectively leverage the power of the Internet, significantly reducing the need for client-side management and administration.

BUSINESS STRATEGY

         Optio's objective is to be the leading provider of software and services that help transition organizations from paper-intensive commerce to e-business. To achieve these objectives, Optio intends to:

         ENHANCE PRODUCT OFFERINGS. Optio will continue to invest in research and development to improve and enhance its existing software offerings and introduce new software products designed to solve a greater range of problems for its customers. In particular, Optio intends to enhance and expand its software offerings to address the challenges and needs of e-business and to develop new software that solves problems associated with gathering, customizing, delivering and exchanging business information. Management believes that maintaining and enhancing its software is important to its ability to expand its market share, retain existing customers and acquire new customers. Optio's research and development expenditures for the years ending January 31, 1998, 1999 and 2000 were $1.6 million, $2.5 million and $3.6 million, respectively, indicating an increased commitment to research and development activities.

         EXPAND CUSTOMER AWARENESS THROUGH INCREASED MARKETING. Optio intends to devote significant resources to marketing efforts to increase customer and industry awareness of its software and services. These increased marketing efforts will include hiring additional marketing personnel, increasing brand awareness through advertising, launching a focused press and industry analyst campaign and expanding participation in related industry events. Through these marketing efforts,

Optio intends to demonstrate the value of its software and services to enterprises and thereby increase its market share.

         EXTEND NETWORK OF STRATEGIC RELATIONSHIPS. Optio plans to extend its existing strategic network and develop new relationships with leading global systems integrators who specialize in implementing software solutions that support e-business, ERP and healthcare applications. Optio currently has over 23 strategic implementation relationships, including three new relationships formed since Optio's initial public offering in December 1999. These include organizations that install the software purchased by Optio's customers and provide services that address specific customer needs. These relationships have allowed Optio to focus on its core competencies while leveraging its strengths to provide Optio's customers with a complete information customization and delivery solution. Management believes that these relationships will also continue to generate additional product sales opportunities.

         EXPAND WORLDWIDE SALES. Management believes that international markets represent a significant growth opportunity as organizations seek global e-business solutions. Optio currently has a direct sales presence in North America, the United Kingdom, France, Australia and Singapore. Optio plans to continue to invest in its worldwide distribution capacity to increase market share and penetration. This investment will include expanding the direct sales force and establishing sales offices in other countries in Europe. In addition, Optio plans to engage local resellers and system integrators and establish joint marketing agreements with software companies in Japan and the balance of the Asia Pacific region.

         LEVERAGE OPTIO'S SIGNIFICANT CUSTOMER BASE. Management believes its base of over 3,900 customers provides a significant opportunity for additional sales of current and future software, as well as ongoing maintenance revenue. A majority of Optio's customers have not yet purchased Optio's full suite of software or currently only use Optio's software in specific business units or locations. Management believes that Optio can sell more deeply into this customer base by expanding these partial deployments into enterprise-wide implementations as well as by cross-selling additional software and services.

         PURSUE STRATEGIC ACQUISITIONS. Optio's previous acquisitions have enhanced the business by expanding Optio's product offerings and international presence. Optio intends to continue pursuing strategic acquisitions that would provide additional product or service offerings, additional industry expertise, a broader customer base or an expanded geographic presence. On March 27, 2000, Optio purchased Muscato Corporation, a provider of business-to-business e-commerce infrastructure, and its affiliate Translink Solutions Corporation, an application service provider.

         EXTEND TECHNOLOGICAL LEADERSHIP. Optio's software architecture provides the foundation for the development of new and innovative software and allows Optio's applications to be easily adapted to new standards, protocols and platforms. This architecture enables Optio's products to interface with multiple operating systems, applications, business processes and data sources in a non-disruptive manner. Management believes that Optio's product capabilities significantly differentiate Optio from its competitors. Optio intends to advance our technological leadership by investing significantly in research and development and by acquiring and integrating complementary software and technologies.

PRODUCTS

SOFTWARE

         Optio provides suites of software products that enhance the performance and reliability of its customers' e-business, enterprise, legacy and custom applications. Optio's software enables the cost-effective, efficient delivery of highly customized information across the extended enterprise. Our software is divided into two suites: the Optio Enterprise Suite and the Optio Healthcare Suite.

         The Optio Enterprise Suite is designed to meet the needs of the general business marketplace. The Optio Healthcare suite is tailored to the special needs of the Healthcare marketplace.

         In each case, Optio's customers may purchase the entire suite or may purchase one or more of the software products that make up the suite. Typically, customers buy either Optio DCS or Optio MedForms, as well as one or more other components of the applicable suite. These other components may include Optio e.ComPresent, Optio's e-business software. Most of the revenue derived from the Enterprise Suite is attributable to Optio DCS, and most of the revenue derived from the Healthcare Suite is attributable to MedForms.

                           THE OPTIO ENTERPRISE SUITE

OPTIODCS                   Forms the foundation of the Optio Enterprise Suite.
                           It captures information from enterprise, legacy and other applications by monitoring transactions and output such as print streams. It then performs calculations and other data transformations, formats business information or e-commerce transactions and delivers them to printers, fax servers, e-mail servers, web servers, document archives and e-commerce servers.


OPTIO E.COMPRESENT         E-business software that provides secure,
                           browser-based presentation of customized information.
                           Information can be grouped in pre-defined or user-specified folders for easy access. All information is fully indexed and supports familiar
                           Internet search techniques. Users are alerted to the publication of new or updated information with subscription-based notifications that arrive via e-mail, pager, fax or printer. e.ComPresent facilitates the delivery of customized information to support e-business initiatives like report distribution, information portals, online bill presentment and self-service applications.

OPTIO DESIGNSTUDIO         Windows based software that allows users to map,
                           create, model from applications, databases and files, and create business rules and conditional logic to automate processing of the information and model the network of destinations to which the information is delivered. The design files it creates are then processed, in real time, by OptioDCS.

OPTIOFAX Software that transmits and receives information using electronic fax standards and protocols to support business requirements for distributing enterprise information.

OPTIO CHECKBOOK            An application targeted to the financial payment
                           needs of the enterprise. Optio Checkbook facilitates the layout of laser checks, eliminates the need for pre-printed check stock and provides positive pay reports to improve accuracy and reduce fraud.

OPTIO ENTERPRISE           Substantially complete generic document templates for
   PROCESSPACKS            common forms such as purchase orders and checks which
                           facilitate the design of the information customization and delivery requirements for popular
                           ERP applications like Baan, J.D. Edwards, Oracle, QAD and SAP.

OPTIO E.COMINTEGRATE       Optio's next generation server that provides the
  (ANNOUNCED MARCH  23,    software infrastructure to enable
  2000)                    Business-to-Business ("B2B") integration,
                           communication, and presentation of critical information. It builds on the strength of Optio's core technologies and adds inbound and outbound processing of XML, enabling organizations to integrate operations and participate in eMarketplaces utilizing XML dialects such as CBL, cXML, BizTalk or ebXML. Organizations seeking to XML enable their existing applications can map standard purchase orders, invoices, and shipping advice documents without application modifications or re-engineering.



OPTIO E.COMPAYMENTS        A universal payments platform that enables
 (ANNOUNCED APRIL 10,      organizations to provide secure, printed or
  2000)                    electronic payments for payroll, travel and expense
                           reimbursement, vendor payments and other financial transactions. It also allows remittance advice documents to be generated and delivered electronically which reduces the overall cost to provide payment detail to recipients. When coupled with Optio e.ComPresent, organizations can provide a secure web portal and archive for payment information. This provides an additional cost savings, as well as enhanced access to payment history and detail.

                                 THE OPTIO HEALTHCARE SUITE

OPTIO MEDFORMS             Forms the foundation of the Optio Healthcare Suite,
                           is targeted to meet the specialized requirements of healthcare enterprises. It captures information from healthcare information systems by monitoring transactions and output such as print streams. It then performs calculations and other data transformations, formats patient, clinical, diagnostic and business information and delivers it to printers, fax servers, e-mail servers, web servers and document archives.

OPTIO MEDFORMSDR           Provides routing, reorganization and reproduction of
                           healthcare information on demand, allowing users throughout an enterprise to quickly and easily generate patient documents without expensive embossers or preprinted labels. Optio MedFormsDR's temporary data store provides access to vital patient information if the primary server is interrupted, which protects data integrity.


OPTIO HL7/CONNECT          Enhances Optio MedForms by adding the capability to
                           detect, process, and customize HL7 messages. HL7 is a healthcare industry standard that allows healthcare information systems to exchange data. HL7/Connect provides intelligent support for healthcare organizations that have implemented the global HL7 industry standard for interoperability between healthcare information systems.

OPTIO E.COMPRESENT,        Equivalent in functionality to that listed for the
 OPTIOFAX, OPTIO CHECKBOOK Optio Enterprise Suite, including Optio e.ComPresent, our e-business software, but targeted for the healthcare market.

OPTIO HEALTHCARE           Substantially complete generic document templates for
 PROCESSPACKS              common functions which facilitate the design of the
                           information customization and delivery requirements for specific areas of healthcare operations such as Admissions, Discharge and Transfer, Patient
                           Accounting and Business Office and Diagnostic Clinic.

SERVICES

         CONSULTING. Optio's consulting services provide customers with expertise and assistance in evaluating, planning and implementing Optio's solutions. To ensure a successful implementation of Optio's software, consultants assist customers with the evaluation, planning and design process, the initial installation of a system, the integration of Optio's software with the customer's existing enterprise computing applications and ongoing training and upgrades. Management believes that consulting services enables rapid implementation of Optio's software, ensures success with Optio's solution, strengthens the customer relationship and adds to Optio's industry-specific knowledge base.

         While consulting services are optional, substantially all of Optio's customers utilize these services to facilitate the rapid implementation of the software. These services are billed on an hourly or daily basis that varies based on the type of service provided. Optio plans to continue to increase the number of consultants to support anticipated growth in product implementations and upgrades.

         As of January 31, 2000, Optio's consulting services group consists of 40 employees comprised of business consultants, systems analysts and technical personnel devoted to assisting customers in all phases of systems implementation including evaluation, planning and design, customer-specific configuring of modules and on-site implementation or conversion from existing systems. Additionally, eight employees are training staff dedicated to internal, customer and partner training as well as curriculum development. Optio may increasingly use third party consultants, such as those from major systems integrators, to assist in certain implementations.

         MAINTENANCE. Optio offers a comprehensive maintenance program which provides its customers with timely software upgrades offering increased functionality and technology advances that incorporate emerging e-business and other industry initiatives. Optio offers customer telephone support during normal business hours for 18% of the current software license fee per annum and 24 hour maintenance for 30% percent of the current software license fee per annum. As of January 31, 2000, a majority of Optio's customers had subscribed to the comprehensive maintenance support program.

PRODUCTS OF MUSCATO CORPORATION AND TRANSLINK SOLUTIONS CORPORATION

         On March 27, 2000 Optio announced the acquisition of the Muscato Corporation and its ASP (application service provider) affiliate TransLink Solutions Corporation. These acquisitions will enhance the overall capabilities of our software, Optio e.ComIntegrate in particular, and also add knowledge and expertise to our staff, particularly in the areas of Message Queuing, XML, Electronic Document Interchange (EDI) based information exchange and Health Insurance Portability and Accountability Act (HIPAA) compliant transactions.

         Muscato is a provider of B2B infrastructure software and services that enable the secure, reliable transformation and exchange of e-commerce, financial and healthcare transactions across diverse trading communities. Their core products, ENGIN-TM- and EC (Electronic Commerce) are full-featured, standards compliant offerings that provide message queuing, transaction management and trading partner administration to support complex, high volume e-business environments with real-time reliability. The EC Document Warehouse captures and archives B2B transactions and makes them available for detailed analysis and reporting.

         Muscato's products are being utilized by organizations in the healthcare, transportation, insurance, telecommunication, financial, and services industries, as well as by several government agencies in Europe.

         Translink, an affiliate of Muscato, currently provides ASP hosting of ENGIN, EC and EC Document Warehouse for Muscato's healthcare customers under a recurring revenue licensing model.

         We will actively market the Muscato software and services to our installed base and new customers, as well as market the existing Optio products to those customers that are utilizing the Muscato products. Over time we intend to integrate the Muscato products into our e.Com series of products.

TECHNOLOGY

         Optio's software architecture provides the foundation for the development of new and innovative software and allows Optio's applications to be easily adapted to new standards, protocols and platforms. This architecture enables Optio to interface with multiple operating systems, applications, business processes and data sources in a non-disruptive manner. Optio's architecture also maximizes the benefit of today's complex enterprise networking environments, including the Internet and e-business applications.

         Optio's software architecture provides the foundation for us to develop new and innovative software and allows our applications to be easily adapted to new standards, protocols and platforms. This architecture enables us to interface with multiple operating systems, applications, business processes and data sources in a non-disruptive manner. Our architecture also maximizes the benefit of today's complex enterprise networking environments, including the Internet and e-business applications.

         Business rules are specified in the Optio Document Customization Language, a special purpose programming language designed to solve the unique problem of information gathering and document customization and delivery. The OptioDCS software is highly optimized to execute programs written using these business rules, giving it the ability to process large volumes of information. Its advanced design allows these business rules to control not only the flow of information through the system but to dynamically change which business rules are executed based on the information itself. This provides users with a high degree of control over the automatic creation, formatting and delivery of documents on a global basis.

         The software contains components for: communicating with Optio's visual design software; collecting information from other enterprise application programs or databases; performing calculations and other types of data transformations; formatting the information into human-readable documents, e-business documents or database transactions; distributing information to a wide variety of digital destinations including web servers, fax servers, e-mail servers, alphanumeric pagers, printers, document archives and e-commerce application servers; maintaining and executing recipient specified rules for information notification and document delivery; and securely controlling the distribution and processing of information between multiple computers within the same network and over the Internet.

         Optio's software supports many industry standards for document formats, document delivery and data access from enterprise databases and other data sources. Optio's software also supports many of the proprietary formats of documents and information produced by the software of third parties with whom Optio has strategic relationships and other enterprise application software vendors.

         The software generates human-readable documents that include a variety of graphical design elements. E-business documents are generated as Electronic Data Interchange files or as any of the commercial document standard formats that use XML. Optio's XML support enables Optio's software to work with existing or future e-business applications.

TECHNICAL ADVANTAGES

Optio's technology provides users with the following advantages:

         - TRANSPARENCY. Optio's technology works with the existing business processes of an enterprise and is completely transparent to the user.

         - PRESERVATION OF APPLICATION BUSINESS LOGIC. Enterprise applications use many business rules to validate and control business information. Optio's software works directly with the information produced by the execution of these business rules, which preserves the value and integrity of the original application business logic and security and maintains the consistency of the information.

         - ABILITY TO WORK WITH TIME SENSITIVE DATA. Optio's software works with business data as it is generated, not only after it has been stored in a database. Applications can therefore process time sensitive information much more effectively, getting the right information to the right person at the right time.

         - POWERFUL LANGUAGE. Optio's Document Customization Language enables Optio's software to address many complicated business information processing problems requiring large volumes of data. This same language allows Optio's software to address many problems in the areas of e-business and information delivery that other programming languages and application servers cannot.

         - EASE OF USE. The visual design approach used by Optio DesignStudio harnesses the power of Optio's Document Customization Language and puts it into the hands of less technical users without limiting access to the power of our technology.

         - SCOPE OF SOLUTION. The ability of Optio's software to handle a wide variety of information sources, document formats and digital destinations, without requiring third party software.

         - SECURE INTERNET ARCHITECTURE. Optio's software utilizes a proprietary technology built on industry standards which allow our software to securely distribute and control the processing of information on the Internet.

SALES AND MARKETING

         To date, approximately 80% of Optio's revenue has been generated through Optio's direct sales force. As of January 31, 2000, Optio had 47 domestic sales representatives, divided into teams that:

         - directly market to potential customers based on the ERP system that they are implementing or have implemented;

         - directly market to potential customers in the healthcare industry; and

         -        sell to resellers and distributors.

         The domestic sales force is split between Optio's East Coast and West Coast offices. As of January 31, 2000, Optio's international sales organization, focused on Europe and the Asia Pacific region, was comprised of six sales representatives. Important resellers or distributors of Optio's products include Epicor Software Corporation, NxTrend Technology, Inc. and Ross Systems Inc. Optio also benefits from sales referred to Optio under commercial relationships with Baan and McKesson HBOC. Optio plans to continue to invest significantly in expanding our sales, support, services and marketing organizations.

STRATEGIC RELATIONSHIPS

         Optio has strategic relationships with third parties that help market, sell, implement, support and enhance Optio's solutions that include:

         RESELLER RELATIONSHIPS. Optio has relationships with approximately 100 resellers who market and resell Optio's software as a component of their own solutions and who provide software related education, implementation and customization services as well. These resellers have their own software solutions that typically address a specific market sector and they utilize Optio's software to enhance the functionality of their own solution. Optio's software may be sold along with their own solutions under the original Optio brand name or embedded within the reseller's software and relabeled with their own name. Because resellers who embed Optio's products within their solutions provide substantially all of the sales and marketing efforts and the initial support services with respect to this embedded software, they receive price discounts on Optio's software.

         IMPLEMENTATION RELATIONSHIPS. Optio has relationships with 23 consulting organizations to provide value added services that assist customers in implementing Optio's software. Optio trains and tests these organizations' consultants to install and use Optio's software and certify them once they have demonstrated their proficiency in delivering complete solutions that meet the needs of the customers.

         REFERRAL RELATIONSHIPS. Optio has relationships with Whittman-Hart, Baan and McKesson HBOC to refer prospects to Optio that may have an interest in licensing Optio's solution. As part of a defined process, Optio validates that it is not currently working with that prospect and if Optio secures a licensing agreement with that prospect within a fixed period of time, Optio will pay a referral compensation. Referral fees are typically in the range of 10-20% of the license fee. In addition, Optio has relationships with other referral partners for which no referral fee is paid. Such relationships include Optio's newest partner, KPMG Consulting. In the past, these referral relationships have resulted in significant revenues and Optio expect that they will continue to do so in the foreseeable future.

         VENDOR RELATIONSHIPS. Optio has relationships with six major ERP and healthcare software vendors, which are Baan, J.D. Edwards, McKesson HBOC, Oracle, QAD and SAP, whereby Optio has demonstrated that its solutions are compatible with their applications and provide complimentary functionality. As a result, these vendors will include descriptions of Optio products' key features and benefits in their directories which are published periodically and on their web sites. Optio can also feature their logos in its advertising and promotional materials, participate in vendor sponsored trade shows, marketing programs and other events. In the past, these vendor relationships have resulted in significant revenues and Optio expects that they will continue to do so in the foreseeable future.

CUSTOMERS

         Optio's customers consist of enterprises across a broad spectrum of industries, and include a number of organizations focused on the medical and healthcare industry. As of January 31, 2000, we licensed our products for use by more than 3,900 customers, which management believes makes Optio a leading provider of information customization and delivery software relative to Optio's competitors.

         No single customer accounted for 10% or more of Optio's total revenue during the years ended January 31, 1998, 1999 or 2000.

COMPETITION

         The market for Optio's software and services is intensely competitive, quickly evolving and subject to rapid technological change. Management expects competition to intensify in the future. Optio's potential competitors vary in size and in the scope and breadth of the products and services offered. Our competitors fit into three separate areas. The first is custom software developers. The second is comprised of output management solutions from organizations such as AFP Technology, Dazel, StreamServe, and Tivoli. The third is comprised of e-business enablement organizations, which we believe we will compete with increasingly in the future, such as Actuate Software, BottomLine Technology, Quest Software, and webMethods.

         Management believes that Optio is differentiated relative to its competitors due to its software's ability to combine information customization capabilities, output management capabilities, information integration and exchange capabilities and e-business enablement capabilities in one solution. Management believes that, to the best of its knowledge, none of Optio's competitors provide all of this functionality in a single solution. Management believes that Optio also competes on the basis of its software's ability to operate across multiple operating systems. With respect to the Optio Healthcare Suite, management believes that Optio compares favorably to its competitors because Optio offers a vertically-oriented solution to address the needs of the healthcare marketplace.

         Management believes that the principal competitive factors present in Optio's market include: a significant base of reference customers; a breadth and depth of product functionality; cost of solution; product quality; and performance, customer service, core technology, product features, ease of implementation and extent of value derived from solution.

         Although management believes that Optio's products and services currently compete favorably with respect to each of these factors, Optio's market is evolving rapidly. Optio may not be able to maintain its competitive position against current and potential competitors.

INTELLECTUAL PROPERTY

         Optio distributes its products under software license agreements, which generally grant clients perpetual licenses to use, rather than own, Optio's products. These licenses contain various provisions protecting our ownership and the confidentiality of the underlying technology. The software is protected from unauthorized use through electronic activation keys tied to the system on which the software is licensed to operate. The source code, or the intellectual property underlying Optio's software, is protected as a trade secret and as unpublished copyrighted work. Optio has registered "Optio" and "MedForms" as trademarks in the United States. Optio has used the "Optio" trademark in the European Economic Community since as early as 1997, but has not registered the mark there. Optio is now aware of an EEC registration of the same mark which was filed after Optio began using the mark. Optio has also received notice from a company in the United Kingdom that has alleged it uses a similar "Optio" mark. No assurance can be given that Optio will be able to register the "Optio" mark in these markets or that the existing EEC registration or United Kingdom use will not ultimately have an adverse affect on Optio's ability to use its "Optio" marks in those markets.

         Optio protects its proprietary rights by relying on copyright, trade secret, trademark, confidentiality procedures and contractual provisions. Some of Optio's software, documentation and other written materials are protected under the federal copyright law. Optio also relies on trade secret laws of the state of Georgia and the states in which it does business to protect its software designs and other proprietary information. In addition, non-disclosure agreements contained in employment contracts protect Optio's proprietary information from disclosure by current and former employees.

         Optio has not applied for any U.S. patents. It is possible that any patent applications Optio files in the future will not result in the issuance of patents and that any patents issued may later be successfully challenged. It is also possible that Optio may not develop proprietary products or technologies that are patentable, that any patent issued to Optio may not provide Optio with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

         Despite Optio's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Optio's products or to obtain and use information that Optio regards as proprietary. Policing unauthorized use of Optio's products is difficult, and while Optio is unable to determine the extent to which piracy of Optio's software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect Optio's proprietary rights to as great an extent as do the laws of the United States. Optio's means of protecting its proprietary rights may not be adequate and Optio's competitors may independently develop similar technology, duplicate Optio's products or design around patents issued to Optio or Optio's other intellectual property.

         There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that Optio or its current or potential future products infringe their intellectual property. Management expects that software product developers and providers of e-commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in the industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Optio to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to Optio or at all, which could seriously harm our business.

EMPLOYEES

         As of January 31, 2000, Optio had 208 employees. No employees are covered by any collective bargaining agreements. Optio considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES

         Optio's principal corporate offices are located in approximately 62,000 square feet at 3015 Windward Plaza, Windward Fairways II, Atlanta, Georgia. The term of this lease is through December 31, 2006. Offices are also located in California, France and the United Kingdom, providing us with an additional 11,000 square feet.

          Optio leases all of its properties with remaining terms between one and seven years. Management believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

         Optio is from time to time involved in routine litigation incidental to the conduct of its business. Optio is not currently a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Optio and certain information about them are as follows:

                         NAME                        AGE                    POSITION
              ------------------------------------   ---    ---------------------------------------------
              C. Wayne Cape.......................    45    Chairman  of the Board of Directors, Chief
                                                            Executive Officer and President
              G. Robert Beck......................    41    Senior Vice President-- Sales and Client Services
              F. Barron Hughes....................    42    Chief Financial Officer, Secretary and Treasurer
              Daryl G. Hatton.....................    38    Chief Technology Officer
              Steven E. Kaye......................    47    Senior Vice President-- Strategic Marketing
              John L. Kopcke......................    44    Senior Vice President-- Development
              Mark White..........................    38    Vice President-- Information Systems

         C. WAYNE CAPE, the founder of Optio, has served as Chief Executive Officer and President of Optio since its inception in 1981. Mr. Cape became Chairman of the Board in September 1999.

Prior to launching Optio, Mr. Cape was an employee at Digital Communication Associates from 1974 to 1981 where he served in a variety of technical, sales and regional sales management positions.

         G. ROBERT BECK has served as Senior Vice President, Sales and Client Services of Optio since April 1996. From January 1996 to April 1996, Mr. Beck worked as an independent consultant for Sales Builders, Inc., an Atlanta based sales and consulting management organization. From 1992 to December 1995, Mr. Beck also served as President of U.S. Operations for Cray Systems, a UK based provider of application software for tour operators, and from 1989 to 1992, Mr. Beck served as Vice President of Sales for Computron Technologies, Inc., a leading provider of financial workflow solutions, which is now a publicly traded company.

         F. BARRON HUGHES has served as Chief Financial Officer and Secretary of Optio since September 1994. Prior to joining Optio, Mr. Hughes served as Chief Financial Officer of Millennium Healthcare, Inc. from 1991 to September 1994 and served as Chief Financial Officer of HealthQuest, a subsidiary of HBO & Co., which provides health information solutions from 1985 to 1991. Mr. Hughes is a Certified Public Accountant.

         DARYL G. HATTON has served as Chief Technology Officer for Optio since February, 1997. From October 1993 to February 1997, he served as director of research for Optio. From 1988 through 1993, Mr. Hatton was a co-founder and president of Pacific Genesys Development, Inc., a Canadian corporation in the electronic forms software development industry, which was acquired by Optio in 1993. Prior to that, Mr. Hatton was Vice President of Product Development for Modatech Systems, Inc., a publicly traded software developer of sales force automation solutions.

         STEVEN E. KAYE is Senior Vice President of Strategic Marketing for Optio. Mr. Kaye joined Optio in May 1999. Prior to joining Optio, Mr. Kaye served as Vice President of Marketing at Softlab, Inc., a BMW company, from February 1998 to April 1999. Softlab is a vendor of application development strategies and a provider of knowledge based solutions. From June 1996 to February 1998, Mr. Kaye served as Senior Vice President of Business Development for KnowledgeX, Inc., a provider of knowledge management software solutions, which was acquired by IBM in 1998. From December 1994 to April 1996 Mr. Kaye served as Vice President of Products and Technology for Deloitte Consulting's SAP practice and was also Vice President of ISV/OEM Sales for KnowledgeWare, Inc.

         JOHN L. KOPCKE is Senior Vice President of Development for Optio. Mr. Kopcke joined Optio in March 1999. Mr. Kopcke is responsible for our production develop organization, including managing and overseeing all future product development for existing solutions and research and development for new product introductions. Prior to joining Optio, Mr. Kopcke was Chief Technology Officer at Softlab, Inc. from January 1996 to March 1999. Prior to that, Mr. Kopcke served as Chief Technology Officer for Pilot Software from June 1991 to January 1996. From 1987 to 1991, Mr. Kopcke served as President and founder of Kopcke and Associates, a software development company specializing in specification implementation of software for software companies. Kopcke and Associates was acquired by Pilot Software in October 1996.

         MARK WHITE has served as Vice President of Information Systems for Optio since February 1998. From March 1993 to February 1998, Mr. White served as the Director of Development for Optio. From September 1990 to March 19993, Mr. White served as Vice President of Operations for Millard Wayne, Inc., a physician practice software company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         On December 15, 1999, Optio's common stock began trading on the Nasdaq National Market under the symbol "OPTO". Prior to such date, there was no established trading market for Optio's common stock. The initial public offering price per share of common stock was $10.00. On April 26, 2000, the closing price of the common stock on the Nasdaq National Market was $8.9375. The following table reflects the range of high and low selling prices of Optio's common stock by quarter, for each quarter since Optio's initial public offering.


                                                   HIGH          LOW
Quarter Ended January 31, 2000
(since December 15, 1999)....................    $  29.25      $  14.00



HOLDERS

         As of April 26, 2000, there were approximately 34 holders of record and approximately 8,200 beneficial owners of Optio's common stock.

DIVIDENDS

         Optio did not pay any dividends during the year ended January 31, 2000. Optio intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its common stock for the foreseeable future.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS


         On December 15, 1999, Optio commenced an initial public offering of its Common Stock. The registration statement relating to this offering (File No. 333-89181) was declared effective on December 15, 1999. Merrill Lynch & Co., Bear, Stearns & Co. Inc. and The Robinson-Humphrey Company were the managing underwriters of the offering. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the shares were sold were as follows:



            Shares of         Aggregate Price            Amount of             Amount Of
              Common             of Shares              Shares Sold           Shares Sold         Aggregate Price
            Registered          Registered             by Registrant        by Shareholders        of Shares Sold
           -----------        ----------------         -------------        ---------------       ----------------
            5,750,000           $57,500,000            5,215,000              535,000             $57,500,000



         Optio incurred the following expenses with respect to the offering through January 31, 2000:


            Underwriting
              Discounts
                 and            Finders'    Underwriters'
             Commissions         Fees         Expenses           Other Expenses          Total Expenses
            ------------        --------    -------------        --------------          --------------
             $3,651,000           $0             $0                $1,543,000              $5,194,000



         The net proceeds from the offering to Optio after deducting the foregoing discounts, commissions, fees and expenses were $47.0 million. Approximately $1.2 million of the proceeds were used for the repayment of our indebtedness to three former shareholders incurred in connection with the repurchase of their common stock in December 1998. In March 2000, $20 million of the proceeds were used for the acquisition of all of the capital stock of Muscato Corporation and an additional $5 million was used to acquire the assets of TransLink Solutions Corporation. Pending use of the net proceeds, Optio has invested the funds in commercial paper and Federal Home Loan Discount Notes and used them for general corporate purposes, including working capital. None of the foregoing expenses constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth the selected historical financial data of Optio Software, Inc. The selected financial data should be read together with the financial statements and related notes and the section of this From 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data as of and for the years ended

January 31, 1996, 1997, 1998, 1999, and 2000 have been derived from the audited financial statements of Optio.


                                                                Years Ended January 31,
                                               --------------------------------------------------------
                                                 1996        1997        1998        1999         2000
                                               --------    --------    --------    --------    --------
Statement of Operations Data (in thousands):
Revenue:
  License fees                                 $  4,806    $  5,802    $  9,150    $ 12,014    $ 17,114
  Services, maintenance and
     other                                        1,984       3,200       4,419       7,525      15,719
                                               --------    --------    --------    --------    --------
     Total revenue                                6,790       9,002      13,569      19,539      32,833
Costs of revenue:
  License fees                                      589         642       1,088         913         980
  Services, maintenance and
     other                                          981       1,814       2,214       4,089       7,997
                                               --------    --------    --------    --------    --------
     Total cost of revenue                        1,570       2,456       3,302       5,002       8,977
Gross profit                                      5,220       6,546      10,267      14,537      23,856
Operating expenses:
  Sales and marketing                             2,470       3,674       5,901       7,534      11,863
  Research and development                          790         891       1,551       2,530       3,559
  General and administrative                      1,175       1,143       1,886       2,884       3,848
  Depreciation and amortization                     761         144         806         941       1,227
                                               --------    --------    --------    --------    --------
     Total operating expenses                     5,196       5,852      10,144      13,889      20,497
Income from operations                               24         694         123         648       3,359
Other income (expense):
  Interest income                                    76          71          32         104         363
  Interest expense                                  (42)        (42)        (77)       (257)       (120)
  Other                                              --          --           8         (46)         (9)
                                               --------    --------    --------    --------    --------
Income before income taxes                           58         723          86         449       3,593
Income tax expense                                   48         304          64          99       1,601
                                               --------    --------    --------    --------    --------
Net income                                     $     10    $    419    $     22    $    350    $  1,992
                                               ========    ========    ========    ========    ========
Net income per share - basic                   $   0.00    $   0.03    $   0.00    $   0.03    $   0.16
Net income per share - diluted                 $   0.00    $   0.03    $   0.00    $   0.02    $   0.10
Weighted average shares outstanding -
basic                                            12,095      12,380      12,891      12,825      12,586
Weighted average shares outstanding -
diluted                                          14,991      15,478      16,424      17,305      20,442



                                                            At January 31,
                                     ------------------------------------------------------
                                       1996       1997       1998        1999        2000
BALANCE SHEET DATA (IN THOUSANDS):
Cash and cash equivalents            $  1,751   $  1,646   $  1,507    $  1,129    $ 45,948
Working capital (deficiency)              645        880       (152)     (1,650)     46,548
Total assets                            4,226      4,905      6,978      10,738      60,642
Long-term obligations                     254        292        246       1,208          38
Stockholders' equity                      702      1,320      1,624           9      48,999



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and related notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in the report.

OVERVIEW

         Optio was incorporated in Georgia in 1981 as Technology Marketing, Inc., and changed its name to Xpoint Corporation in 1982, then to Optio Software, Inc. in 1997. For most of Optio's operating history, its primary business consisted of providing software and services that addressed organizations' needs for customized information delivered via print, fax and e-mail to users of enterprise and healthcare applications. Optio has been profitable since 1996.

         Over the past year, Optio has invested in all areas of its business with a particular emphasis on sales, marketing and research and development. To date, most of our revenue has been derived from software that was not originally designed to facilitate e-business, but rather to deliver customized information by fax, printer and e-mail. During fiscal year 2000, Optio began expanding its business plan to develop new software and services that would help its customers move from paper-intensive commerce to e-business. In June 1999, Optio tested its first e-business product, Optio e.ComPresent, which was then released in September 1999. In March 2000, Optio announced the initial release of its e.ComIntegrate -TM- product which provides organizations with the ability to conduct business-to-business e-commerce and participate in e-marketplaces through the creation, transformation and exchange of XML documents. In April 2000, Optio announced e.ComPayments-TM-, the third product offering in its e.ComSeries-TM-. Optio e.ComPayments represents Optio's full-scale payment platform providing comprehensive support for electronic and traditional payments.

         Optio markets and sells its software primarily through its direct sales force and certified resellers. As of January 31, 2000, Optio had 53 sales personnel and approximately 100 resellers. Optio also offers consulting services which provide customers with implementation assistance and training. In order to better service customers and support the growth of its consulting business, Optio has established the Optio Alliance Program. This program certifies independent consulting companies that help deliver consulting services to Optio's customer base. As of January 31, 2000, Optio had over 3,900 customers worldwide using Optio's software and services. No single customer accounted for 10% or more of Optio's revenue for the years ended January 31, 1998, 1999, or 2000.

         Optio's growth has, in part, been supplemented by acquisitions. On February 28, 1997 Optio acquired the assets of Devcom Mid-America, Inc. This acquisition strengthened Optio's software offerings by providing it with a server-based fax solution. On August 26, 1998 Optio acquired the stock of Competence Software Europe S.A., which prior to the acquisition was a distributor of Optio's software. This acquisition provided us entry into European markets and became Optio's wholly-owned subsidiary, Optio Software, Europe S.A. ("Optio Europe"). Both acquisitions were accounted for using the purchase method of accounting and the associated goodwill from these acquisitions is being amortized over three to five years. In November 1998, Optio Europe expanded by founding a wholly subsidiary in the United Kingdom known as Optio Software, UK Pvt. Limited. In May 1999, Optio entered the Asia Pacific market by establishing a subsidiary in Australia, Optio Software, Asia Pacific. By opening these offices and acquiring Competence Software Europe, S.A., Optio further enhanced its presence in the worldwide marketplace. Now, in addition to operations in the United States, Optio operates three international offices involved in the direct sales, marketing and support activities of Optio products throughout France, Germany, the United Kingdom, Australia, Japan, Singapore and other countries.

         REVENUE RECOGNITION. Optio derives its revenue from the sales of software licenses, services and maintenance. Revenue for license fees is typically recognized on delivery of our software when: Optio has a signed, noncancellable license agreement with the customer; the license fee is fixed and determinable; Optio can objectively allocate the total fee among all elements of the arrangement; and the collection of the license fee is probable.

         Revenue from services, maintenance and other includes fees for consulting, implementation, training and technical support. Optio recognizes revenue from services as they are performed. Revenue from maintenance is recognized ratably over the term of the contract with the customer, typically one year.

         COSTS OF REVENUE. Costs of revenue from license fees consist of costs relating to the manufacturing, packaging and distribution of software and related documentation and third party license and referral fees. Costs of revenue from services, maintenance and other consists of personnel and direct expenses relating to the cost of providing consulting, implementation, training, technical support and allocable overhead. Costs of revenue from services, maintenance and other will vary depending on the mix of services Optio provides among consulting, implementation, training and support.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel compensation and benefits, direct expenditures such as travel, trade shows, direct mail, online marketing, advertising and promotion and allocable overhead.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, benefits, equipment and allocable overhead for software engineers, pre-production quality assurance personnel, program managers and technical writers. Research and development expenses also include expenses associated with independent contractors Optio uses to augment its research and development efforts. Research and development expenses relate to activities performed prior to commercial production of a product. To date Optio has not capitalized any development costs because Optio's short development cycle has historically resulted in only immaterial amounts of development costs that were eligible for capitalization.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and human resource functions. General and administrative expenses also include legal, other professional fees and allocable overhead.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist of depreciation of property and equipment and amortization of intangible assets related to acquisitions.

         AMORTIZATION OF DEFERRED STOCK COMPENSATION. Optio recorded deferred compensation of $373,000 during the year ended January 31, 2000 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value of Optio's common shares on the date of grant. Optio is amortizing this amount over the period in which the options vest, generally three to four years. Optio recognized $77,000 in compensation expense in the year ended January 31, 2000 and currently expects to recognize $115,000, $115,000, $61,000, and $5,000 in the years ending January 31, 2001, 2002, 2003 and 2004, respectively.

         As a professional sales and value-added services organization, the Company responds to the product opportunities and service demands from its clients. Accordingly, the Company has limited control over the timing and circumstances under which its products and services are provided. Therefore, the Company can experience volatility in its operating results from quarter to quarter and year to year. The operating results for any quarter or year are not necessarily indicative of the results for any future periods.

RESULTS OF OPERATIONS

REVENUES

         The following table sets forth certain items from Optio's statements of operations as a percentage of total revenue for the periods indicated.


                                                                                              1998    1999    2000
                                                                                             ------  ------  ------
                                                                                             Year Ended January 31,
                                                                                             ----------------------
Revenue:
      License fees........................................................................      67%     61%     52%
      Services, maintenance and other.....................................................      33      39      48
                                                                                               ---     ---     ---
           Total revenue..................................................................     100     100     100
Costs of revenue:
      License fees........................................................................       8       5       3
      Services, maintenance and other.....................................................      16      21      24
                                                                                               ---     ---     ---
           Total cost of revenue..........................................................      24      26      27
                                                                                               ---     ---     ---
Gross profit..............................................................................      76      74      73
Operating expenses:
      Sales and marketing.................................................................      44      38      36
      Research and development............................................................      11      13      11
      General and administrative..........................................................      14      15      12
      Depreciation and amortization.......................................................       6       5       4
                                                                                               ---     ---     ---
           Total operating expenses.......................................................      75      71      63
                                                                                               ---     ---     ---
Income from operations....................................................................       1       3      10
Interest and other income.................................................................       -     (1)       1
                                                                                               ---     ---     ---
Income before income taxes................................................................       1       2      11
Income taxes..............................................................................       1       -       5
                                                                                               ---     ---     ---
Net income................................................................................      -%      2%      6%
                                                                                               ---     ---     ---
                                                                                               ---     ---     ---



         Total revenue increased 68% to $32.8 million in 2000 from $19.5 million in 1999 and 44% to $19.5 million in 1999 from $13.6 million in 1998.

         License fee revenue increased 43% to $17.1 million in 2000 from $12.0 million in 1999 and 31% to $12.0 million in 1999 from $9.2 million in 1998.

         License fee revenue grew significantly from 1999 to 2000 due to the following factors:

         -         growing market acceptance of Optio's software;

         - continued expansion of Optio's sales and marketing organization from 56 employees in 1999 to 76 employees in 2000;

         - the introduction of Optio's e.ComPresent software in September 1999;

         -         Optio's growth in the European market; and

         -         Optio's expansion into the Asian Pacific market in May 1999.

         Optio's foreign operations generated revenue from licenses and services to customers of $4.2 million in the year ended January 31, 2000, representing 13% of total revenue compared to revenue of $986,000 in the year ended January 31, 1999, representing 5% of total revenue.

         License revenue increased from 1998 to 1999 as a result of greater market acceptance of Optio's software, expansion of the sales organization, introduction of Optio's fax software and Optio's expansion into international markets through the acquisitions of Optio's European subsidiary in August 1998 and the formation of Optio's United Kingdom subsidiary in November 1998.

         Revenue from services, maintenance and other increased 109% to $15.7 million in 2000 from $7.5 million in 1999 and 70% to $7.5 million in 1999 from $4.4 million in 1998. The increase in revenues from service, maintenance and other is due to increased sales of software licenses to Optio's customers resulting in increased implementation, training, and technical support of those products.

         License fee revenue constituted 52%, 61%, and 67% of total revenue in 2000, 1999, and 1998, respectively. Services revenue constituted 33%, 19%, and 16% of total revenue in 2000, 1999 and 1998, respectively. Maintenance revenue constituted 15%, 19%, and 15% of total revenue in 2000, 1999, and 1998, respectively. The sales mix shift towards services revenue was due to an increased focus by management on the marketing of services to Optio's customers who have purchased software licenses as an additional source of revenue. In addition, as Optio's products have become more sophisticated, additional consulting services and training is required, thus increasing services revenue as a percentage of total revenue.

COSTS OF REVENUE

         Costs of revenue from license fees increased 7% to $980,000 in 2000 from $913,000 in 1999 and decreased 16% to $913,000 in 1999 from $1.1 million in 1998. The increase in costs of revenue from license fees in 2000 was the result of increased referral fees paid to third party vendors associated with the increase in license revenue. These fees increased from $602,000 in 1999 to $718,000 in 2000. However, costs of revenue from licenses decreased as a percentage of license revenue from 8% in 1999 to 6% in 2000. This was the result of fewer partner software license sales requiring a referral fee. The decrease in costs of revenue from license fees during 1999 was primarily attributable to a decrease in the total referral fees paid to third party vendors to $602,000 in 1999 from $826,000 in 1998, as Optio received a higher percentage of referrals from third party vendors entitled to referral fees at lower rates. Costs of revenue from license fees represented 6% of total license revenue in 2000, 8% in 1999, and 12% in 1998.

         Costs of revenue from services and maintenance increased 96% to $8.0 million in 2000 from $4.1 million in 1999 and 85% to $4.1 million in 1999 from $2.2 million in 1998. The increase was due to improved training and scheduling of internal staff and an increase in the number of personnel providing consulting, training and technical support to customers, both directly and via subcontract, in an effort to fulfill the obligations associated with the increased services and maintenance revenue over these periods. Costs of revenue from services and maintenance represented 51%, 54%, and 50% of total service and maintenance revenue in 2000, 1999 and 1998, respectively.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses increased 58% to $11.9 million in 2000 from $7.5 million in 1999 and 28% to $7.5 million in 1999 from $5.9 million in 1998. The increase in 2000 was primarily due to additional hiring to support Optio's expansion of both its North American and international operations and Optio's expansion of its product base to include Optio's e.ComSeries. The increase in sales and marketing expenses in 1999 was due to additional hiring as Optio expanded its sales and marketing operations. The associated headcount in sales and marketing was 76, 60, and 46 for the years 2000, 1999 and 1998, respectively. Sales and marketing expenses represented 36% of total revenue in 2000, 38% in 1999, and 44% in 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 41% to $3.6 million in 2000 from $2.5 million in 1999 and 63% to $2.5 million in 1999 from $1.6 million in 1998. The growth in research and development expenses was due to additional hiring of research and development personnel to assist in the development of Optio's e.ComSeries of products and other e-business development efforts in 2000 and Optio's fax product in 1999. Research and development expenses represented 11%, 13%, and 11% of total revenue in 2000, 1999 and 1998, respectively. Management expects to continue to significantly increase research and development expenditures with a particular emphasis on projects related to expanding Optio's e-business effort.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 33% to $3.8 million in 2000 and increased 53% to $2.9 million in 1999 from $1.9 million in 1998. The increase in general and administrative expenses was the result of increased costs associated with the growth of Optio's business during these periods, including increased hiring of administrative personnel, as well as a $700,000 non-recurring charge in 1999 due to a stock repurchase. General and administrative expenses represented 12%, 15%, and 14% total revenue in 2000, 1999 and 1998, respectively.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 30% to $1.2 million in 2000 and increased 17% to $941,000 in 1999 from $806,000 in 1998. The increase was principally due to an increase of $94,000 in 2000 and $49,000 in 1999 in the amortization of intangible assets from acquisitions and an increase of $192,000 in 2000 and $86,000 in 1999 in depreciation due to increased capital expenditures. Depreciation and amortization expenses represented 4%, 5%, and 6% of total revenue in 2000, 1999 and 1998, respectively.

INTEREST AND OTHER INCOME (LOSS)

         Interest and other income increased to $234,000 in 2000 from a loss of $199,000 in 1999 and declined to a loss of $199,000 in 1999 from a loss of $37,000 in 1998. The increase in 2000 was due to a combination of increased interest income resulting from the investment of the $47.0 million net proceeds of Optio's initial public offering and a decrease in interest expense due to the pay-off of notes payable to related parties with the proceeds of the initial public offering. The principal reason for the decline in 1999 was $173,000 of additional interest expense associated with indebtedness relating to Optio's stock repurchase in January 1999.

INCOME TAXES

         Income tax expense increased 1,517% to $1.6 million in 2000 from $99,000 in 1999 and 55% to $99,000 in 1999 from $64,000 in 1998. The effective tax rates for the years ended 2000, 1999, and 1998 were 45%, 22%, and 74%, respectively. For fiscal year 2000, the costs related to the expansion into the Asian Pacific market were non-deductible. This was the primary contributing factor of the 45% tax rate for fiscal year 2000. The 22% effective tax rate for fiscal 1999 is principally the result of the benefit of a relatively high level of research and development credits compared to the level of pretax income. The 74% effective tax rate for fiscal 1998 is principally the result of the impact of non-deductible expenses in relation to the low level of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, Optio has primarily financed its operations and met its capital expenditure requirements through cash flows from operations and short and long-term borrowings. At January 31, 2000 and 1999 Optio had $46.8 and $1.1 million, respectively, of cash and cash equivalents.

         The following table sets forth certain selected statements of cash flow information for the periods presented:


                                                                               Year Ended January 31,
                                                                  --------------------------------------------------
                                                                      1998               1999                2000
                                                                  -----------         -----------        -----------
Net cash provided by operations                                   $ 1,149,000         $ 3,062,000        $ 1,847,000
Net cash used in investing activities                                (578,000)         (1,451,000)        (1,196,000)
Net cash provided by (used in) financing activities                  (710,000)         (2,022,000)        45,037,000
    Net increase (decrease) in cash and cash
          equivalents                                                (139,000)           (378,000)        45,697,000



         Cash provided by operating activities for 2000 resulted primarily from net income of $2.0 million, non-cash charges of $1.1 million, and changes in working capital which resulted in a $1.7 million use of cash. The major components of such working capital changes were an increase in accrued expenses of $1.1 million, reduced by an increase in accounts receivable of $4.1 million. The increase in accrued expenses and accounts payable is primarily the result of significant growth in the volume of sales and related business expenses. Investing activities during 2000 consisted primarily of the purchase of approximately $1.1 million of property and equipment. Cash flows from financing activities for 2000 included proceeds of approximately $47.0 million from Optio's initial public offering in December 1999, netted with payments of approximately $1.9 million of Optio's debt.

         For the year ended January 31, 1999, Optio generated net income of $350,000. Combined with the adjustments to reconcile net income to cash of $1.8 million, the effect of an increase in accounts receivable of $2.6 million and an increase in deferred revenue of $3.1 million, operating activities added $3.0 million to cash flows. Accounts receivable increased as a result of the revenue increase from 1998 to 1999. Deferred revenue increased as a result increased service revenue and the timing of these consulting projects in progress at January 31, 1999, and an increase in the number of customers on maintenance agreements. Investing activities included the purchase of $571,000 of fixed assets in the ordinary course of business and advances to a related party of $525,000. Cash used in financing activities represented payments of $2.0 million for notes payable to related parties and capital leases.

         For the year ended January 31, 1998, the Optio generated net income of $22,000. Combined with the adjustments to reconcile net income to cash of $1.0 million, the effect of an increase in accounts receivable of $1.0 million, and an increase in deferred revenue of $793,000, operating activities added $1.1 million to cash flows. Accounts receivable increased as a result of the revenue increase from 1997 to 1998. Deferred revenue increased as a result of timing of consulting projects in progress at January 31, 1998.

         Optio has notes payable to related parties as of January 31, 2000 of $228,000, all of which are payable during the year ended January 31, 2001. Optio also had a line of credit from Premier Lending Corporation at a rate of prime plus 1% if the average daily loan balance during the month is greater than $1.0 million, and prime plus 2% if the average daily loan balance during the month is less than $1.0 million. This line of credit was closed effective April 25, 2000. At January 31, 2000, there was no outstanding balance under this line of credit. None of these credit agreements contained any material restrictions on Optio's ability to make expenditures or dividends or require Optio to maintain any material financial ratios.

         Subsequent to January 31, 2000, Optio consummated the acquisitions of Muscato Corporation and Translink Solutions Corporation. The purchase price for the common stock of Muscato Corporation was $20,000,000 in cash and an additional payment of $8,000,000 to be paid on March 27, 2030, pursuant to promissory notes. The promissory notes provide for mandatory acceleration of payments of $4,000,000 to be paid on March 27, 2001 and $4,000,000 to be paid on March 27, 2002, providing certain provisions are met. The purchase price for the assets acquired from Translink was $5,000,000 in cash. The cash component of each purchase price was paid out of the net proceeds of Optio's initial public offering.

         Also subsequent to January 31, 2000, Optio entered into a $10.0 million line of credit arrangement with First Union National Bank. The line of credit matures on April 14, 2001. The line of credit bears interest at LIBOR plus 1.75%. This debt instrument is due on April 14, 2001 and is collateralized by accounts receivable of Optio. The agreement contains customary events of default and a number of customary covenants including certain financial ratios and restrictions on dividends.

         Management believes that the net proceeds from the initial public offering in December 1999, together with the line of credit, existing cash and cash equivalents and future funds generated from operations will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. To the extent that these amounts are insufficient, we will be required to raise additional funds through equity or debt financing. There can be no assurance that we will be able to raise additional funds on favorable terms, or at all.

YEAR 2000 READINESS

         Optio spent considerable internal and external resources from 1997 through 1999 preparing for the "Year 2000" computer issue. The Year 2000 issue relates to the ability of a computer system to properly process data beginning on January 1, 2000. The Company's efforts were spent to ensure that its computer products were "Year 2000 Ready," as defined, and that its internal core information technology (IT) and non-IT systems were Year 2000 Ready.

         Optio believes it successfully implemented its Year 2000 program, as evidenced by the continued successful operations of its computer products and core internal IT and non-IT systems. Optio has not encountered significant problems with its third-party customers, financial institutions, vendors and others with whom it conducts business. Optio will continue to monitor its product performance and core IT and non-IT systems throughout 2000 to ensure ongoing performance. While there can be no assurance that no Year 2000 related issues will arise, as of January 31, 2000, management believes, based on information currently available, that Year 2000-related events are not likely to have a material effect on Optio's results of operation, financial condition or liquidity.

         Optio did not separately track expenditures to achieve Year 2000 readiness. Those expenditures were absorbed within the development organization. To date, costs related to Year 2000 readiness have not been material relative to Optio's overall development expenditures. Furthermore, based on Optio's experience to date, Optio does not anticipate that costs associated with remediating non-compliant products or internal systems will be material.

         Despite the measures Optio is taking, Optio cannot assure you that the Year 2000 issues will not be discovered in Optio's software or internal software systems. If Year 2000 issues are discovered, Optio cannot assure you that its contingency plan will be adequate to deal with them effectively, or that the costs of making Optio's software and systems Year 2000 ready will not have a material adverse effect on its business, operating results and financial condition. Although Optio has not been a party to any litigation or arbitration proceeding to date involving its software or services related to Year 2000 compliance issues, there can be no assurance that Optio will not in the future be required to defend its software or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, would harm Optio's business.

NEW ACCOUNTING PRONOUNCEMENTS


         In March 1998, the AICPA issued Statement of Position 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, which delayed for one year the effective date of the provisions within SOP 97-2 that set forth the definition of "vendor-specific objective evidence" of fair value. In December 1998, the AICPA issued Statement of Position 98-9 ("SOP 98-9"), MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS." SOP 98-9 extended the effective date to apply the definition of "vendor-specific objective fair evidence" of fair value under SOP 97-2 through fiscal years beginning on or before March 15, 1999 and introduced the requirement to recognize revenue using the "residual method" to value delivered elements of multiple-element contracts under certain circumstances. The provisions of SOP 98-9 have been adopted by the Company effective February 1, 2000, which did not have a material effect on the Company's financial position or results of operations.

         In 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). The Company adopted SFAS 131 effective February 1, 1998. The Company has made the financial statement disclosures necessary to conform to SFAS 131, which has had no impact on the Company's financial position or results of operations.

         In 1998, the AICPA issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPMENT OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). The Company adopted SOP 98-1 effective February 1, 1999. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. SFAS No. 133 is expected to be effective for the Company's fiscal year beginning February 1, 2001. The Company is currently evaluating what impact, if any, SFAS No. 133 may have on its consolidated financial statements.

         On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, or SAB 101. SAB 101 summarizes specific areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and will be adopted by Optio on May 1, 2000. Management believes that its current revenue recognition principles comply with SAB 101.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Optio provides its services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, Optio's financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or the weakening of these local currencies could make Optio's products less competitive in foreign markets. Optio's interest income and expense is sensitive to changes in the general level of U.S. interest rates. Based on Optio's cash equivalents balance and the nature of its outstanding debt, Optio believes its exposure to interest rate risk is not material. Optio's available for sale marketable securities are carried at fair value and subject to the risks of general market fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements on page F-1. The supplementary data is included in Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A to be filed not more than 120 days after the year ended January 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)    Financial Statements - see index on Page F-1 herein.

         (a)(2) Schedule II - Valuation and Qualifying Accounts - See page F-26 herein. Other financial statements and schedules are not presented because they are either not required or the information required by statements or schedules is presented elsewhere.

         (a)(3)    The exhibits filed as part of this Report as required by
                   Item 601 of Regulation S-K are included in the Index to Exhibits included elsewhere in this report.

         (b)       Reports on Form 8-K.

                   A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 10, 2000, to disclose Optio's acquisition of Muscato Corporation and Translink Solutions Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April, 2000.


                                  OPTIO SOFTWARE, INC.

                                  By: /s/ C. Wayne Cape
                                      --------------------------
                                      C. Wayne Cape
                                      Chairman of the Board and
                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                       TITLE                          DATE

  /s/ C. Wayne Cape         Chairman of the Board and Chief     April 28, 2000
------------------------    Executive Officer (Principal
      C. Wayne Cape         Executive Officer)

 /s/ F. Barron Hughes       Chief Financial Officer and         April 28, 2000
------------------------    Secretary (Principal Financial
     F. Barron Hughes       and Accounting Officer)

 /s/ Mitchel Laskey         Director                            April 28, 2000
------------------------
     Mitchel Laskey

 /s/ David Dunn-Rankin      Director                            April 28, 2000
------------------------
     David Dunn-Rankin

  /s/ James Felcyn          Director                            April 28, 2000
------------------------
      James Felcyn

                                INDEX TO EXHIBITS


Exhibit                                Description
-------                                -----------
1.1**    Form of Underwriting Agreement.
2.1**    Stock Purchase Agreement dated as of March 27, 2000, by and among Optio
         Software, Inc., Muscato Corporation, the Shareholders of Muscato
         Corporation, Michael A. Muscato and Nicholas Muscato.
2.2**    Asset Purchase Agreement dated as of March 27, 2000, by and among Optio
         Software, Inc., TransLink Solutions Corporation, the Shareholders of
         TransLink Solutions Corporation, Michael A. Muscato and Nicholas
         Muscato.
2.3**    Promissory Note dated March 27, 2000 in the amount of $4,000,000 issued by the Company to Michael Muscato.
2.4**    Promissory Note dated March 27, 2000 in the amount of $2,000,000 issued by the Company to Nicholas Muscato.
2.5**    Promissory Note dated March 27, 2000 in the amount of $2,000,000 issued by the Company to Brian Newton.
3.1**    Amended and Restated Articles of Incorporation of the Registrant.
3.2**    Amended and Restated Bylaws of the Registrant.
4.1**    See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
         Articles of Incorporation and Amended and Restated Bylaws of the
         Registrant defining rights of the holders of Common Stock of the
         Registrant.
4.2**    Specimen Stock Certificate.
10.1**   Optio Software, Inc. Stock Incentive Plan dated as of January 1, 1997.
10.2**   Optio Software, Inc. Outside Director Stock Option Plan dated as of
         October 13, 1999.
10.3**   Lease Agreement by and between Weeks Realty, L.P. and X-Point
         Corporation dated March 18, 1996.
10.4**   Sublease Agreement by and between HBO & Company and Optio Software,
         Inc. dated March 22, 1999.
10.5**   Promissory note by and between Optio Software, Inc. and Premier Lending
         Corporation dated January 31, 1999.
10.6**   Equipment Security Agreement by and between Optio Software, Inc. and
         Premier Lending Corporation dated January 31, 1999.
10.7**   Security Agreement by and between Optio Software, Inc. and Premier
         Lending Corporation dated January 31, 1999.
10.8**   Guaranty Agreement by and between Optio Software, Inc. and Premier
         Lending Corporation dated January 31, 1999.
10.9**   Promissory note by and between Optio Software, Inc. and David
         Dunn-Rankin dated October 13, 1999.
10.10**  Stock Option Pledge and Security Agreement by and between Optio
         Software, Inc. and David Dunn-Rankin dated October 13, 1999.
10.11**  Promissory note by and between Optio Software, Inc. and C. Wayne Cape dated December 31, 1998.
10.12    Credit Agreement dated as of April 14, 2000, by and among Optio
         Software, Inc., as Borrower, and First Union Nation Bank, as Lender.
21.1     List of Subsidiaries.
23.2**   Consent of Morris, Manning & Martin (included in Exhibit 5.1).
24.1**   Powers of Attorney (included on signature page).
27.1     Financial Data Schedule.
99.1**   Consent of James J. Felcyn, Jr.
99.2**   Consent of Port Huron Hospital.
99.3**   Consent of Schlumberger, Ltd.
99.4**   Consent of The Home Depot, Inc.
99.5**   Consent of AMR Research, Inc.


99.6**   Consent of International Data Corporation.
99.7**   Press Release concerning the Acquisition of Muscato Corporation and
         TransLink Solutions Corporation.
99.8     Safe Harbor Compliance Statement for Forward-Looking Statements



----------
** Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-89181) filed with the Commission on October 15, 1999, as amended and incorporated herein by reference.

                              Optio Software, Inc.
                          Index to Financial Statements


                                                                                    Page
                                                                                   Number
Report of Independent Auditors..................................................    F-2
Consolidated Balance Sheets as of January 31, 1999 and 2000.....................    F-3
Consolidated Statements of Income for the years ended January 31, 1998,
   1999, and 2000...............................................................    F-4
Consolidated Statements of Shareholders' Equity for the
   years ended January 31, 1998, 1999, and 2000.................................    F-5
Consolidated Statements of Cash Flows for the years ended January 31, 1998,
   1999 and 2000................................................................    F-6
Notes to Consolidated Financial Statements......................................    F-7


                         Report of Independent Auditors

The Board of Directors and Shareholders
Optio Software, Inc.

         We have audited the accompanying consolidated balance sheets of Optio Software, Inc. as of January 31, 1999 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optio Software, Inc. at January 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                  Ernst & Young LLP


February 25, 2000, except for Note 15, as to which the date is April 14, 2000
Atlanta, Georgia

                              OPTIO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                           January 31,
                                                                                  ----------------------------
                                                                                      1999             2000
                                                                                  ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  1,129,000    $ 46,826,000
   Marketable securities                                                               372,000         386,000
   Accounts receivable, less allowance for doubtful accounts of $118,000 and         5,691,000       9,268,000
     $286,000, respectively
   Prepaid expenses and other current assets                                           239,000         670,000
   Income tax receivable                                                               171,000              --
   Deferred income taxes                                                               175,000         229,000
                                                                                  ------------    ------------
Total current assets                                                                 7,777,000      57,379,000
Property and equipment:
   Property and equipment                                                            1,886,000       2,990,000
   Accumulated depreciation                                                           (833,000)     (1,472,000)
                                                                                  ------------    ------------
                                                                                     1,053,000       1,518,000
Other assets:
   Notes receivable from related party                                                 525,000         600,000
   Note receivable and advances to shareholders                                        116,000         120,000
   Deferred income taxes                                                               297,000         495,000
   Intangible assets, net of accumulated amortization of $919,000 and $176,000,        872,000         400,000
     respectively
   Other                                                                                98,000         130,000
                                                                                  ============    ============
Total assets                                                                      $ 10,738,000    $ 60,642,000
                                                                                  ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                               $    696,000    $  1,388,000
   Accrued expenses                                                                  1,860,000       2,986,000
   Income taxes payable                                                                   --           452,000
   Current portion of notes payable to related parties                                 913,000         228,000
   Current portion of capital lease obligations                                         45,000          45,000
   Deferred revenue                                                                  5,913,000       6,332,000
                                                                                  ------------    ------------
Total current liabilities                                                            9,427,000      11,431,000
Notes payable to related parties, less current portion                               1,124,000             --
Capital lease obligations, less current portion                                         84,000          38,000
Deferred revenue                                                                        94,000         174,000
Shareholders' equity:
   Preferred stock, no par value; 20,000,000 shares authorized, none issued or              --              --
     outstanding
   Common stock, no par value: 100,000,000 shares authorized; 11,918,640 and
     17,133,640 shares issued and outstanding, respectively                          1,033,000      48,362,000
   (Accumulated deficit) retained earnings                                          (1,071,000)        921,000
   Accumulated other comprehensive income                                               47,000          12,000
   Unamortized stock compensation                                                           --        (296,000)
                                                                                  ------------    ------------
Total shareholders' equity                                                               9,000      48,999,000
                                                                                  ============    ============
Total liabilities and shareholders' equity                                        $ 10,738,000    $ 60,642,000
                                                                                  ============    ============



                             SEE ACCOMPANYING NOTES.

                              Optio Software, Inc.
                        Consolidated Statements of Income


                                                           YEAR ENDED JANUARY 31,
                                               ---------------------------------------------
                                                        1998            1999            2000
                                                ------------    ------------    ------------
Revenue:
   License fees                                 $  9,150,000    $ 12,014,000    $ 17,114,000
   Services, maintenance, and other                4,419,000       7,525,000      15,719,000
                                                ------------    ------------    ------------
                                                  13,569,000      19,539,000      32,833,000

Cost of revenue:
   License fees                                    1,088,000         913,000         980,000
   Services, maintenance, and other                2,214,000       4,089,000       7,997,000
                                                ------------    ------------    ------------
                                                   3,302,000       5,002,000       8,977,000
                                                ------------    ------------    ------------
                                                  10,267,000      14,537,000      23,856,000
Operating expenses:
   Sales and marketing                             5,901,000       7,534,000      11,863,000
   Research and development                        1,551,000       2,530,000       3,559,000
   General and administrative                      1,886,000       2,884,000       3,848,000
   Depreciation and amortization                     806,000         941,000       1,227,000
                                                ------------    ------------    ------------
                                                  10,144,000      13,889,000      20,497,000
                                                ------------    ------------    ------------
Income from operations                               123,000         648,000       3,359,000

Other income (expense):
     Interest income                                  32,000         104,000         363,000
     Interest expense                                (77,000)       (257,000)       (120,000)
     Other                                             8,000         (46,000)         (9,000)
                                                ------------    ------------    ------------
                                                     (37,000)       (199,000)        234,000
                                                ------------    ------------    ------------
Income before income taxes                            86,000         449,000       3,593,000
Income tax expense                                    64,000          99,000       1,601,000
                                                ------------    ------------    ------------
Net income                                      $     22,000    $    350,000    $  1,992,000
                                                ============    ============    ============
Net income per share-basic                      $       0.00    $       0.03    $       0.16
                                                ============    ============    ============
Net income per share-diluted                    $       0.00    $       0.02    $       0.10
                                                ============    ============    ============
Weighted average shares outstanding - basic       12,890,904      12,824,532      12,586,037
                                                ============    ============    ============
Weighted average shares outstanding - diluted     16,423,952      17,304,829      20,441,759
                                                ============    ============    ============


                             SEE ACCOMPANYING NOTES.

                              Optio Software, Inc.
                 Consolidated Statements of Shareholders' Equity

                                                                                                           ACCUMULATED OTHER
                                                                         COMMON STOCK    RETAINED EARNINGS  COMPREHENSIVE
                                                                 -----------------------    (ACCUMULATED       (LOSS)
                                                                   SHARES         AMOUNT       DEFICIT)        INCOME
                                                                 -------------------------------------------------------------
Balance at February 1, 1997                                      12,430,230  $    404,000  $    931,000  $    (15,000)
   Comprehensive income (loss), net of tax:
     Net income                                                        --            --          22,000          --
     Unrealized loss on marketable securities available for sale       --            --            --         (18,000)
   Comprehensive income
   Issuance of common stock                                         500,000       300,000          --            --
                                                                 ----------  ------------  ------------  ------------
Balance at January 31, 1998                                      12,930,230       704,000       953,000       (33,000)
   Comprehensive income, net of tax:
     Net income                                                        --            --         350,000          --
     Foreign currency translation adjustment                           --            --            --           1,000
     Unrealized gain on marketable securities available for sale       --            --            --          79,000
   Comprehensive income
   Issuance of common stock:
     Acquisition of business                                        200,000       160,000          --            --
     Exercise of stock options and related tax benefit              500,000       301,000          --            --
     Issuance to employee                                            10,000        15,000          --            --
   Purchase and retirement of common stock                       (1,721,590)     (147,000)   (2,374,000)         --
                                                                 ----------  ------------  ------------  ------------
Balance at January 31, 1999                                      11,918,640     1,033,000    (1,071,000)       47,000
   Comprehensive income, net of tax:
     Net income                                                        --            --       1,992,000          --
     Foreign currency translation adjustment                           --            --            --         (40,000)
     Unrealized gain on marketable securities available for sale       --            --            --           5,000
   Comprehensive income
   Issuance of common stock in initial public
     offering, net of issuance costs of $5,194,000                5,215,000    46,956,000          --            --
   Compensation related to stock option grants                         --         373,000          --            --
                                                                 ----------  ------------  ------------  ------------
Balance at January 31, 2000                                      17,133,640  $ 48,362,000  $    921,000  $     12,000
                                                                 ==========  ============  ============  ============


                                                                   UNAMORTIZED
                                                                      STOCK      TOTAL SHAREHOLDERS'
                                                                   COMPENSATION     EQUITY
                                                                  ----------------------------------
Balance at February 1, 1997                                       $     --      $  1,320,000
   Comprehensive income (loss), net of tax:
     Net income                                                         --            22,000
     Unrealized loss on marketable securities available for sale        --           (18,000)
                                                                                ------------
   Comprehensive income                                                                4,000
   Issuance of common stock                                             --           300,000
                                                                  ----------    ------------
Balance at January 31, 1998                                             --         1,624,000
   Comprehensive income, net of tax:
     Net income                                                         --           350,000
     Foreign currency translation adjustment                            --             1,000
     Unrealized gain on marketable securities available for sale        --            79,000
                                                                                ------------
   Comprehensive income                                                              430,000
   Issuance of common stock:
     Acquisition of business                                            --           160,000
     Exercise of stock options and related tax benefit                  --           301,000
     Issuance to employee                                               --            15,000
   Purchase and retirement of common stock                              --        (2,521,000)
                                                                  ----------    ------------
Balance at January 31, 1999                                             --             9,000
   Comprehensive income, net of tax:
     Net income                                                         --         1,992,000
     Foreign currency translation adjustment                            --           (40,000)
     Unrealized gain on marketable securities available for sale        --             5,000
                                                                                ------------
   Comprehensive income                                                            1,957,000
   Issuance of common stock in initial public
     offering, net of issuance costs of $5,194,000                      --        46,956,000
   Compensation related to stock option grants                      (296,000)         77,000
                                                                  ----------    ------------
Balance at January 31, 2000                                       $ (296,000)   $ 48,999,000
                                                                  ==========    ============

                             SEE ACCOMPANYING NOTES.

                              Optio Software, Inc.
                      Consolidated Statements of Cash Flows


                                                                                    YEAR ENDED JANUARY 31,
                                                                        --------------------------------------------
                                                                                1998            1999            2000
                                                                        ------------    ------------    ------------
OPERATING ACTIVITIES
Net income                                                              $     22,000    $    350,000    $  1,992,000
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                            366,000         457,000         649,000
     Amortization of intangible assets                                       440,000         484,000         578,000
     Provision for doubtful accounts                                         373,000         227,000         473,000
     Gain on sale of marketable securities                                      --           (55,000)        (18,000)
     Loss on sale of property and equipment                                     --              --             1,000
     Non-cash compensation and interest                                         --           888,000          77,000
     Deferred income taxes                                                  (225,000)       (199,000)       (255,000)
     Change in assets and liabilities:
         Accounts receivable                                              (1,028,000)     (2,581,000)     (4,138,000)
         Prepaid expenses and other assets                                    67,000        (116,000)       (533,000)
         Accounts payable                                                    (36,000)       (156,000)        714,000
         Accrued expenses                                                    125,000         742,000       1,141,000
         Income taxes payable                                                252,000        (115,000)        629,000
         Deferred revenue                                                    793,000       3,136,000         537,000
                                                                        ------------    ------------    ------------
Net cash provided by operating activities                                  1,149,000       3,062,000       1,847,000

INVESTING ACTIVITIES
Purchase of marketable securities                                            (27,000)       (302,000)       (176,000)
Proceeds from sale of marketable securities                                     --           166,000         188,000
Purchases of property and equipment                                         (544,000)       (571,000)     (1,135,000)
Proceeds from sale of property and equipment                                    --              --             6,000
Advances to shareholders                                                      (7,000)          4,000          (4,000)
Advances to related party                                                       --          (525,000)        (75,000)
Acquisition of business, net of cash acquired                                   --          (223,000)           --
                                                                        ------------    ------------    ------------
Net cash used in investing activities                                       (578,000)     (1,451,000)     (1,196,000)

FINANCING ACTIVITIES
Payments of notes payable to related parties and capital
   lease obligations                                                        (710,000)     (2,028,000)     (1,919,000)
Proceeds from exercise of stock options                                         --             1,000            --
Issuance of common stock                                                        --              --        46,956,000
Other                                                                           --             5,000            --
                                                                        ------------    ------------    ------------
Net cash (used in) provided by financing activities                         (710,000)     (2,022,000)     45,037,000
Impact of foreign currency rate fluctuations on cash                            --            33,000           9,000
Net (decrease) increase in cash and cash equivalents                        (139,000)       (378,000)     45,697,000
Cash and cash equivalents at beginning of year                             1,646,000       1,507,000       1,129,000
                                                                        ------------    ------------    ------------
Cash and cash equivalents at end of year                                $  1,507,000    $  1,129,000    $ 46,826,000
                                                                        ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                                  $     48,000    $    221,000    $    122,000
                                                                        ============    ============    ============
Cash paid for income taxes                                              $    127,000    $    416,000    $  1,037,000
                                                                        ============    ============    ============


                             SEE ACCOMPANYING NOTES.

                              Optio Software, Inc.
                   Notes to Consolidated Financial Statements
                                JANUARY 31, 2000

1. DESCRIPTION OF BUSINESS

         Optio Software, Inc. (the "Company") is engaged primarily in the development, sale and support of document customization software to companies located principally in the United States and Europe. The industry in which the Company operates is subject to rapid change due to development of new technologies and products. Effective March 11, 1997, the Company changed its name from Xpoint Corporation to Optio Software, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

         The financial statements of the Company's French, British, and Australian subsidiaries have been translated into United States dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, FOREIGN CURRENCY TRANSLATION, which generally provides for the use of current exchange rates in translating financial statements. The foreign currency translation adjustment is included in shareholders' equity.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

         The Company typically recognizes software license fee revenue from sales to end users as well as from sales to resellers and distributors upon delivery when there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the license fee is probable. For sales to resellers and distributors, products are delivered either directly to the end user or to the reseller when the reseller has an identified end user. No customers have the right to return products purchased. When contracts requiring significant production, modification or customization are entered into, contract revenue is recognized on a percentage of completion basis using actual costs incurred as a percentage of expected total costs. Revenue from maintenance contracts is recognized on a pro-rata basis over the term of each contract, and revenue from other services, principally training, is recognized as the services are performed. Deferred revenue represents payments received in advance of recognizing the related revenue.

         Prior to February 1, 1998, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 91-1, SOFTWARE REVENUE RECOGNITION ("SOP 91-1"). In October 1997 the AICPA issued Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION ("SOP 97-2"), which superseded SOP 91-1, to clarify guidance on applying generally accepted accounting principles to software transactions and to provide guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. Effective February 1, 1998, the Company adopted SOP 97-2, as amended by Statement of Position 98-4, DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF SOP 97-2. Such adoption did not have a material effect on the Company's methods of recognizing revenue.

ADVERTISING COSTS

         Advertising costs are expensed in the period incurred. Total advertising expense amounted to approximately $887,000, $1,147,000, and $1,413,000 during the years ended January 31, 1998, 1999 and 2000, respectively.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at January 31, 2000 consists primarily of investments in commercial paper totaling $40,146,000, and mature in three months or less. The carrying amounts of the Company's investments in commercial paper approximate their fair values due to the short maturities of these instruments.

MARKETABLE SECURITIES

         The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on these investments are reported as a separate component of accumulated other comprehensive income, which is included in shareholders' equity, and are not reported in earnings until realized or until a decline in fair value below cost is deemed to be other than temporary. The aggregate costs of marketable securities held as of January 31, 1999 and 2000 are $297,000 and $305,000, respectively.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation expense is calculated over the estimated useful lives of the related assets (generally three to seven years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Amortization of assets recorded under capital leases is included in depreciation expense.

         Property and equipment at January 31, 1999 and 2000 consisted of the following:


                                               JANUARY 31,
                                        --------------------------
                                               1999           2000
                                        -----------    -----------
Equipment                               $ 1,159,000    $ 1,820,000
Furniture and fixtures                      242,000        439,000
Purchased software                          401,000        559,000
Leasehold improvements                       84,000        172,000
                                        -----------    -----------
                                          1,886,000      2,990,000
Less accumulated depreciation              (833,000)    (1,472,000)
                                        -----------    -----------
Net property and equipment              $ 1,053,000    $ 1,518,000
                                        ===========    ===========


INTANGIBLE ASSETS

         Intangible assets represent the excess of cost over the fair value of net tangible assets acquired and include goodwill and other intangible assets, principally the value of an existing customer base acquired. Intangible assets are being amortized using the straight-line method over periods of three to five years for goodwill and three years for other intangible assets.

LONG-LIVED ASSETS

         The Company continually monitors events and changes in circumstances that would indicate the carrying amounts of property, equipment and intangible assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of the respective asset by determining whether the carrying value of such asset will be recovered through undiscounted expected future cash flows. Should the Company determine that the carrying values of the respective assets are not recoverable, the Company would record a charge to reduce the carrying values of such assets to their fair values.

INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Such amounts are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.

EMPLOYEE STOCK OPTIONS

         The Company accounts for stock based awards using the intrinsic value method under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations. The pro forma effect on the accompanying consolidated statements of income of applying the fair value method under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), is presented in Note 8.

NON-CASH TRANSACTIONS

         Non-cash investing activities during the year ended January 31, 2000 included the issuance of debt in the amount of $89,000 in accordance with the purchase agreement of Competence Software Europe, S.A. The agreement called for additional amounts as part of the purchase price if certain aggregate gross revenue thresholds were met. The additional $89,000 to be paid under the agreement was charged to goodwill.

COMPREHENSIVE INCOME

         As of February 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The consolidated financial statements for the year ended January 31, 1998 have been reclassified to conform to the requirements of Statement 130. Unrealized gains on marketable securities as of January 31, 1999 and 2000 are net of income taxes of $28,000 and $31,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 1998, the AICPA issued Statement of Position 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, which delayed for one year the effective date of the provisions within SOP 97-2 that set forth the definition of "vendor-specific objective evidence" of fair value. In December 1998, the AICPA issued Statement of Position 98-9 ("SOP 98-9"), MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS." SOP 98-9 extended the effective date to apply the definition of "vendor-specific objective fair evidence" of fair value under SOP 97-2 through fiscal years beginning on or before March 15, 1999 and introduced the requirement to recognize revenue using the "residual method" to value delivered elements of multiple-element contracts under certain circumstances. The provisions of SOP 98-9 have been adopted by the Company effective February 1, 2000, which did not have a material effect on the Company's financial position or results of operations.

         In 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). The Company adopted SFAS 131 effective February 1, 1998. The Company has made the financial statement disclosures necessary to conform to SFAS 131, which has had no impact on the Company's financial position or results of operations.

         In 1998, the AICPA issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPMENT OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). The Company adopted SOP 98-1 effective February 1, 1999. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. SFAS 133 is expected to be effective for the Company's fiscal year beginning February 1, 2001. The Company is currently evaluating what impact, if any, SFAS 133 may have on its consolidated financial statements.

         On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, or SAB 101. SAB 101 summarizes specific areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and will be adopted by the Company on May 1, 2000. Management believes that its current revenue recognition policies comply with SAB 101.

3. FINANCIAL INSTRUMENTS

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, trade accounts receivable, and notes receivable from a related party.

         The Company maintains cash and cash equivalents at various financial institutions. Company policy is designed to limit exposure at any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions which are considered in the Company's investment strategy. Cash equivalents at January 31, 2000 of $40,146,000 represented investments in the commercial paper of a large U.S. company and a Federal Home Loan Bank Discount Note.

         Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 days, and management records estimates of expected credit losses and returns of products sold. Bad debt expense for the years ended January 31, 1998, 1999, and 2000 amounted to $377,000, $227,000 and
$473,000, respectively. Credit risk with respect to the note receivable from related party is limited as the note is secured by options to purchase 500,000 shares of the Company's common stock.

FAIR VALUES

         The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable from a related party, accounts payable and long-term debt approximate their fair value. The fair values of marketable equity securities are based on quoted market prices.

4. NOTES PAYABLE TO RELATED PARTIES

         Notes payable to related parties consisted of the following:


                                                                                         JANUARY 31,
                                                                                   -----------------------
                                                                                         1999         2000
                                                                                   ----------   ----------
Note payable to a shareholder resulting for the purchase of Devcom Mid-America,
   Inc. (see Note 10), in the original amount of $379,000 due in monthly installments of $11,000 including interest at 10%,
   through February 2000                                                           $  141,000   $   11,000


Notes payable to a shareholder and employee for the purchase of Competence
   Software Europe, S.A. (see Note 10) in the original amount of $150,000 due in two annual payments of $75,000 and accruing interest at 5%. An additional
   $89,000 became payable in January 2000 as a result of the achievement of certain revenue thresholds as defined in the purchase
   agreement and is due February 2000                                                 150,000      164,000

Notes payable to three former shareholders and employees for the purchase of common stock and options to purchase common stock (see Note 9), in the original amount of $3,283,000, of which $1,612,000 was paid in January 1999, with the remaining balance due in quarterly installments of $183,000 including interest at 7%, through July 2001. The note was
   repaid in December 1999                                                          1,671,000         --

Other notes payable to related parties                                                 75,000       53,000
                                                                                   ----------   ----------
                                                                                    2,037,000      228,000
Less current portion                                                                  913,000      228,000
                                                                                   ----------   ----------
                                                                                   $1,124,000   $     --
                                                                                   ==========   ==========


5. CAPITAL LEASES AND LINES OF CREDIT

         The Company leases telecommunications, computer equipment and vehicles under capital leases. Assets under capital leases included in property and equipment are as follows:


                                      JANUARY 31,
                                -------------------
                                    1999       2000
                                -------------------
Equipment                       $215,000   $215,000
Less accumulated amortization     85,000    135,000
                                --------   --------
                                $130,000   $ 80,000
                                ========   ========


Future minimum lease payments under capital leases consist of the following at January 31, 2000:


2001                                          $ 53,000
2002                                            38,000
                                              --------
Total minimum lease payments                    91,000
Less amounts representing interest              (8,000)
                                              --------
Present value of net minimum lease payments     83,000
Less current portion                           (45,000)
                                              --------
                                              $ 38,000
                                              ========


         The Company had a note payable to a bank in the original amount of $550,000 due in monthly installments of $11,000 including interest at prime rate plus .75% (9.0% at January 31, 1998), which was fully paid in November 1998. The note was secured by substantially all assets, and personally guaranteed by the majority shareholder.

         On May 9, 1997, the Company entered into a line of credit with a bank under which it could borrow up to $1,500,000 subject to certain limitations, through May 11, 1998. The line bore interest at the prime rate (8.25% at January 31, 1998). As of January 31, 1998, there were no borrowings outstanding under the line.

         On January 31, 1999, the Company entered into a line of credit with a bank under which it may borrow up to $2,000,000 subject to certain limitations, through January 31, 2001. This line of credit was closed effective April 25, 2000. The line bore interest at the prime rate plus one to two percent based on the balance outstanding under the line of credit (9.5% to 10.5% at January 31, 2000). Virtually all assets were pledged as collateral under the line of credit. As of January 31, 1999 and 2000, there were no borrowings outstanding under the line.

6. OPERATING LEASES

         The Company leases office and warehouse space under operating leases. Rent expense under the Company's operating leases was approximately $253,000, $314,000, and $839,000 during the years ended January 31, 1998, 1999, and 2000, respectively.

         Future minimum lease payments under noncancellable operating leases, with initial terms of at least one year at the time of inception, are as follows at January 31, 2000:


2001         $1,491,000
2002          1,389,000
2003          1,276,000
2004          1,272,000
2005          1,253,000
Thereafter    2,233,000
             ----------
             $8,914,000
             ==========


7. INCOME TAXES

         The provisions for income taxes are summarized below:


                         YEAR ENDED JANUARY 31,
                    1998           1999           2000
             -----------------------------------------
Current:
   Federal   $   222,000    $   120,000    $ 1,265,000
   State          39,000         44,000        250,000
   Foreign        28,000        134,000        341,000
             -----------    -----------    -----------
                 289,000        298,000      1,856,000
Deferred:
   Federal      (202,000)      (178,000)      (228,000)
   State         (23,000)       (21,000)       (27,000)
             -----------    -----------    -----------
                (225,000)      (199,000)      (255,000)
             -----------    -----------    -----------
Total        $    64,000    $    99,000    $ 1,601,000
             ===========    ===========    ===========


         Pre-tax income attributable to foreign and domestic operations is summarized below:


                                     YEAR ENDED JANUARY 31,
                               1998          1999          2000
                        ---------------------------------------
U.S. operations         $    86,000   $   112,000   $ 3,043,000
French operations              --         337,000       295,000
U.K. operations                --            --         598,000
Australian operations          --            --        (343,000)
                        -----------   -----------   -----------
                        $    86,000   $   449,000   $ 3,593,000
                        ===========   ===========   ===========


         A reconciliation of the provision for income taxes to the statutory federal income tax rate is as follows:


                                                              YEAR ENDED JANUARY 31,
                                                         1998           1999           2000
                                                  -----------------------------------------
Statutory rate of 34% applied to pre-tax income   $    29,000    $   153,000    $ 1,220,000
State income taxes, net of Federal tax benefit          7,000          8,000        120,000
Valuation reserve on Australian loss                     --             --          117,000
Foreign taxes                                          28,000         20,000         55,000
Research and development tax credits                  (56,000)      (116,000)      (174,000)
Meals and entertainment expense                          --             --           50,000
Goodwill amortization                                    --             --           36,000
Other, net                                             56,000         34,000        177,000
                                                  -----------    -----------    -----------
                                                  $    64,000    $    99,000    $ 1,601,000
                                                  ===========    ===========    ===========


         Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                       JANUARY 31,
                                                 -------------------
                                                     1999       2000
                                                 -------------------
Deferred income tax assets:
   Goodwill amortization                         $289,000   $397,000
   Net operating loss carryforwards                  --      117,000
   Payroll related accruals                       104,000     97,000
   Allowance for doubtful accounts                 43,000    107,000
   Deferred revenue                                36,000     66,000
   Other, net                                      28,000     88,000
   Valuation allowance                               --     (117,000)
                                                 --------   --------
Total deferred income tax assets                  500,000    755,000
Deferred income tax liabilities:
   Unrealized changes in marketable securities     28,000     31,000
                                                 --------   --------
Total deferred income tax liabilities              28,000     31,000
                                                 --------   --------
Net deferred tax asset                           $472,000   $724,000
                                                 ========   ========


         At January 31, 2000, the Company had net operating loss carryforwards of approximately $346,000 resulting from its Australian operations. For financial reporting purposes, a valuation allowance has been established to offset the deferred tax assets related to these carryforwards.

8. STOCK OPTIONS

         Effective January 1, 1997, the Company adopted a stock incentive plan (the "Plan") for employees and key persons which provides for the issuance of stock incentives covering up to 12,500,000 shares of common stock. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights. The terms and conditions of stock incentives granted under the Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Board of Directors. The term of options granted under the Plan may not exceed 10 years and generally vest over periods ranging from three to five years.

         On October 15, 1999, the Company adopted a Directors' Stock Option Plan for directors of the Company who are not officers or employees of the Company. The Directors' Plan provides for issuance of options to purchase the Company's common stock at an exercise price equal to fair market value on the date of grant and expiring 10 years after issuance. The options will become fully vested as of the date of issuance. The Company has reserved 300,000 shares of the Company's common stock for issuance under the Directors' Plan. The Company granted options to purchase 30,000 shares of common stock at a per share price equal to the initial public offering price per share to directors under the Directors' Plan.

         A summary of stock option activity is as follows:


                                                       EXERCISE PRICE    WEIGHTED
                                              NUMBER        PER          AVERAGE
                                               OF          OPTION        EXERCISE
                                             SHARES                       PRICE
                                           ---------------------------------------
Outstanding options at February 1, 1997    5,692,500    $0.002-$0.64    $    0.27
   Options granted                           975,000    $0.60-$0.80     $    0.65
   Options cancelled                        (375,000)   $0.03-$0.60     $    0.27
                                           ---------
Outstanding options at January 31, 1998    6,292,500    $0.002-$0.80    $    0.34
   Options granted                         4,099,940    $0.80-$1.50     $    0.80
   Options exercised                        (500,000)   $0.002          $    0.002
   Options canceled                         (790,040)   $0.10-$0.80     $    0.22
                                           ---------
Outstanding options at January 31, 1999    9,102,400    $0.002-$1.50    $    0.56
   Options granted                         1,392,595    $1.00-$10.00    $    1.85
   Options canceled                         (906,575)   $0.60-$1.70     $    0.83
                                           ---------
Outstanding options at January 31, 2000    9,588,420    $.01-$10.00     $    0.72
                                           =========

Exercisable options at January 31, 1998    3,840,000    $0.002-$0.80    $    0.22
                                           =========
Exercisable options at January 31, 1999    4,625,000    $0.002-$0.80    $    0.39
                                           =========
Exercisable options at January 31, 2000    5,961,250    $0.002-$10.00   $    0.50
                                           =========


         The following table summarizes information concerning options outstanding and exercisable as of January 31, 2000:


                          OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
------------------------------------------------------------------------    ------------------------------------
                                           WEIGHTED
                                           AVERAGE           WEIGHTED
                                          REMAINING          AVERAGE                            WEIGHTED
 EXERCISE              NUMBER           CONTRACTUAL       EXERCISE             NUMBER          AVERAGE
 PRICES                OUTSTANDING          LIFE             PRICE               EXERCISABLE    EXERCISE PRICE
------------------- ------------------ ------------------ --------------    ----------------- ------------------
$0.002-0.20           2,350,000            4.75            $    0.07          2,350,000         $    0.07
$0.60-1.00            6,030,695            7.46            $    0.74          3,575,000         $    0.70
$1.50-1.70            1,157,725            9.02            $    1.54              6,250         $    1.50
$10.00                   50,000            9.83            $   10.00             30,000         $   10.00
                      ---------                                               ---------
                      9,588,420            7.54            $    0.72          5,961,250         $    0.50
                      =========                                               =========


         The Company has reserved 12,500,000 shares of common stock for issuance upon exercise of stock options under the Stock Incentive Plan and 300,000 shares of common stock for issuance upon exercise of stock options under the Directors' Stock Option Plan.

         The Company has elected to follow APB 25 in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded.

         Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company's initial public offering. The following weighted-average assumptions were used for the years ended January 31, 1998, 1999 and 2000: risk-free interest rates of 6.28%, 5.61% and 6.34% respectively; no dividend yield; and an expected life of the options of 4.99 years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The weighted-average fair value of options granted during the year ended January 31, 1998 equaled $0.20 per share for options whose exercise price equaled the estimated stock value on the grant date and $0.15 per share for options whose exercise price exceeded the estimated stock value on the grant date. The weighted-average fair value of options granted during the year ended January 31, 1999 equaled $0.23 per share. The weighted average fair value of options granted during the year ended January 31, 2000 equaled $0.72 per share. The Company's pro forma information as determined using the fair value method of accounting of SFAS 123, was as follows:


                                                                        YEAR ENDED JANUARY 31,
                                                                    1998           1999            2000
                                                              -----------------------------------------
Pro forma net income (loss)                                   $  (31,000)   $   123,000   $   1,437,000
Pro forma net income per share - basic                              0.00           0.01            0.11
Pro forma net income per share - diluted                            0.00           0.01            0.07


         Since SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2000.

         The Company recorded deferred compensation of $373,000 during the year ended January 31, 2000 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value per share of the Company's common stock on the date of grant. Such amounts are being amortized over the period in which the options vest, generally three to four years, and accordingly, $77,000 in compensation expense was recognized in the year ended January 31, 2000.

9. SHAREHOLDERS' EQUITY

         On May 1, 1998, the Company issued a note payable for $50,000 to an employee in exchange for 75,000 shares of the Company's common stock. Shareholders' equity was reduced by the $50,000 repurchase price.

         In December 1998, the Company entered into an agreement (the "Agreement") with two of its former key employees and a former advisor (the "Former Shareholders"), whereby the Company paid cash of $60,000 and issued notes payable totaling $3,283,000 in exchange for 1,646,590 shares of the Company's common stock, forfeiture of options to purchase 500,000 shares of the Company's common stock, and accrued interest of $173,000. Shareholders' equity was reduced by the $1.50 per share purchase price for the 1,646,590 repurchased shares.

         The Company recorded compensation expense of $700,000, which is included in general and administrative expenses for the year ended January 31, 1999, as a result of the $1.40 per share price paid to the Former Employees for the options to purchase 500,000 shares of the Company's common stock. The $1.40 price paid represents the estimated fair value of a share of the Company's common stock of $1.50 less the $0.10 per share exercise price of these options.

          During the year ended January 31, 1999, the holder of certain non-qualified options covering 500,000 shares of the Company's common stock exercised such options in exchange for the exercise price of $0.002 per share. As a result the Company recorded a tax benefit of $300,000 in common stock relative to the difference between the estimated fair value of the Company's common stock on the exercise date of $1.50 per share and the exercise price paid of $0.002 per share.

         In connection with the agreement, the Company executed an escrow agreement between the Former Employees and a bank whereby the shares of common stock purchased by the Company were held in escrow as security for the repayment of the issued promissory notes. The escrowed shares were released from escrow upon the pay off of the notes (see Note 4). Such escrowed shares remaining in escrow at January 31, 1999 were not included as outstanding shares of common stock. Such shares were cancelled upon the repayment of the notes and are not included as outstanding shares of common stock at January 31, 2000.

         On October 15, 1999, the Company's Board of Directors declared a 5-for-1 common stock split. All common stock and option information, weighted average shares and net income per share information has been retroactively restated to reflect the stock split.

10. ACQUISITIONS

         On February 28, 1997 the Company acquired all the assets and assumed all the liabilities of Devcom Mid-America, Inc. ("Devcom"). The purchase price amounted to $1,671,000 consisting of 500,000 shares of the Company's common stock valued at $300,000 and assumed liabilities (including notes payable) of $1,371,000. The transaction was accounted for using the purchase method of accounting and all assets and liabilities were recorded at fair value. The excess of purchase price over the net assets acquired is recorded as goodwill of approximately $1,285,000 which was amortized over a three-year period. The goodwill was fully amortized as of January 31, 2000. The results of operations of Devcom have been included in the Company's income statement since the effective date of the transaction.

         The pro forma consolidated results of operations for the year ended January 31, 1998, assuming the above acquisition had occurred at the beginning of the year, was not materially different from the Company's consolidated results of operations for the year ended January 31, 1998.

         On August 26, 1998, the Company acquired all the outstanding shares of Competence Software Europe, S.A ("Competence"), a software product distributor in Europe for consideration valued at approximately $730,000 consisting of notes payable of $150,000, 200,000 shares of the Company's common stock valued at $160,000 and cash and related acquisition costs of approximately $351,000 and $69,000 respectively. In accordance with the purchase agreement, the Company accrued an additional $89,000 as part of the purchase price, based on the achievement of certain aggregate gross revenue thresholds during the twenty-two month period ended January 31, 2000. Payment is due in February 2000. In connection with the transaction, the Company and the seller (the "Seller") entered into a shareholder agreement whereby the Seller, who received 200,000 shares of the Company's common stock as part of the purchase price, is subject to certain restrictions on the transfer or sale of shares, including the Company's right of first refusal to purchase shares to be sold, through March 27, 2000.

         The transaction was accounted for using the purchase method of accounting and its results have been included in the Company's income statement since the effective date of the acquisition. The Company recorded intangible assets of approximately $487,000 which represents the excess of the purchase price over the fair value of assets acquired. The intangible assets were further allocated $150,000 to the existing customer base, which is being amortized over three years, and $337,000 to goodwill, which is being amortized over five years. The additional $89,000 of purchase price accrued at January 31, 2000 was allocated to goodwill and is being amortized over the remaining life of the original goodwill.

         The following represents the unaudited pro forma consolidated results of operations for the years ended January 31, 1998 and 1999, assuming the above acquisition of Competence had occurred at the beginning of the year for the immediately preceding period:


                                                                 YEAR ENDED JANUARY 31,
                                                                    1998            1999
                                                            ----------------------------
Net revenue                                                 $ 14,167,000    $ 19,899,000
Net loss                                                         (70,000)        307,000
Pro forma net (loss) income per share - basic and diluted          (0.01)           0.02


         These unaudited pro forma consolidated results do not purport to be indicative of the results or trends that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

11. EMPLOYEE BENEFIT PLAN

         The Company has a combined profit sharing and 401(k) plan (the "Plan") which covers substantially all employees meeting specified age and length-of-service requirements. The Company may make a discretionary matching contribution each year. The Company recognized expense related to the Plan of approximately $136,000, $127,000 and $263,000 during the years ended January 31, 1998, 1999 and 2000, respectively.

12. RELATED PARTY TRANSACTIONS

         The Company has notes receivable and advances to shareholders for general personal purposes of $116,000 and $120,000 at January 31, 1999 and 2000, respectively. Included in these amounts are notes amounting to $35,000 as of January 31, 1999 and 2000, which bear interest at rates ranging from 9.5% to 10% with the principal and interest thereon due upon demand. The remaining advances do not accrue interest and are due upon demand. The advances and note receivable are classified as long-term as the shareholders do not intend to repay the balances within the next fiscal year.

         During the year ended January 31, 1999, the Company advanced $525,000 for general personal purposes to an individual who is a director of the Company and who holds options to purchase 500,000 shares of the Company's common stock. An additional $75,000 was advanced to this individual during the year ended January 31, 2000. At January 31, 1999 and 2000, $525,000 and $600,000,
respectively, was owed to the Company from this individual as a result of these advances. Such advances are secured by the options held by the individual.

13. NET INCOME PER SHARE

         Net income per share has been computed in accordance with SFAS 128, EARNINGS PER SHARE, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

         The following table sets forth the computation of basic and diluted net income per share:


                                                            YEAR ENDED JANUARY 31,
                                                       1998          1999          2000
Net income                                      $    22,000   $   350,000   $ 1,992,000
                                                ===========   ===========   ===========
Weighted average shares outstanding - basic      12,890,904    12,824,532    12,586,037
Effect of dilutive stock options                  3,533,048     4,480,297     7,855,722
                                                -----------   -----------   -----------
Weighted average shares outstanding - diluted    16,423,952    17,304,829    20,441,759
                                                ===========   ===========   ===========
Net income per share - basic                    $      0.00   $      0.03   $      0.16
                                                ===========   ===========   ===========
Net income per share - diluted                  $      0.00   $      0.02   $      0.10
                                                ===========   ===========   ===========


14. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company is organized around geographic areas. Prior to fiscal 1999, the Company operated in one geographic segment. During fiscal year 1999, the Company operated in two geographic segments, the United States and France, and expanded into the United Kingdom and Australia subsequent to January 31, 1999. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

         Segment information for the years ended January 31, 1999 and 2000 is summarized below.


YEAR ENDED JANUARY 31, 1999            UNITED STATES      FRANCE         COMBINED      ELIMINATIONS    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Revenue from external customers:
    License fees                        $11,442,000       $  572,000   $ 12,014,000    $       -       $ 12,014,000
    Services, maintenance and other       7,111,000          414,000      7,525,000            -          7,525,000
Intersegment revenue                         19,000                -         19,000      (19,000)                 -
                                      ------------------------------------------------------------------------------
    Total revenue                        18,572,000          986,000     19,558,000      (19,000)        19,539,000
Interest income                             102,000            2,000        104,000            -            104,000
Interest expense                           (257,000)               -       (257,000)           -           (257,000)
Depreciation and amortization               917,000           24,000        941,000            -            941,000
Income tax expense (benefit)                (35,000)         134,000         99,000            -             99,000
Segment net income (loss)                   166,000          203,000        369,000      (19,000)           350,000
Total segment assets                      9,554,000        1,184,000     10,738,000            -         10,738,000
Expenditures for long-lived assets        1,004,000          107,000      1,111,000            -          1,111,000



                                   UNITED                         UNITED
YEAR ENDED JANUARY 31, 2000        STATES             FRANCE      KINGDOM    AUSTRALIA       COMBINED    ELIMINATIONS   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers:
    License fees                     $ 14,521,000  $1,689,000  $  796,000   $ 108,000      $17,114,000   $         -   $ 17,114,000
    Services, maintenance and
     other                            14,107,000    1,121,000     467,000      24,000       15,719,000             -     15,719,000
Intersegment revenue                     599,000      194,000           -           -          793,000      (793,000)             -
                                  --------------------------------------------------------------------------------------------------
    Total revenue                     29,227,000    3,004,000   1,263,000     132,000       33,626,000      (793,000)    32,833,000
Interest income                          363,000           -           -            -          363,000             -        363,000
Interest expense                        (119,000)          -           -       (1,000)        (120,000)            -       (120,000)
Depreciation and amortization          1,177,000       47,000       2,000       1,000        1,227,000             -      1,227,000
Income tax expense                     1,260,000      133,000     208,000           -        1,601,000             -      1,601,000
Segment net income (loss)              1,783,000      162,000     390,000    (343,000)       1,992,000             -      1,992,000
Total segment assets                  59,195,000    1,875,000     755,000     106,000       61,931,000    (1,289,000)    60,642,000
Expenditures for long-lived
   assets                               1,094,000      38,000           -       3,000        1,135,000             -      1,135,000


15. SUBSEQUENT EVENTS

         On March 27, 2000, the Company acquired all the outstanding shares of Muscato Corporation ("Muscato"), and substantially all of the assets of Translink Solutions Corporation ("Translink"). The purchase price for the shares of Muscato was $20.0 million in cash and promissory notes of $8.0 million. The notes provide for repayment on March 27, 2030, except that mandatory acceleration of payments of $4.0 million on March 27, 2001 and $4.0 million on March 27, 2002 shall occur, providing employment of the seller by the Company is maintained. The purchase price for the assets acquired from Translink was $5.0 million in cash. The cash component of each purchase price was paid out of the net proceeds of the Company's initial public offering. The transactions will be accounted for using the purchase method of accounting. The acquired assets consist primarily of accounts receivable, technology, software, machinery, equipment, furniture and fixtures, cash, and all of the interests, rights and benefits accruing under any sales orders, sales contracts, and services agreements. In connection with the acquisitions, the Company also assumed selected liabilities of the acquired companies, consisting primarily of accounts payable, accrued payroll, and service agreements.

         Effective April 14, 2000, the Company entered into a $10.0 million line of credit arrangement with First Union National Bank. The line of credit matures on April 14, 2001. The line of credit bears interest at LIBOR plus 1.75%. This debt instrument is due on April 14, 2001 and is collateralized by the Company's accounts receivable. The agreement contains customary events of default and a number of customary covenants including certain financial ratios and restrictions on dividends.

                              OPTIO SOFTWARE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                        BALANCE AT       CHARGED TO       CHARGED                      BALANCE AT
                                                       BEGINNING OF       COSTS AND      TO OTHER                        END OF
                                                          PERIOD          EXPENSES       ACCOUNTS      DEDUCTIONS        PERIOD
                                                          ------          --------       --------      ----------        ------
Year ended January 31, 1998
   Allowance for doubtful accounts...............       $126,000          $373,000        $0            $410,000        $ 89,000

Year ended January 31, 1999
   Allowance for doubtful accounts...............       $ 89,000          $227,000        $0            $198,000        $118,000

Year ended January 31, 2000                             $118,000          $473,000        $0            $305,000        $286,000
Allowance for doubtful accounts..................
