Form 10-Q
period 2000-04-30
OPTIO SOFTWARE INC
filed 2000-06-14
CIK 1096689

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 1-15529

                              OPTIO SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

      GEORGIA                                            58-1435435
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

3015 WINDWARD PLAZA, WINDWARD FAIRWAYS II, ATLANTA, GA                  30005
      (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (770) 576-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

There were 17,394,140 shares of the Registrant's common stock outstanding as of June 13, 2000.

==============================================================================

                              OPTIO SOFTWARE, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               -----
                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements..................................................................................3
Item 2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................................................11
Item 3.     Quantitative and Qualitative Disclosures About Market Risk...........................................17

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings....................................................................................17
Item 2.     Changes in Securities and Use of Proceeds............................................................17
Item 3.     Defaults Upon Senior Securities......................................................................18
Item 4.     Submission of Matters to a Vote of Security Holders..................................................18
Item 5.     Other Information....................................................................................18
Item 6.     Exhibits and Reports on Form 8-K.....................................................................18


                           FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.'s (the "Company") anticipated costs and expenses, capital needs and financing plans, product and service development, growth strategies, market demand for the Company's products and services, relationships with the Company's strategic marketing alliances, competition and plans for addressing Year 2000 issues. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. The Company's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with the Company's reliance on strategic marketing and reseller relationships, fluctuations in operating results because of acquisitions, changes in competition, delays in developing new software, disputes regarding the Company's intellectual property, or risks associated with expanding the Company's international operations. These and additional factors are set forth in "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to this Quarterly Report on form 10-Q. You should carefully review these risks and additional risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K that the Company has filed. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              OPTIO SOFTWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      JANUARY 31,               APRIL 30,
                                                                         2000                     2000
                                                                    ---------------           -------------
ASSETS
Current assets:
    Cash and cash equivalents                                        $  46,826,000            $  18,347,000
    Marketable securities                                                  386,000                  355,000
    Accounts receivable, net                                             9,268,000               11,582,000
    Prepaid expenses and other current assets                              670,000                  986,000
    Income tax receivable                                                       --                  987,000
    Deferred income taxes                                                  229,000                  316,000
                                                                 ---------------------    ---------------------
Total current assets                                                    57,379,000               32,573,000
Property and equipment, net                                              1,518,000                2,362,000
Other assets:
   Notes receivable from related party                                     600,000                  600,000
   Note receivable and advances to shareholders                            120,000                  121,000
   Deferred income taxes                                                   495,000                  515,000
   Intangible assets, net                                                  400,000               32,523,000
   Other                                                                   130,000                  138,000
                                                                 ---------------------    ---------------------
Total assets                                                          $ 60,642,000              $68,832,000
                                                                 =====================    =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $  1,388,000             $  1,436,000
   Accrued expenses                                                      2,986,000                1,867,000
   Income taxes payable                                                    452,000                       --
   Current portion of notes payable to related parties                     228,000                4,128,000
   Current portion of capital lease obligations                             45,000                   80,000
   Deferred revenue                                                      6,332,000                7,008,000
                                                                 ---------------------    ---------------------
Total current liabilities                                               11,431,000               14,519,000

Notes payable to related parties, less current portion                          --                4,000,000
Capital lease obligations, less current portion                             38,000                  205,000
Deferred revenue                                                           174,000                  177,000
Shareholders' equity:
   Common stock                                                         48,362,000               49,598,000
   Retained earnings (accumulated deficit)                                 921,000                  779,000
   Accumulated other comprehensive income (loss)                            12,000                 (179,000)
   Unamortized stock compensation                                         (296,000)                (267,000)
                                                                 ---------------------    ---------------------
Total shareholders' equity                                              48,999,000               49,931,000
                                                                 ---------------------    ---------------------
Total liabilities and shareholders' equity                            $ 60,642,000              $68,832,000
                                                                 =====================    =====================

SEE ACCOMPANYING NOTES.

                              Optio Software, Inc.
                 Consolidated Condensed Statements of Operations
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED APRIL 30,
                                                                 ----------------------------------------------
                                                                         1999                     2000
                                                                 ---------------------     --------------------
Revenue:
   License fees                                                          $3,358,000                $4,775,000
   Services, maintenance, and other                                       3,026,000                 4,568,000
                                                                 ---------------------     --------------------
                                                                          6,384,000                 9,343,000
Costs of revenue:
   License fees                                                             195,000                   391,000
   Services, maintenance, and other                                       1,524,000                 2,501,000
                                                                 ---------------------     --------------------
                                                                          1,719,000                 2,892,000
                                                                 ---------------------     --------------------
                                                                          4,665,000                 6,451,000
Operating expenses:
   Sales and marketing                                                    2,465,000                 3,759,000
   Research and development                                                 826,000                 1,176,000
   General and administrative                                               900,000                 1,019,000
   Depreciation and amortization                                            287,000                   796,000
                                                                 ---------------------     --------------------
                                                                          4,478,000                 6,750,000
                                                                 ---------------------     --------------------
Income (loss) from operations                                               187,000                  (299,000)

Other income (expense):
   Interest income                                                           33,000                   466,000
   Interest expense                                                         (36,000)                  (49,000)
   Other                                                                     (3,000)                   17,000
                                                                 ---------------------     --------------------
                                                                             (6,000)                  434,000

Income before income taxes                                                  181,000                   135,000
Income tax expense                                                           68,000                   277,000
                                                                 ---------------------     --------------------
Net income (loss)                                                     $     113,000            $     (142,000)
                                                                 =====================     ====================
Net income (loss) per share - basic                                   $        0.01            $        (0.01)
                                                                 =====================     ====================
Net income (loss) per share - diluted                                 $        0.01            $        (0.01)
                                                                 =====================     ====================
Weighted average shares outstanding - basic                              11,918,640                 17,190,584
                                                                 =====================     ====================
Weighted average shares outstanding - diluted                            17,357,397                 17,190,584
                                                                 =====================     ====================

SEE ACCOMPANYING NOTES.

                              Optio Software, Inc.
                 Consolidated Condensed Statements of Cash Flows

                                                                         THREE MONTHS ENDED APRIL 30,
                                                                 ----------------------------------------------
                                                                         1999                     2000
                                                                 ---------------------    ---------------------
Cash flows from operating activities:

   Net income (loss)                                             $          113,000     $           (142,000)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation                                                        149,000                  214,000
        Amortization of intangible assets                                   138,000                  582,000
        Provision for doubtful accounts                                     (13,000)                 (31,000)
        Gain on sale of marketable securities                               (12,000)                 (10,000)
        Gain on disposal of property and equipment                               --                   (4,000)
        Non-cash compensation and interest                                    7,000                   73,000
        Deferred income taxes                                               316,000                  (80,000)
        Changes in operating assets and liabilities:
          Accounts receivable                                               770,000                 (966,000)
          Prepaid expenses and other current assets                        (840,000)                (325,000)
          Accounts payable                                                  361,000                 (192,000)
          Accrued expenses                                               (1,182,000)              (1,817,000)
          Income taxes payable                                              317,000                 (148,000)
          Deferred revenue                                                  327,000                  (67,000)
                                                                 ---------------------    ---------------------
Net cash provided by (used in) operating activities                         451,000               (2,913,000)

Cash flows from investing activities:
   Purchases of marketable securities                                       (70,000)                 (30,000)
   Proceeds from the sale of marketable securities                          128,000                       --
   Proceeds from the sale of property and equipment                              --                    4,000
   Purchases of property and equipment                                     (237,000)                (425,000)
   Advances to related parties and shareholders                             (76,000)                      --
   Acquisition of business, net of cash acquired                                 --              (24,889,000)
                                                                 ---------------------    ---------------------
Net cash used in investing activities                                      (255,000)             (25,340,000)
Cash flows from financing activities:
   Payments of notes payable to related parties and capital
      lease obligations                                                    (215,000)                (136,000)
   Proceeds from exercise of stock options                                       --                   25,000
                                                                 ---------------------    ---------------------
Net cash used in financing activities                                      (215,000)                (111,000)
Impact of foreign currency rate fluctuations on
   Cash                                                                    (201,000)                (115,000)
Net decrease in cash                                                       (220,000)             (28,479,000)

Cash at beginning of period                                               1,129,000               46,826,000
                                                                 ---------------------    ---------------------
Cash at end of period                                            $          909,000       $       18,347,000
                                                                 =====================    =====================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                    $           4,000        $           2,000
                                                                 =====================    =====================
      Income taxes                                                $         240,000        $         542,000
                                                                 =====================    =====================

See accompanying notes.

                              OPTIO SOFTWARE, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS

         Optio Software, Inc. (the "Company") is engaged primarily in the development, sale and support of document customization and e-business infrastructure software to companies located principally in the United States and Europe. The industry in which the Company operates is subject to rapid change due to development of new technologies and products. Effective March 11, 1997, the Company changed its name from Xpoint Corporation to Optio Software, Inc.

2. BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION

         The accompanying interim consolidated condensed financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim period and year-to-date periods reported have been made.

         The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2000, included in the Company's Annual Report on Form 10-K, dated April 28, 2000, filed with the Securities and Exchange Commission. Results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results for the entire year ended January 31, 2001.

3. ACQUISITION

         On March 27, 2000, the Company purchased all of the outstanding capital stock of Muscato Corporation ("Muscato"), thereby making Muscato a wholly-owned subsidiary of the Company. In addition, on the same date, the Company purchased substantially all of the assets of TransLink Solutions Corporation ("TransLink"), an affiliate of Muscato. The consideration paid Muscato was $28,000,000, of which $20,000,000 was paid in cash at the closing. The Company issued a promissory note for the remaining $8,000,000, which is due and payable on March 27, 2030. The promissory note provides for mandatory acceleration, upon the request of the former shareholders of Muscato, of payments of $4,000,000 on March 27, 2001 and $4,000,000 on March 27, 2002, providing certain provisions are met. The purchase price for the assets acquired from TransLink was $5,000,000 in cash paid at closing.

         The cash component of each purchase price was paid out of the net proceeds of the Company's initial public offering. Each of the acquisitions was accounted for as a purchase transaction for financial accounting purposes, and accordingly, the results of operations of Muscato and TransLink have been included in the Company's consolidated condensed financial statements from the date of the acquisition.

         Muscato is a provider of business-to-business infrastructure software and services that enable the secure, reliable transformation and exchange of e-commerce, financial and healthcare transactions across diverse trading communities. TransLink currently provides application service provider hosting of Muscato's products for Muscato's healthcare customers under a recurring revenue licensing model.

         The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows:

        Tangible assets acquired                         $       2,202,000
        Liabilities assumed                                     (1,896,000)
        Technology                                               1,600,000
        Assembled workforce                                        685,000
        Customer base                                              280,000
        Goodwill                                                30,129,000
                                                        ------------------
                                                              $ 33,000,000
                                                        ==================

         The technology is being amortized over an average estimated life of two years. The assembled workforce is being amortized over an estimated life of five years. The customer base is being amortized over an estimated life of five years. Goodwill is being amortized over an estimated life of five years.

         The pro forma effect of combining Muscato and TransLink with the Company's operations for the three months ended April 30, 2000 and 1999 is as follows:

                                                                   2000             1999
                                                             --------------    --------------
        Revenue                                              $   10,502,000    $    8,123,000
        Net loss                                                 (1,213,000)       (1,563,000)
        Net loss per share - basic and diluted               $        (0.07)            (0.13)
        Weighted average shares outstanding - basic
          and diluted                                            17,190,584        11,918,640

4. NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                      THREE MONTHS ENDED APRIL 30,
                                                                       1999                  2000
                                                                 ------------------    ------------------
Net income (loss)                                                 $     113,000           $   (142,000)
                                                                 ===================   ==================
Weighted average shares outstanding - basic                          11,918,640             17,190,584
Effect of dilutive stock options                                      5,438,757                     --
                                                                 -------------------   ------------------
Weighted average shares outstanding - diluted                        17,357,397             17,190,584
                                                                 ===================   ==================
Net income (loss) per share - basic                               $        0.01           $      (0.01)
                                                                 ===================   ==================
Net income (loss) per share - diluted                             $        0.01           $      (0.01)
                                                                 ===================   ==================

5. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company is organized around geographic areas. Prior to April 30, 1999, the Company operated in three geographic segments, the United States, France and the United Kingdom, and expanded into Australia subsequent to April 30, 1999. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

         Segment information for the three months ended April 30, 1999 and 2000 is summarized below.

                                            UNITED                          UNITED
THREE MONTHS ENDED APRIL 30, 1999           STATES             FRANCE       KINGDOM    COMBINED      ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers:
    License fees                             $ 2,765,000      $543,000     $50,000    $3,358,000           $     -   $ 3,358,000
    Services, maintenance and  other           2,777,000       249,000          -      3,026,000                 -     3,026,000
                                          -----------------------------------------------------------------------------------------
    Total revenue                              5,542,000       792,000     50,000      6,384,000                 -     6,384,000
Interest income                                   33,000             -          -         33,000                 -        33,000
Interest expense                                 (36,000)            -          -        (36,000)                -       (36,000)
Depreciation and amortization                    275,000        12,000          -        287,000                 -       287,000
Income tax expense (benefit)                     (63,000)      132,000     (1,000)       (68,000)                -       (68,000)
Segment net income (loss)                        (84,000)      198,000     (1,000)       113,000                 -       113,000
Total segment assets                           8,866,000     1,425,000     50,000     10,341,000          (465,000)    9,876,000
Expenditures for long-lived assets                33,000       204,000          -        237,000                 -       237,000


THREE MONTHS ENDED           UNITED                  UNITED
  APRIL 30, 2000             STATES     FRANCE       KINGDOM     AUSTRALIA     COMBINED     ELIMINATIONS     CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
Revenue from external
  customers:
  License fees            $ 4,215,000  $ 205,000    $330,000     $ 25,000    $ 4,775,000       $     -       $ 4,775,000
  Services, maintenance
   and other                4,188,000    265,000     108,000        7,000      4,568,000             -         4,568,000
Intersegment revenue          131,000     89,000           -            -        220,000      (220,000)                -
                          ------------------------------------------------------------------------------------------------------
    Total revenue           8,5534,000    559,000     438,000       32,000      9,563,000      (220,000)        9,343,000
Interest income               466,000          -           -            -        466,000             -           466,000
Interest expense              (49,000)         -           -            -        (49,000)            -           (49,000)
Depreciation and
 amortization                 786,000      8,000       1,000        1,000        796,000             -           796,000
Income tax expense            214,000      1,000      62,000            -        277,000             -           277,000
Segment net income (loss)     (40,000)   (43,000)    160,000     (219,000)      (142,000)            -          (142,000)
Total segment assets       67,749,000  1,646,000   1,037,000      225,000     70,657,000    (1,825,000)       68,832,000
Expenditures for
  long-lived assets        25,285,000      2,000           -       27,000     25,314,000             -        25,314,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Optio Software, Inc. (the "Company") was incorporated in Georgia in 1981 as Technology Marketing, Inc., and changed its name to Xpoint Corporation in 1982, then to Optio Software, Inc. in 1997. The Company currently operates through three wholly-owned subsidiaries: Optio Software, Europe S.A. ("Optio Europe"), located in France, and its wholly-owned subsidiary Optio Software, UK Pvt. Limited ("Optio UK"), located in the United Kingdom; Optio Software, Asia Pacific, ("Optio Australia") located in Australia; and Muscato Corporation ("Muscato"), located in Orlando, Florida.

         Over the past year, the Company has invested in all areas of its business with a particular emphasis on sales, marketing and research and development. To date, most of the Company's revenue has been derived from software that was not originally designed to facilitate e-business, but rather to deliver customized information by fax, printer and e-mail. During fiscal year 2000, the Company began expanding its business plan to develop new software and services that would help its customers move from paper-intensive commerce to e-business. In June 1999, the Company tested its first e-business product, Optio e.ComPresent(TM), which was then released in September 1999. In March 2000, the Company announced the initial release of its e.ComIntegrate (TM) product which provides organizations with the ability to conduct business-to-business e-commerce and participate in e-marketplaces through the creation, transformation and exchange of XML documents. In April 2000, the Company announced e.ComPayments(TM), the third product offering in its e.ComSeries(TM). e.ComPayments represents the Company's full-scale payment platform providing comprehensive support for electronic and traditional payments. Effective March 27, 2000, the Company purchased Muscato Corporation and its affiliate TransLink Solutions Corporation ("TransLink"), providing the Company with two additional business-to-business infrastructure software products, Enterprise Generic Integrator ("ENGIN(TM)") and Electronic Commerce System ("EC").

         Optio Software, Inc. markets and sells its software primarily through its direct sales force and certified resellers. Optio Software, Inc. also offers consulting services which provide customers with implementation assistance and training. In order to better service customers and support the growth of its consulting business, the Company has established the Optio Alliance Program. This program certifies independent consulting companies that help deliver consulting services to the Company's customer base. As of April 30, 2000, the Company had over 3,900 customers worldwide using the Company's software and services.

         The Company's growth has been supplemented by international expansion and acquisitions. In November 1998, Optio Europe expanded by founding its wholly-owned subsidiary in the United Kingdom, Optio UK, which began operations in the three months ended April 30, 2000. In May 1999, the Company entered the Asia Pacific market by establishing its subsidiary in Australia, Optio

Software, Asia Pacific, which began operations in July, 1999. As previously mentioned, the Company purchased Muscato and TransLink effective March 27, 2000. Each of the acquisitions was accounted for as a purchase transaction for financial accounting purposes, and accordingly, the results of operations of Muscato and TransLink have been included in the Company's financial statements from the date of the acquisition. Now, in addition to operations in the United States, Optio operates three international offices involved in the direct sales, marketing and support activities of Optio products throughout France, Germany, the United Kingdom, Australia, Japan, Singapore and other countries.

RESULTS OF OPERATIONS

REVENUES

         The following table sets forth certain items from the Company's statements of operations as a percentage of total revenue for the periods indicated.

                                                                                             THREE MONTHS
                                                                                            ENDED APRIL 30,
                                                                                            ---------------
                                                                                            1999      2000
                                                                                            ----      ----
Revenue:
      License fees........................................................................      53%       51%
      Services, maintenance and other.....................................................      47        49
                                                                                            -------   -------
           Total revenue..................................................................     100       100
                                                                                            -------   -------
Costs of revenue:
      License fees........................................................................       3         4
      Services, maintenance and other.....................................................      24        27
                                                                                            -------   -------
           Total cost of revenue..........................................................      27        31
                                                                                            -------   -------
Gross profit..............................................................................      73        69
Operating expenses:
      Sales and marketing.................................................................      39        40
      Research and development............................................................      13        13
      General and administrative..........................................................      14        11
      Depreciation and amortization.......................................................       4         8
                                                                                            -------   -------
           Total operating expenses.......................................................      70        72
                                                                                            -------   -------
Income (loss) from operations.............................................................       3        (3)
Interest and other income.................................................................       1         5
                                                                                            -------   -------
Income before income taxes................................................................       3         1
Income taxes..............................................................................       1         3
                                                                                            -------   -------
Net income (loss).........................................................................       2%       (2%)
                                                                                            =======   =======

REVENUES

         Total revenues increased 46% to $9.3 million from $6.4 million for the three months ended April 30, 2000 and 1999, respectively.

LICENSE FEES

         Revenues from licenses increased 42% to $4.8 million from $3.4 million for the three months ended April 30, 2000 and 1999, respectively. License fee revenue grew significantly from 1999 to 2000 due to the following factors: (i) growing market acceptance of the Company's software - the Company's customer base has grown from approximately 3,600 customers in 1999 to over 3,900 customers in 2000; (ii) the continued acceptance of the Company's e.ComPresent software introduced in September 1999; (iii) the Company's growth into the European market, including the initiation of operations in the United Kingdom at the end of the three months ended
April 30, 1999; (iv) the Company's expansion into the Asian Pacific market in May 1999; and (v) the Company's purchase of Muscato and TransLink on March 27, 2000, contributing additional software license revenue in the three months ended April 30, 2000.

SERVICES, MAINTENANCE AND OTHER

         Revenues from services, maintenance and other increased 51% to $4.6 million from $3.0 million for the three months ended April 30, 2000 and 1999, respectively. The increase in revenues from service, maintenance and other is directly related to the increased sales of software licenses to the Company's customers, resulting in increased implementation, training, and technical support of those products. In addition, the acquisition of Muscato and TransLink contributed additional maintenance and consulting services in the three months ended April 30, 2000.

REVENUE MIX

         Revenues from licenses represented 53% and 51% of total revenue for the three months ended April 30, 1999 and 2000, respectively. The sales mix shift towards services revenue was due to an increased focus by management on the marketing of services to the Company's customers who have purchased software licenses as an additional source of revenue. In addition, there has been a greater need for additional consulting services as products are integrated within the enterprise, thus increasing services revenue as a percentage of total revenue.

 COSTS OF REVENUES

         Total costs of revenues increased 68% to $2.9 million from $1.7 million in the three months ended April 30, 2000 and 1999, respectively.

LICENSES

         Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for incorporation of third-party software products, and fees paid to referral partners. Costs of revenues from licenses increased 101% to $391,000 from $195,000 for the three months ended April 30, 2000 and 1999, respectively. The increase was primarily due to increased referral partner fees resulting from increased sales. As a percentage of revenue, costs of revenue from licenses remained relatively consistent at 4% and 3% at April 30, 2000 and 1999, respectively.

SERVICES, MAINTENANCE AND OTHER

         Costs of revenues from services, maintenance and other consists of personnel, subcontract and other expenses relating to the cost of providing customer support, educational and professional services. Costs of revenue from services, maintenance and other increased 64% to $2.5 million from $1.5 million in the three months ended April 30, 2000 and 1999, respectively. The increase is directly related to the increase in services, maintenance and other revenue. Costs of revenues from services, maintenance and other increased as a percentage of total revenue from 24% in 1999 to 27% in 2000. This was primarily due to the fact that the Company increased its emphasis in the Company's new outsourcer training program in the three months ended April 30, 2000, with little associated revenue. The Company also experienced an increase in fees to outsourcers.

OPERATING EXPENSES

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries, commission, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

         Sales and marketing expenses increased 52% to $3.8 million from $2.5 million for the three months ended April 30, 2000 and 1999, respectively. Sales and marketing expenses were 40% and 39% of total revenue for the same periods. The increase was primarily due to additional hiring to support the Company's expansion of both its North American and international operations and to additional marketing to promote the Company's expansion of its product base to include Optio's e.ComSeries. The Company added approximately 25 employees in the sales and marketing departments from April 30, 1999 to April 30, 2000.

RESEARCH AND DEVELOPMENT

         Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

         Research and development expenses increased 42% to $1.2 million from $800,000 in the three months ended April 30, 2000 and 1999, respectively, representing 13% of total revenue for both periods. This increase is primarily due to additions to the development team to design and complete the Company's new e.ComSeries of products. In addition, in the three months ended April 30, 2000, other personnel from the acquisition of Muscato and TransLink were added in an effort to combine the technologies of Muscato and Optio Software, Inc.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting and other professional services.

         General and administrative expenses increased 13% to $1.0 million from $900,000 for the three months ended April 31, 2000 and 1999, respectively. These expenses represent 11% and 14% of total revenue for the same periods. The decrease in general and administrative expenses as a percentage of revenue is primarily due to the fact that the Company has added only five additional staff members to its general and administrative team since April 30, 1999 and these expenses are now being spread over a larger revenue base.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased to $800,000 from $300,000 for the three months ended April 30, 2000 and 1999, respectively. This increase is primarily due to the additional amortization expense resulting from the purchase of Muscato and TransLink on March 27, 2000. Amortization of goodwill and other intangibles related to the Muscato and TransLink acquisition was $525,000 for the three months ended April 30, 2000.

INTEREST INCOME

         Interest income increased to $466,000 from $33,000 in the three months ended April 30, 2000 and 1999, respectively. This increase was primarily due to approximately $450,000 of interest earned from the short-term investment of cash and cash equivalents generated by the Company's initial public offering.

INTEREST EXPENSE

         Interest expense in the three months ended April 30, 1999 represented interest on notes payable to related parties, which were subsequently paid in full with the proceeds of the Company's initial public offering. Interest expense in the three months ended April 30, 2000 represented interest on promissory notes of $8.0 million given in connection with the acquisition of Muscato and TransLink.

INCOME TAX EXPENSE

         The provision for income taxes was $277,000 and $68,000 for the three months ended April 30, 2000 and 1999, respectively, representing an effective tax rate of 205% and 38% for the same periods. The unusually high effective tax rate for the three months ended April 30, 2000 is a result of non-deductible amortization of goodwill and intangible assets related to the acquisition of Muscato, and the inability to deduct various expenses related to the start-up of the Company's Australian operations.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations and short and long-term borrowings. At April 30, 2000 and 1999 the Company had $18.3 million and $900,000, respectively, of cash and cash equivalents.

         The following table sets forth certain selected statements of cash flow information for the three months ended April 30, 2000:

      Net cash used in operations                              $ (2,913,000)
      Net cash used in investing activities                     (25,340,000)
      Net cash used in financing activities                        (111,000)
      Net decrease in cash and cash equivalents                 (28,479,000)

         The Company used cash in operations primarily to pay expenses accrued through January 31, 2000, including year-end incentive bonuses and commissions of $755,000, expenses of $385,000 relating to the Company's initial public offering, and approximately $120,000 related to various routine year-end expenses including the Company's annual audit. The Company also paid approximately $600,000 of accrued expenses assumed in the acquisition of Muscato and TransLink. In addition, the Company's accounts receivables increased $900,000 due to increased volume of sales and timing of billing in the latter half of the three months ended April 30, 2000.

         In investing activities, the Company used $25 million of its proceeds from its initial public offering for the acquisitions of Muscato and TransLink. In addition, the Company purchased approximately $425,000 of property and equipment in the ordinary course of business.

         The Company's financing activities included payments of $136,000 toward debt and the receipt of $25,000 in connection with options exercised.

         Optio has promissory notes payable to the former shareholders of Muscato and TransLink in the amount of $8.0 million, which are due and payable on March 27, 2030. The promissory notes provide for mandatory acceleration, upon the request of the former shareholders of Muscato, of payments of $4,000,000 on March 27, 2001 and $4,000,000 on March 27, 2002, providing certain provisions are met.

         On April 14, 2000, the Company entered into a $10.0 million line of credit arrangement with First Union National Bank. The line of credit matures on April 14, 2001. The line of credit bears interest at LIBOR plus 1.75%. This debt instrument is collateralized by accounts receivable of the Company. The agreement contains customary events of default and a number of customary covenants, including certain financial ratios and restrictions on dividends.

         Management believes that the net proceeds from the initial public offering in December 1999, together with the line of credit, existing cash and cash equivalents and future funds generated from operations will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. To the extent that these amounts are insufficient, the Company will be required to raise additional funds through equity or debt financing. There can be no assurance that the Company will be able to raise additional funds on favorable terms, or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Optio Software, Inc. provides its services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, the Company's financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or the weakening of these local currencies could make the Company's products less competitive in foreign markets. The Company's interest income and expense is sensitive to changes in the general level of U.S. interest rates. Based on the Company's cash and cash equivalents balance and the nature of its outstanding debt, management believes its exposure to interest rate risk is not material. The Company's available for sale marketable securities are carried at fair value and subject to the risks of general market fluctuations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is not currently a party to any material legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 15, 1999, the Company commenced an initial public offering of its Common Stock. The net proceeds from the offering to the Company after deducting the discounts, commissions, fees and expenses were $47.0 million. Approximately $1.2 million of the proceeds were used for the repayment of our indebtedness to three former shareholders incurred in connection with the repurchase of their common stock in December 1998. In March 2000, $20 million of the proceeds were used for the acquisition of all of the capital stock of Muscato and an additional $5 million was used to acquire the assets of TransLink. Pending use of the net proceeds, the Company has invested the funds in money market funds and used them for general corporate purposes, including working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         27.1     Financial Data Schedule

         99.1     Safe Harbor Compliance Statements for Forward Looking
                  Statements

(b) Reports on Form 8-K

         On April 10, 2000, the Company filed a report on Form 8-K regarding the acquisition of Muscato Corporation and TransLink Solutions Corporation.

         On June 9, 2000, the Company filed a report on Form 8-K/A for the purpose of adding the financial statements of the business acquired and the pro forma financial information.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2000.

                                           OPTIO SOFTWARE, INC.

                                           By: /s/ F. BARRON HUGHES
                                              ----------------------------------
                                                   F. Barron Hughes
                                                Chief Financial Officer