Form 10-Q
period 2000-07-31
OPTIO SOFTWARE INC
filed 2000-09-08
CIK 1096689

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-15529

                              OPTIO SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                       GEORGIA                                             58-1435435
   (State of other jurisdiction of incorporation or           (I.R.S. Employer Identification No.)
                    organization)

3015 WINDWARD PLAZA, WINDWARD FAIRWAYS II, ATLANTA, GA                       30005
       (Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code: (770) 576-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

There were 17,618,307 shares of the Registrant's common stock outstanding as of September 8, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              OPTIO SOFTWARE, INC.
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
Item 1.  Financial Statements........................................      3
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     13
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     22

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     23
Item 2.  Changes in Securities and Use of Proceeds...................     23
Item 3.  Defaults Upon Senior Securities.............................     23
Item 4.  Submission of Matters to a Vote of Security Holders.........     23
Item 5.  Other Information...........................................     23
Item 6.  Exhibits and Reports on Form 8-K............................     23

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.'s (the "Company") anticipated costs and expenses, capital needs and financing plans, product and service development, growth strategies, market demand for the Company's products and services, relationships with the Company's strategic marketing alliances, competition and plans for addressing Year 2000 issues. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. The Company's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with the Company's reliance on strategic marketing and reseller relationships, fluctuations in operating results because of acquisitions, changes in competition, delays in developing new software, disputes regarding the Company's intellectual property, or risks associated with expanding the Company's international operations. These and additional factors are set forth in "Safe Harbor Compliance Statement for Forward-Looking Statements" included as
Exhibit 99.1 to this Quarterly Report on Form 10-Q. You should carefully review these risks and additional risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the latest Annual Report on Form 10-K that the Company has filed. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              OPTIO SOFTWARE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                                              JANUARY 31,    JULY 31,
                                                                 2000          2000
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $46,826,000   $16,750,000
  Marketable securities.....................................      386,000       359,000
  Accounts receivable, net..................................    9,268,000    11,722,000
  Prepaid expenses and other current assets.................      670,000     1,115,000
  Income tax receivable.....................................           --       974,000
  Deferred income taxes.....................................      229,000       295,000
                                                              -----------   -----------
Total current assets........................................   57,379,000    31,215,000
Property and equipment, net.................................    1,518,000     2,412,000
Other assets:
  Notes receivable from related party.......................      600,000       600,000
  Note receivable from and advances to shareholders.........      120,000       121,000
  Deferred income taxes.....................................      495,000       567,000
  Intangible assets, net....................................      400,000    31,433,000
  Other.....................................................      130,000       136,000
                                                              -----------   -----------
Total assets................................................  $60,642,000   $66,484,000
                                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,388,000   $ 1,847,000
  Accrued expenses..........................................    2,986,000     2,358,000
  Income taxes payable......................................      452,000            --
  Current portion of notes payable to related parties.......      228,000     4,129,000
  Current portion of capital lease obligations..............       45,000        75,000
  Deferred revenue..........................................    6,332,000     6,985,000
                                                              -----------   -----------
Total current liabilities...................................   11,431,000    15,394,000
Notes payable to related parties, less current portion......           --     4,000,000
Capital lease obligations, less current portion.............       38,000       187,000
Deferred revenue............................................      174,000        98,000
Shareholders' equity:
  Common stock..............................................   48,362,000    49,766,000
  Retained earnings (accumulated deficit)...................      921,000    (2,556,000)
  Accumulated other comprehensive income (loss).............       12,000      (186,000)
  Unamortized stock compensation............................     (296,000)     (219,000)
                                                              -----------   -----------
Total shareholders' equity..................................   48,999,000    46,805,000
                                                              -----------   -----------
Total liabilities and shareholders' equity..................  $60,642,000   $66,484,000
                                                              ===========   ===========

                            See accompanying notes.

                              OPTIO SOFTWARE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED JULY 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
Revenue:
  License fees..............................................  $ 4,351,000    $ 4,498,000
  Services, maintenance, and other..........................    3,822,000      5,730,000
                                                              -----------    -----------
                                                                8,173,000     10,228,000
Costs of revenue:
  License fees..............................................      261,000        215,000
  Services, maintenance, and other..........................    1,996,000      3,853,000
                                                              -----------    -----------
                                                                2,257,000      4,068,000
                                                              -----------    -----------
                                                                5,916,000      6,160,000
Operating expenses:
  Sales and marketing.......................................    2,778,000      4,074,000
  Research and development..................................      819,000      1,446,000
  General and administrative................................      845,000      1,877,000
  Depreciation and amortization.............................      297,000      2,138,000
                                                              -----------    -----------
                                                                4,739,000      9,535,000
                                                              -----------    -----------
Income (loss) from operations...............................    1,177,000     (3,375,000)
Other income (expense):
  Interest income...........................................       26,000        206,000
  Interest expense..........................................      (31,000)      (144,000)
  Other.....................................................       (4,000)         6,000
                                                              -----------    -----------
                                                                   (9,000)        68,000
Income (loss) before income taxes...........................    1,168,000     (3,307,000)
Income tax expense..........................................      508,000         28,000
                                                              -----------    -----------
Net income (loss)...........................................  $   660,000    $(3,335,000)
                                                              ===========    ===========
Net income (loss) per share--basic..........................  $      0.06    $     (0.19)
                                                              ===========    ===========
Net income (loss) per share--diluted........................  $      0.03    $     (0.19)
                                                              ===========    ===========
Weighted average shares outstanding--basic..................   11,918,640     17,456,618
                                                              ===========    ===========
Weighted average shares outstanding--diluted................   19,904,782     17,456,618
                                                              ===========    ===========
Comprehensive income (loss):
  Net income (loss).........................................  $   660,000    $(3,335,000)
  Foreign currency translation adjustment...................        2,000          8,000
  Unrealized loss on marketable securities available for
    sale....................................................      (29,000)       (15,000)
                                                              -----------    -----------
  Comprehensive income (loss)...............................  $   633,000    $(3,334,993)
                                                              ===========    ===========

                            See accompanying notes.

                              OPTIO SOFTWARE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JULY 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
Revenue:
  License fees..............................................  $ 7,709,000   $ 9,273,000
  Services, maintenance, and other..........................    6,848,000    10,298,000
                                                              -----------   -----------
                                                               14,557,000    19,571,000
Costs of revenue:
  License fees..............................................      456,000       606,000
  Services, maintenance, and other..........................    3,520,000     6,354,000
                                                              -----------   -----------
                                                                3,976,000     6,960,000
                                                              -----------   -----------
                                                               10,581,000    12,611,000
Operating expenses:
  Sales and marketing.......................................    5,243,000     7,833,000
  Research and development..................................    1,645,000     2,622,000
  General and administrative................................    1,745,000     2,896,000
  Depreciation and amortization.............................      584,000     2,934,000
                                                              -----------   -----------
                                                                9,217,000    16,285,000
                                                              -----------   -----------
Income (loss) from operations...............................    1,364,000    (3,674,000)
Other income (expense):
  Interest income...........................................       59,000       672,000
  Interest expense..........................................      (67,000)     (193,000)
  Other.....................................................       (7,000)       23,000
                                                              -----------   -----------
                                                                  (15,000)      502,000
Income (loss) before income taxes...........................    1,349,000    (3,172,000)
Income tax expense..........................................      576,000       305,000
                                                              -----------   -----------
Net income (loss)...........................................  $   773,000   $(3,477,000)
                                                              ===========   ===========
Net income (loss) per share--basic..........................  $      0.06   $     (0.20)
                                                              ===========   ===========
Net income (loss) per share--diluted........................  $      0.04   $     (0.20)
                                                              ===========   ===========
Weighted average shares outstanding--basic..................   11,918,640    17,325,063
                                                              ===========   ===========
Weighted average shares outstanding--diluted................   18,631,090    17,325,063
                                                              ===========   ===========
Comprehensive income (loss):
  Net income (loss).........................................  $   773,000   $(3,477,000)
  Foreign currency translation adjustment...................        2,000      (138,000)
  Unrealized loss on marketable securities..................      (23,000)      (60,000)
                                                              -----------   -----------
  Comprehensive income (loss)...............................  $   752,000   $(3,675,000)
                                                              ===========   ===========

                            See accompanying notes.

                              OPTIO SOFTWARE, INC.

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                             ACCUMULATED
                                                               RETAINED         OTHER
                                        COMMON STOCK           EARNINGS     COMPREHENSIVE     UNAMORTIZED
                                  ------------------------   (ACCUMULATED       (LOSS)           STOCK       TOTAL SHAREHOLDERS'
                                    SHARES       AMOUNT        DEFICIT)         INCOME       COMPENSATION          EQUITY
                                  ----------   -----------   ------------   --------------   -------------   -------------------
Balance at February 1, 2000.....  17,133,640   $48,362,000   $   921,000      $  12,000        $(296,000)        $48,999,000
  Comprehensive loss, net of
    tax:
    Net loss....................          --            --    (3,477,000)            --               --          (3,477,000)
    Foreign currency translation
      adjustment................          --            --            --       (138,000)              --            (138,000)
    Unrealized loss on
      marketable securities
      available for sale........          --            --            --        (60,000)              --             (60,000)
                                                                                                                 -----------
  Comprehensive loss............                                                                                  (3,675,000)
  Compensation related to stock
    option grants...............          --       (33,000)           --             --           77,000              44,000
  Exercise of stock options and
    related tax benefit.........     484,667     1,437,000            --             --               --           1,437,000
                                  ----------   -----------   -----------      ---------        ---------         -----------
Balance at July 31, 2000........  17,618,307   $49,766,000   $(2,556,000)     $(186,000)       $(219,000)        $46,805,000
                                  ==========   ===========   ===========      =========        =========         ===========

                            See accompanying notes.

                              OPTIO SOFTWARE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED JULY 31,
                                                              -------------------------
                                                                 1999          2000
                                                              ----------   ------------
Cash flows from operating activities:
  Net income (loss).........................................  $  773,000   $ (3,477,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation............................................     307,000        469,000
    Amortization of intangible assets.......................     277,000      2,465,000
    Provision for doubtful accounts.........................      37,000       (116,000)
    Gain on sale of marketable securities...................     (12,000)       (10,000)
    Gain on disposal of property and equipment..............          --        (12,000)
    Non-cash compensation and interest......................      20,000        225,000
    Deferred income taxes...................................     (80,000)      (102,000)
    Changes in operating assets and liabilities:
      Accounts receivable...................................      93,000       (880,000)
      Prepaid expenses and other current assets.............    (200,000)      (576,000)
      Accounts payable......................................     492,000         87,000
      Accrued expenses......................................    (773,000)    (1,535,000)
      Income taxes payable..................................     200,000       (124,000)
      Deferred revenue......................................      92,000       (636,000)
                                                              ----------   ------------
Net cash provided by (used in) operating activities.........   1,226,000     (4,222,000)

Cash flows from investing activities:
  Purchases of marketable securities........................     (95,000)       (60,000)
  Proceeds from the sale of marketable securities...........     128,000             --
  Proceeds from the sale of property and equipment..........          --         10,000
  Purchases of property and equipment.......................    (450,000)      (870,000)
  Advances to related parties and shareholders..............     (77,000)        (1,000)
  Acquisition of business, net of cash acquired.............          --    (24,889,000)
                                                              ----------   ------------
Net cash used in investing activities.......................    (494,000)   (25,810,000)

Cash flows from financing activities:
  Payments of notes payable to related parties and capital
    lease obligations.......................................    (418,000)      (159,000)
  Proceeds from exercise of stock options...................          --        225,000
                                                              ----------   ------------
Net cash (used in) provided by financing activities.........    (418,000)        66,000

Impact of foreign currency rate fluctuations on cash........      64,000       (110,000)
Net increase (decrease) in cash and cash equivalents........     378,000    (30,076,000)

Cash and cash equivalents at beginning of period............   1,110,000     46,826,000
                                                              ----------   ------------
Cash and cash equivalents at end of period..................  $1,488,000   $ 16,750,000
                                                              ==========   ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $    6,000   $      9,000
                                                              ==========   ============
    Income taxes............................................  $  448,000   $    554,000
                                                              ==========   ============

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

    The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended
January 31, 2000, included in the Company's Annual Report on Form 10-K, dated April 28, 2000, filed with the Securities and Exchange Commission. Results of operations for the three and six months ended July 31, 2000 are not necessarily indicative of the expected results for the entire year ending January 31, 2001.

3. ACQUISITION

    On March 27, 2000, the Company purchased all of the outstanding capital stock of Muscato Corporation ("Muscato"), thereby making Muscato a wholly-owned subsidiary of the Company. In addition, on the same date, the Company purchased substantially all of the assets of TransLink Solutions Corporation ("TransLink"), an affiliate of Muscato. The consideration paid Muscato was $28,000,000, of which $20,000,000 was paid in cash at the closing. The Company issued a promissory note for the remaining $8,000,000, which is due and payable on March 27, 2030. The promissory note provides for mandatory acceleration, upon the request of the former shareholders of Muscato, of payments of $4,000,000 on March 27, 2001 and $4,000,000 on March 27, 2002, provided certain provisions are met. The purchase price for the assets acquired from TransLink was $5,000,000 in cash paid at closing.

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

                              OPTIO SOFTWARE, INC.

                                  (UNAUDITED)

3. ACQUISITION (CONTINUED)
    The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows:

Tangible assets acquired....................................  $ 2,023,000
Liabilities assumed.........................................   (2,521,000)
Technology..................................................    1,600,000
Assembled workforce.........................................      685,000
Customer base...............................................      280,000
Goodwill....................................................   30,933,000
                                                              -----------
                                                              $33,000,000
                                                              ===========

    Final purchase price allocation is subject to settlement of unrecorded liabilities deductible from the notes payable to the former shareholders.

    The technology is being amortized over an average estimated life of two years. The assembled workforce is being amortized over an estimated life of five years. The customer base is being amortized over an estimated life of five years. Goodwill is being amortized over an estimated life of five years.

    The pro forma effect of combining Muscato and TransLink with the Company's operations for the six months ended July 31, 1999 and 2000 is as follows:

                                                        1999          2000
                                                     -----------   -----------
Revenue............................................  $18,054,000   $20,730,000
Net loss...........................................   (3,032,000)   (4,031,000)
Net loss per share--basic and diluted..............  $     (0.25)  $     (0.23)
Weighted average shares outstanding--basic and
  diluted..........................................   11,918,640    17,325,063

                              OPTIO SOFTWARE, INC.

                                  (UNAUDITED)

4. NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                     THREE MONTHS ENDED JULY 31,
                                                     ---------------------------
                                                         1999           2000
                                                     ------------   ------------
Net income (loss)..................................  $   660,000    $(3,335,000)
                                                     ===========    ===========
Weighted average shares outstanding--basic.........   11,918,640     17,456,618
Effect of dilutive stock options...................    7,986,142             --
                                                     -----------    -----------
Weighted average shares outstanding--diluted.......   19,904,782     17,456,618
                                                     ===========    ===========
Net income (loss) per share--basic.................  $      0.06    $     (0.19)
                                                     ===========    ===========
Net income (loss) per share--diluted...............  $      0.03    $     (0.19)
                                                     ===========    ===========
Potentially dilutively stock options, excluded from
  diluted net loss per share.......................                   8,092,744
                                                                    ===========

                                                     SIX MONTHS ENDED JULY 31,
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
Net income (loss)..................................  $   773,000   $(3,477,000)
                                                     ===========   ===========
Weighted average shares outstanding--basic.........   11,918,640    17,325,063
Effect of dilutive stock options...................    6,712,450            --
                                                     -----------   -----------
Weighted average shares outstanding--diluted.......   18,631,090    17,325,063
                                                     ===========   ===========
Net income (loss) per share--basic.................  $      0.06   $     (0.20)
                                                     ===========   ===========
Net income (loss) per share--diluted...............  $      0.04   $     (0.20)
                                                     ===========   ===========
Potentially dilutively stock options, excluded from
  diluted net loss per share.......................                  8,645,959
                                                                   ===========

5. SEGMENT AND GEOGRAPHIC INFORMATION

    The Company is organized around geographic areas. The Company operates in four geographic segments, the United States, France, the United Kingdom and Australia. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies as described in the summary of significant accounting policies of the Form 10-K are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

                              OPTIO SOFTWARE, INC.

                                  (UNAUDITED)

5. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
    Segment information for the six months ended July 31, 1999 and 2000 is summarized below.

SIX MONTHS ENDED                        UNITED                    UNITED
JULY 31, 1999                           STATES        FRANCE     KINGDOM    AUSTRALIA    COMBINED     ELIMINATIONS   CONSOLIDATED
----------------                      -----------   ----------   --------   ---------   -----------   ------------   ------------
Revenue from external customers:
  License fees......................  $ 6,353,000   $  965,000   $391,000   $      --   $ 7,709,000    $      --     $ 7,709,000
  Services, maintenance and other...    6,209,000      507,000   132,000           --     6,848,000           --       6,848,000
Intersegment revenue................      335,000      102,000        --           --       437,000     (437,000)             --
                                      -----------   ----------   --------   ---------   -----------    ---------     -----------
  Total revenue.....................   12,897,000    1,574,000   523,000           --    14,994,000     (437,000)     14,557,000
Interest income.....................       59,000           --        --           --        59,000           --          59,000
Interest expense....................      (67,000)          --        --           --       (67,000)          --         (67,000)
Depreciation and amortization.......      559,000       23,000     1,000        1,000       584,000           --         584,000
Income tax expense..................      358,000      125,000    93,000           --       576,000           --         576,000
Segment net income (loss)...........      552,000      187,000   140,000     (106,000)      773,000           --         773,000
Total segment assets................    9,842,000    1,512,000   423,000       13,000    11,790,000     (901,000)     10,889,000
Expenditures for long-lived
  assets............................      399,000       48,000        --        3,000       450,000           --         450,000

SIX MONTHS ENDED                      UNITED                     UNITED
JULY 31, 2000                         STATES        FRANCE      KINGDOM     AUSTRALIA    COMBINED     ELIMINATIONS   CONSOLIDATED
----------------                    -----------   ----------   ----------   ---------   -----------   ------------   ------------
Revenue from external customers:
  License fees....................  $ 8,320,000   $  426,000   $  433,000   $  94,000   $ 9,273,000   $        --    $ 9,273,000
  Services, maintenance and
    other.........................    9,441,000      550,000      277,000      30,000    10,298,000            --     10,298,000
Intersegment revenue..............      207,000       23,000           --          --       230,000      (230,000)            --
                                    -----------   ----------   ----------   ---------   -----------   -----------    -----------
  Total revenue...................   17,968,000      999,000      710,000     124,000    19,801,000      (230,000)    19,571,000
Interest income...................      672,000           --           --          --       672,000            --        672,000
Interest expense..................     (193,000)          --           --          --      (193,000)           --       (193,000)
Depreciation and amortization.....    2,917,000       13,000        2,000       2,000     2,934,000            --      2,934,000
Income tax expense................      214,000        1,000       90,000          --       305,000            --        305,000
Segment net income (loss).........   (3,256,000)     (61,000)     232,000    (392,000)   (3,477,000)           --     (3,477,000)
Total segment assets..............   65,458,000    1,692,000    1,181,000     280,000    68,611,000    (2,127,000)    66,484,000
Expenditures for long-lived
  assets..........................   25,686,000       40,000           --      33,000    25,759,000            --     25,759,000

6. INCOME TAXES

   The Company incurred a loss in the quarter ended July 31, 2000. As a result, the Company evaluated the realizability of the resulting tax assets from carryback opportunities and has recorded refundable income taxes to the extent of taxes previously paid. A valuation allowance has been recorded related to deferred tax assets based on management's assessment that the assets are not more likely than not to be realized.

7. SUBSEQUENT EVENTS

    Subsequent to July 31, 2000, the Company invested $2,000,000 in ecIndX, a supply chain collaboration vendor, in exchange for a minority interest in the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Optio Software, Inc. (the "Company" or "Optio") was incorporated in Georgia in 1981 as Technology Marketing, Inc., and changed its name to Xpoint Corporation in 1982, then to Optio Software, Inc. in 1997. The Company currently operates through three wholly-owned subsidiaries: Optio Software, Europe S.A. ("Optio Europe"), located in France, and its wholly-owned subsidiary Optio Software, UK Pvt. Limited ("Optio UK"), located in the United Kingdom; Optio Software, Asia Pacific, ("Optio Australia") located in Australia; and Muscato Corporation ("Muscato"), located in Orlando, Florida.

    Over the past year, the Company has invested in all areas of its business with a particular emphasis on sales, marketing and research and development. To date, most of the Company's revenue has been derived from software that was not originally designed to facilitate e-business, but rather to deliver customized information by fax, printer and e-mail. During fiscal year 2000, the Company began expanding its business plan to develop new software and services that would help its customers move from paper-intensive commerce to e-business. In June 1999, the Company tested its first e-business product, Optio e.ComPresent-TM-, which was then released in September 1999. In March 2000, the Company announced the initial release of its e.ComIntegrate-TM- product which provides organizations with the ability to conduct business-to-business e-commerce and participate in e-marketplaces through the creation, transformation and exchange of XML documents. In April 2000, the Company announced e.ComPayments-TM-, the third product offering in its e.ComSeries-TM-. e.ComPayments represents the Company's full-scale payment platform providing comprehensive support for electronic and traditional payments. Effective
March 27, 2000, the Company purchased Muscato Corporation and its affiliate TransLink Solutions Corporation ("TransLink"), providing the Company with two additional business-to-business infrastructure software products, Enterprise Generic Integrator ("ENGIN-TM-", now known as "e.comENGIN-TM-") and Electronic Commerce System ("EC").

    Optio markets and sells its software primarily through its direct sales force and certified resellers. As of July 31, 2000, the Company had 60 sales personnel and approximately 100 resellers. Optio also offers consulting services which provide customers with implementation assistance and training. In order to better service customers and support the growth of its consulting business, the Company has established the Optio Alliance Program. This program certifies independent consulting companies that help deliver consulting services to the Company's customer base. As of July 31, 2000, the Company had over 3,950 customers worldwide using the Company's software and services.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 2000

REVENUES

    The following table sets forth certain items from the Company's statements of operations as a percentage of total revenue for the periods indicated.

                                                          THREE MONTHS ENDED
                                                               JULY 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Revenue:
  License fees..........................................     53%         44%
  Services, maintenance and other.......................     47          56
                                                            ---        ----
    Total revenue.......................................    100         100
                                                            ---        ----
Costs of revenue:
  License fees..........................................      3           2
  Services, maintenance and other.......................     25          38
                                                            ---        ----
    Total cost of revenue...............................     28          40
                                                            ---        ----
Gross profit............................................     72          60
Operating expenses:
  Sales and marketing...................................     34          40
  Research and development..............................     10          14
  General and administrative............................     10          18
  Depreciation and amortization.........................      4          21
                                                            ---        ----
    Total operating expenses............................     58          93
                                                            ---        ----
Income (loss) from operations...........................     14         (33)
Interest and other income...............................      0           1
                                                            ---        ----
Income (loss) before income taxes.......................     14         (32)
Income taxes............................................      6           0
                                                            ---        ----
Net income (loss).......................................      8%       (32%)
                                                            ===        ====

REVENUES

    Total revenues increased 25% to $10.2 million from $8.2 million for the three months ended July 31, 2000 and 1999, respectively.

LICENSE FEES

    Revenues from licenses increased 3% to $4.5 million from $4.4 million for the three months ended July 31, 2000 and 1999, respectively. Factors contributing to the slight revenue growth are as follows: (i) the introduction of the Company's e.ComSeries of products beginning September 1999, contributing approximately $1.4 million in software license revenue in the three months ended July 31, 2000; and (ii) the Company's purchase of Muscato and TransLink on
March 27, 2000, contributing revenue subsequent to their acquisition dates. Despite the growth in the Company's e.comSeries and the acquisition of Muscato and Translink, the Company's core product performance suffered due to (i) a market shift in product requirements from distributed output management ("DOM") systems to e-business projects and (ii) a lack of focus on sales execution. Growth in the DOM systems has slowed subsequent to Year 2000 and has been replaced by spending on e-business projects. In addition, the Company has experienced difficulties in integrating the sales efforts for the new e.comSeries of products with the existing DOM products. The dynamics of an e.comSeries sale and a DOM sale are quite different in that an e.comSeries sale has a longer sales cycle, a larger average sale price, and a different strategic solution sale orientation than a DOM sale. To combat these issues, management has launched a new marketing campaign that will increase brand recognition of our e.comSeries of products, initiated a search for a new Senior Vice President of Sales, reorganized the sales organization, and appointed a Vice President of Sales Training and Development to deliver training programs and solution sell methodologies that will coincide with the Company's new marketing strategies.

SERVICES, MAINTENANCE AND OTHER

    Revenues from services, maintenance and other increased 50% to $5.7 million from $3.8 million for the three months ended July 31, 2000 and 1999, respectively. The increase in revenues from service, maintenance and other is the result of (i) the acquisition of Muscato and TransLink, contributing revenue subsequent to their acquisition dates of approximately $1.0 million in the three months ended July 31, 2000; (ii) the sale of hardware related to a specific contract of approximately $350,000 in the three months July 31, 2000; and
(iii) the overall increase in the Company's number of customers, resulting in increased implementation, training, and technical support. Despite the fact that software license revenue increased only slightly during the quarter, consulting service projects from the first quarter, which were significantly greater than the first quarter of 1999, were still on-going, contributing significantly to revenue for the three months ended July 31, 2000.

REVENUE MIX

    Revenues from licenses represented 44% and 53% of total revenue for the three months ended July 31, 2000 and 1999, respectively. The sales mix shift towards services revenue was due to the slowing growth of the Company's license revenue in the three months ended July 31, 2000, while the Company's services, maintenance, and other revenue grew in conjunction with the increased number of customers and outstanding consulting projects.

COSTS OF REVENUES

    Total costs of revenues increased 80% to $4.0 million from $2.3 million in the three months ended July 31, 2000 and 1999, respectively.

LICENSES

    Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for incorporation of third-party software products, and fees paid to referral partners. Costs of revenues from licenses decreased 18% to $215,000 from $261,000 for the three months ended July 31, 2000 and 1999, respectively. The decrease was primarily due to decreased referral partner fees as fewer sales were obtained through referral partners. As a percentage of revenue, costs of revenue from licenses remained relatively consistent at 2% and 3% for the three months ended July 31, 2000 and 1999, respectively.

SERVICES, MAINTENANCE AND OTHER

    Costs of revenues from services, maintenance and other consists of personnel, subcontract and other expenses relating to the cost of providing customer support, education and professional services. Costs of revenue from services, maintenance and other increased 93% to $3.9 million from $2.0 million in the three months ended July 31, 2000 and 1999, respectively. The increase is directly related to (i) the increase in services, maintenance and other revenue and (ii) the addition of approximately $300,000 of hardware costs of a single contract in the three months ended July 31, 2000. Costs of revenues from services, maintenance and other increased as a percentage of total revenue to 38% in 2000 from 24% in 1999. This was primarily due to the fact that the Company used more subcontractors in the three months ended July 31, 2000, which typically provide a slightly lower gross margin.

OPERATING EXPENSES

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commission, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

    Sales and marketing expenses increased 47% to $4.1 million from $2.8 million for the three months ended July 31, 2000 and 1999, respectively. Sales and marketing expenses were 40% and 34% of total revenue for the same periods. The increase was primarily due to additional hiring to support the Company's expansion of both its North American and international operations and to additional marketing to promote the Company's expansion of its product base to include Optio's e.ComSeries. In addition, the expenses related to the operations of Muscato and TransLink are reflected subsequent to their acquisition dates. The Company added approximately 31 employees in the sales and marketing departments from July 31, 1999 to July 31, 2000.

RESEARCH AND DEVELOPMENT

    Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

    Research and development expenses increased 77% to $1.4 million from $800,000 in the three months July 31, 2000 and 1999, respectively, representing 14% and 10% of total revenue for the same periods. This increase is primarily due to additions to the development team to design and complete the Company's new e.ComSeries of products and the addition of other personnel from the acquisition of Muscato and TransLink. There were a total of 36 additional staff added from July 31, 1999 to July 31, 2000.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance and human resources personnel. General and administrative expenses also includes legal, accounting and other professional services.

    General and administrative expenses increased 122% to $1.9 million from $800,000 for the three months ended July 31, 2000 and 1999, respectively. These expenses represent 18% and 10% of total revenue for the same periods. The increase in general administrative expenses as a percentage of revenue is primarily the result of (i) expenses associated with being a public company including approximately $120,000 of expenses related to the production of Company's annual reports and other documents in the three months ended July 31, 2000, (ii) the addition of the expenses of Muscato and TransLink subsequent to their acquisition dates, (iii) the charge resulting from an increase in the reserve for uncollectible accounts receivable of approximately $250,000 attributable to an unusual level of accounts identified as uncollectible in the three months ended July 31, 2000, and (iv) the addition of approximately seven general and administrative staff between July 31, 1999 and July 31, 2000.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $2.1 million from $300,000 for the three months ended July 31, 2000 and 1999, respectively. This increase is primarily due to the additional amortization expense resulting from the purchase of Muscato and TransLink on March 27, 2000. Amortization of goodwill and other intangibles related to the Muscato and TransLink acquisition was $1.8 million for the three months ended July 31, 2000.

INTEREST INCOME

    Interest income increased to $206,000 from $26,000 in the three months ended July 31, 2000 and 1999, respectively. This increase was primarily due to approximately $190,000 of interest earned from the short-term investment of cash and cash equivalents generated by the Company's initial public offering.

INTEREST EXPENSE

    Interest expense in the three months ended July 31, 1999 represented interest on notes payable to related parties, which were subsequently paid in full with the proceeds of the Company's initial public offering. Interest expense of approximately $135,000 in the three months ended July 31, 2000 represented interest on promissory notes of $8,000,000 given in connection with the acquisition of Muscato and TransLink.

INCOME TAX EXPENSE

    The provision for income taxes was $28,000 and $508,000 for the three months ended July 31, 2000 and 1999, respectively. The effective tax rate for the three months ended July 31, 1999 was 43% as a result of non-deductible losses from foreign operations. Despite the Company's loss in the three months ended
July 31, 2000, the Company incurred $28,000 of income tax expense related to the Company's foreign operations. As a result of the loss, the Company evaluated the realizability of the resulting tax assets from carryback opportunities and has recorded refundable income taxes to the extent of taxes previously paid. A valuation allowance has been recorded related to deferred tax assets based on management's assessment that the assets are not more likely than not to be realized.

FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 2000

REVENUES

    The following table sets forth certain items from the Company's statements of operations as a percentage of total revenue for the periods indicated.

                                                             SIX MONTHS ENDED
                                                                 JULY 31,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
Revenue:
  License fees............................................     53%         47%
  Services, maintenance and other.........................     47          53
                                                              ---        ----
    Total revenue.........................................    100         100
                                                              ---        ----
Costs of revenue:
  License fees............................................      3           3
  Services, maintenance and other.........................     24          32
                                                              ---        ----
    Total cost of revenue.................................     27          35
                                                              ---        ----
Gross profit..............................................     73          65
Operating expenses:
  Sales and marketing.....................................     36          40
  Research and development................................     12          13
  General and administrative..............................     12          15
  Depreciation and amortization...........................      4          15
                                                              ---        ----
    Total operating expenses..............................     64          83
                                                              ---        ----
Income (loss) from operations.............................      9         (18)
Interest and other income.................................      0           2
                                                              ---        ----
Income before income taxes................................      9         (16)
Income taxes..............................................      4           2
                                                              ---        ----
Net income (loss).........................................      5%       (18%)
                                                              ===        ====

REVENUES

    Total revenues increased 34% to $19.6 million from $14.6 million for the six months ended July 31, 2000 and 1999, respectively.

LICENSE FEES

    Revenues from licenses increased 20% to $9.3 million from $7.7 million for the six months ended July 31, 2000 and 1999, respectively. License revenue grew from 1999 to 2000 due to the following factors: (i) a growing customer base from approximately 3,600 customers in 1999 to over 3,950 in 2000; (ii) the introduction of the Company's e.ComSeries of products, beginning in September 1999, contributing approximately $1.9 million in revenue in the six months ended July 31, 2000; (iii) the Company's growth into the European market, including the initiation of operations in the United Kingdom in April 1999; and
(iv) the Company's purchase of Muscato and TransLink on March 27, 2000, contributing revenue subsequent to their acquisition dates. Despite the growth in the Company's e.comSeries and the acquisition of Muscato and Translink, the Company's core product performance suffered due to a market shift in product requirements from DOM systems to e-business projects and a lack of focus on sales execution. Growth in the DOM systems has slowed subsequent to Year 2000 and has been replaced by spending on e-business projects. In addition, the Company has experienced difficulties in integrating the sales efforts for the new e.comSeries of products with the existing DOM products. The dynamics of an e.comSeries sale and a DOM sale are quite different in that an e.comSeries sale has a longer sales cycle, a larger average sale price, and a different strategic solution sale orientation than a DOM sale. To combat these issues, management has launched a new marketing campaign that will increase brand recognition of our e.comSeries of products, initiated a search for a new Senior Vice President of Sales, reorganized the sales organization, and appointed a Vice President of Sales Training and Development to deliver training programs and solution sell methodologies that will coincide with the Company's new marketing strategies.

SERVICES, MAINTENANCE AND OTHER

    Revenues from services, maintenance and other increased 50% to $10.3 million from $6.8 million for the six months ended July 31, 2000 and 1999, respectively. The increase in revenues from service, maintenance and other is the result of (i) the acquisition of Muscato and TransLink, contributing revenue subsequent to their acquisition dates; (ii) the sale of hardware related to a specific contract of approximately $350,000 in the three months July 31, 2000; and (iii) the overall increase in the Company's number of customers, resulting in increased implementation, training, and technical support.

REVENUE MIX

    Revenues from licenses represented 47% and 53% of total revenue for the three months ended July 31, 2000 and 1999, respectively. The sales mix shift towards services revenue was due to the slowing growth of the Company's DOM license revenue in the six months ended July 31, 2000, while the Company's services, maintenance, and other revenue grew in conjunction with the increased number of customers and outstanding consulting projects.

COSTS OF REVENUES

    Total costs of revenues increased 75% to $7.0 million from $4.0 million in the six months ended July 31, 2000 and 1999, respectively.

LICENSES

    Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for incorporation of third-party software products, and fees paid to referral partners. Costs of revenues from licenses increased 33% to $606,000 from $456,000 for the six months ended
July 31, 2000 and 1999, respectively. The increase was primarily due to increased referral partner fees resulting from increased sales. As a percentage of revenue, costs of revenue from licenses remained consistent at 3% and 3% for the six months ended July 31, 2000 and 1999, respectively.

SERVICES, MAINTENANCE AND OTHER

    Costs of revenues from services, maintenance and other consists of personnel, subcontract and other expenses relating to the cost of providing customer support, education and professional services. Costs of revenue from services, maintenance and other increased 81% to $6.4 million from $3.5 million in the six months ended July 31, 2000 and 1999, respectively. The increase is directly related to (i) the increase in services, maintenance and other revenue and (ii) the addition of approximately $300,000 of hardware costs of a single contract in the three months ended July 31, 2000. Costs of revenues from services, maintenance and other increased as a percentage of total revenue to 32% in 2000 from 24% in 1999. This was primarily due to the fact that the Company used more subcontractors in the six months ended July 31, 2000, which typically provide a slightly lower gross margin.

OPERATING EXPENSES

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commission, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

    Sales and marketing expenses increased 49% to $7.8 million from $5.2 million for the six months ended July 31, 2000 and 1999, respectively. Sales and marketing expenses were 40% and 36% of total revenue for the same periods. The increase was primarily due to additional hiring to support the Company's expansion of both its North American and international operations and to additional marketing to promote the Company's expansion of its product base to include Optio's e.ComSeries. In addition, the expenses related to the operations of Muscato and TransLink are reflected subsequent to their acquisition dates. The Company added approximately 31 employees in the sales and marketing departments from July 31, 1999 to July 31, 2000.

RESEARCH AND DEVELOPMENT

    Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

    Research and development expenses increased 59% to $2.6 million from $1.6 million in the six months ended July 31, 2000 and 1999, respectively, representing 13% and 12% of total revenue for the same periods. This increase is primarily due to additions to the development team to design and complete the Company's new e.ComSeries of products and the addition of other personnel from the acquisition of Muscato and TransLink. There were a total of 36 additional staff added from July 31, 1999 to July 31, 2000.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance and human resources personnel. General and administrative expenses also includes legal, accounting and other professional services.

    General and administrative expenses increased 66% to $2.9 million from $1.7 million for the six months ended July 31, 2000 and 1999, respectively. These expenses represent 15% and 12% of total revenue for the same periods. The increase in general administrative expenses as a percentage of revenue is primarily the result of (i) expenses associated with a public company including approximately $120,000 of expenses related to the production of Company's annual reports and other documents in the three months ended July 31, 2000, (ii) the addition of the expenses of Muscato and TransLink subsequent to their acquisition dates, (iii) the charge resulting from an increase in the reserve for uncollectible accounts receivable of approximately $250,000 attributable to an unusual level of accounts identified as uncollectible in the three months ended July 31, 2000, and (iv) the addition of approximately seven general and administrative staff between July 31, 1999 and July 31, 2000.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $2.9 million from $584,000 for the six months ended July 31, 2000 and 1999, respectively. This increase is primarily due to the additional amortization expense resulting from the purchase of Muscato and TransLink on March 27, 2000. Amortization of goodwill and other intangibles related to the Muscato and TransLink acquisition was $2.3 million for the six months ended July 31, 2000.

INTEREST INCOME

    Interest income increased to $672,000 from $59,000 in the six months ended July 31, 2000 and 1999, respectively. This increase was primarily due to approximately $640,000 of interest earned from the short-term investment of cash and cash equivalents generated by the Company's initial public offering.

INTEREST EXPENSE

    Interest expense in the six months ended July 31, 1999 represented interest on notes payable to related parties, which were subsequently paid in full with the proceeds of the Company's initial public offering. Interest expense in the three months ended July 31, 2000 represented interest on promissory notes of $8,000,000 given in connection with the acquisition of Muscato and TransLink, representing approximately $180,000.

INCOME TAX EXPENSE

    The provision for income taxes was $305,000 and $576,000 for the six months ended July 31, 2000 and 1999, respectively. The effective tax rate for the six months ended July 31, 1999 was 43%. Despite the Company's loss in the six months July 31, 2000, the Company incurred $305,000 of income tax expense. As a result of the loss, the Company evaluated the realizability of the resulting tax assets from carryback opportunities and has recorded refundable income taxes to the extent of taxes previously paid. A valuation allowance has been recorded related to deferred tax assets based on management's assessment that the assets are not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 2000 and 1999 the Company had $17.1 million and $1.5 million, respectively, of cash and cash equivalents.

    The following table sets forth certain selected statements of cash flow information for the six months ended July 31, 2000:

Net cash used in operations.................................  $ (4,222,000)
Net cash used in investing activities.......................   (25,810,000)
Net cash provided by financing activities...................        66,000
Net decrease in cash and cash equivalents...................   (30,076,000)

    The Company used cash in operations primarily to pay expenses accrued through January 31, 2000, including year-end incentive bonuses and commissions of $755,000, expenses of $385,000 relating to the Company's initial public offering, and approximately $120,000 related to various routine year-end expenses including the Company's annual financial reporting requirements. The Company also paid approximately $600,000 of accrued expenses assumed in the acquisition of Muscato and TransLink Corporation. In addition, the Company's accounts receivables increased $880,000 due to increased volume of sales and timing of billing in the latter half of the three months ended July 31, 2000.

    In investing activities, the Company used $25 million of its proceeds from its initial public offering for the acquisitions of Muscato and TransLink. In addition, the Company purchased approximately $870,000 of property and equipment in the ordinary course of business.

    The Company's financing activities included payments of $159,000 toward debt and the receipt of $225,000 in connection with options exercised.

    Optio has promissory notes payable to the former shareholders of Muscato and TransLink in the amount of $8.0 million, which are due and payable on March 27, 2030. The promissory notes provide for mandatory acceleration, upon the request of the former shareholders of Muscato, of payments of $4,000,000 on March 27, 2001 and $4,000,000 on March 27, 2002,
provided certain provisions are met.

    On April 14, 2000, the Company entered into a $10.0 million line of credit arrangement with First Union National Bank. The line of credit matures on April 14, 2001. The line of credit bears interest at LIBOR plus 1.75%. This debt instrument is collateralized by accounts receivable of the Company. The agreement contains customary events of default and a number of customary covenants, including certain financial ratios and restrictions on dividends. As of July 31, 2000, the Company was not in compliance with one of the financial covenants. The Company has obtained a waiver of the violated financial covenant as of July 31, 2000 from the Bank. Management is seeking to obtain a modification of such financial covenant.

    Management believes that the remaining net proceeds from the initial public offering in December 1999, existing cash and cash equivalents and future funds generated from operations will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. To the extent that these amounts are insufficient, the Company will be required to raise additional funds through equity or debt financing. There can be no assurance that the Company will be able to raise additional funds on favorable terms, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Optio Software, Inc. provides its services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, the Company's financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or the weakening of these local currencies could make the Company's products less competitive in foreign markets. The Company's interest income and expense is sensitive to changes in the general level of U.S. interest rates. Based on the Company's cash equivalents balance and the nature of its outstanding debt, management believes its exposure to interest rate risk is not material. The Company's available for sale marketable securities are carried at fair value and subject to the risks of general market fluctuations.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is not currently a party to any material legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On December 15, 1999, the Company commenced an initial public offering of its Common Stock. The net proceeds from the offering to the Company after deducting the discounts, commissions, fees and expenses were $47.0 million. Approximately $1.2 million of the proceeds were used for the repayment of our indebtedness to three former shareholders incurred in connection with the repurchase of their common stock in December 1998. In March 2000, $20 million of the proceeds were used for the acquisition of all of the capital stock of Muscato and an additional $5 million was used to acquire the assets of TransLink. Pending use of the net proceeds, the Company has invested the funds in money market funds and used them for general corporate purposes, including working capital. Subsequent to July 31, 2000, the Company invested $2.0 million in ecIndX, a supply chain collaboration vendor, in exchange for a minority interest in the company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company held its Annual Meeting of Shareholders on June 23, 2000. There were present at the Annual Meeting, in person or by proxy, holders of 15,737,375 shares of common stock entitled to vote.

    (b) The following directors were elected to hold office for a term as designated below or until their successors are elected and qualified, with the vote for each director being reflected below:

                       NAME                          VOTES FOR    VOTES WITHHELD
---------------------------------------------------  ----------   --------------
Elected to hold office until the 2003 Annual
  Meeting:
  C. Wayne Cape....................................  15,678,158       50,217
  James J. Felcyn, Jr..............................  15,185,358       52,017

    Incumbent Director David Dunn-Rankin will serve on the Board of Directors until the 2001 Annual Meeting and Incumbent Director Mitchell Laskey will serve on the Board of Directors until the 2002 Annual Meeting.

    (c) The Optio Software, Inc. Director's Stock Option Plan was approved by the shareholders, with 12,533,186 votes for, 274,742 votes against and 2,929,397 abstentions.

    (d) The appointment of Ernst & Young LLP as Optio Software, Inc.'s independent public accountants for the fiscal year ending January 31, 2001, was ratified with 15,705,897 affirmative votes cast, 23,448 negative votes cast and 8,030 abstentions.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1 Financial Data Schedule

    99.1 Safe Harbor Compliance Statements for Forward Looking Statements

(b) Reports on Form 8-K

    On June 9, 2000, the Company filed a report on Form 8-K/A for the purpose of adding the financial statements of the Muscato and TransLink businesses acquired and the pro forma financial information.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of September, 2000.

                                                       OPTIO SOFTWARE, INC.

                                                       BY:             /S/ F. BARRON HUGHES
                                                            -----------------------------------------
                                                                         F. Barron Hughes
                                                                     Chief Financial Officer