Form 10-Q
period 2000-10-31
OPTIO SOFTWARE INC
filed 2000-12-15
CIK 1096689

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-15529

                            ------------------------

                              OPTIO SOFTWARE, INC.

             (Exact name of registrant as specified in its charter)

                GEORGIA                                     58-1435435
    (State of other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

   3015 WINDWARD PLAZA, FAIRWAYS II,                          30005
            ALPHARETTA, GA                                  (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (770) 576-3500

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    There were 17,621,432 shares of the Registrant's common stock outstanding as of December 14, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              OPTIO SOFTWARE, INC.
                                   FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
                         PART I--FINANCIAL INFORMATION

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

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              OPTIO SOFTWARE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              JANUARY 31,   OCTOBER 31,
                                                                 2000          2000
                                                              -----------   -----------
                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $46,826,000   $12,029,000
  Marketable securities.....................................      386,000       355,000
  Accounts receivable, net..................................    9,268,000    10,445,000
  Prepaid expenses and other current assets.................      670,000     1,027,000
  Income taxes receivable...................................           --     1,069,000
  Deferred income taxes.....................................      229,000       308,000
                                                              -----------   -----------
Total current assets........................................   57,379,000    25,233,000
Property and equipment, net.................................    1,518,000     2,463,000
Other assets:
  Notes receivable from related party.......................      600,000       600,000
  Note receivable from and advances to shareholders.........      120,000       122,000
  Investment in ecIndX......................................           --     2,189,000
  Deferred income taxes.....................................      495,000       567,000
  Intangible assets, net....................................      400,000    29,731,000
  Other.....................................................      130,000       128,000
                                                              -----------   -----------
Total assets................................................  $60,642,000   $61,033,000
                                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,388,000   $ 2,487,000
  Accrued expenses..........................................    2,986,000     2,243,000
  Income taxes payable......................................      452,000            --
  Current portion of notes payable to related parties.......      228,000        53,000
  Current portion of capital lease obligations..............       45,000        85,000
  Deferred revenue..........................................    6,332,000     6,401,000
                                                              -----------   -----------
Total current liabilities...................................   11,431,000    11,269,000
Notes payable to related parties, less current portion......           --     8,000,000
Capital lease obligations, less current portion.............       38,000       160,000
Deferred revenue............................................      174,000        88,000
Shareholders' equity:
  Common stock..............................................   48,362,000    49,636,000
  Retained earnings (accumulated deficit)...................      921,000    (7,690,000)
  Accumulated other comprehensive income (loss).............       12,000      (314,000)
  Unamortized stock compensation............................     (296,000)     (116,000)
                                                              -----------   -----------
Total shareholders' equity..................................   48,999,000    41,516,000
                                                              -----------   -----------
Total liabilities and shareholders' equity..................  $60,642,000   $61,033,000
                                                              ===========   ===========

SEE ACCOMPANYING NOTES.

                              OPTIO SOFTWARE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED OCTOBER 31,
                                                              -------------------------------
                                                                  1999               2000
                                                              ------------       ------------
Revenue:
  License fees..............................................  $ 4,239,000        $ 3,189,000
  Services, maintenance, and other..........................    4,406,000          5,162,000
                                                              -----------        -----------
                                                                8,645,000          8,351,000
Costs of revenue:
  License fees..............................................      192,000            158,000
  Services, maintenance, and other..........................    2,243,000          3,655,000
                                                              -----------        -----------
                                                                2,435,000          3,813,000
                                                              -----------        -----------
                                                                6,210,000          4,538,000
Operating expenses:
  Sales and marketing.......................................    3,191,000          4,689,000
  Research and development..................................      884,000          1,390,000
  General and administrative................................      841,000          1,475,000
  Depreciation and amortization.............................      308,000          2,128,000
                                                              -----------        -----------
                                                                5,224,000          9,682,000
                                                              -----------        -----------
Income (loss) from operations...............................      986,000         (5,144,000)
Other income (expense):
  Interest income...........................................       26,000            177,000
  Interest expense..........................................      (29,000)          (142,000)
  Other.....................................................        7,000             11,000
                                                              -----------        -----------
                                                                    4,000             46,000
Income (loss) before income taxes...........................      990,000         (5,098,000)
Income tax expense..........................................      453,000             35,000
                                                              -----------        -----------
Net income (loss)...........................................  $   537,000        $(5,133,000)
                                                              ===========        ===========
Net income (loss) per share--basic..........................  $      0.05        $     (0.29)
                                                              ===========        ===========
Net income (loss) per share--diluted........................  $      0.03        $     (0.29)
                                                              ===========        ===========
Weighted average shares outstanding--basic..................   11,918,640         17,621,398
                                                              -----------        -----------
Weighted average shares outstanding--diluted................   20,779,887         17,621,398
                                                              -----------        -----------
Comprehensive income (loss):
  Net income (loss).........................................  $   537,000        $(5,133,000)
  Foreign currency translation adjustment...................       12,000           (107,000)
  Unrealized gain (loss) on marketable securities available
    for sale................................................        4,000            (21,000)
                                                              -----------        -----------
  Comprehensive income (loss)...............................  $   553,000        $(5,261,000)
                                                              ===========        ===========

SEE ACCOMPANYING NOTES.

                              OPTIO SOFTWARE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                  1999              2000
                                                              ------------      ------------
Revenue:
  License fees..............................................  $11,948,000       $12,462,000
  Services, maintenance, and other..........................   11,254,000        15,460,000
                                                              -----------       -----------
                                                               23,202,000        27,922,000
Costs of revenue:
  License fees..............................................      648,000           764,000
  Services, maintenance, and other..........................    5,763,000        10,009,000
                                                              -----------       -----------
                                                                6,411,000        10,773,000
                                                              -----------       -----------
                                                               16,791,000        17,149,000
Operating expenses:
  Sales and marketing.......................................    8,434,000        12,522,000
  Research and development..................................    2,529,000         4,012,000
  General and administrative................................    2,586,000         4,371,000
  Depreciation and amortization.............................      892,000         5,062,000
                                                              -----------       -----------
                                                               14,441,000        25,967,000
                                                              -----------       -----------
Income (loss) from operations...............................    2,350,000        (8,818,000)
Other income (expense):
  Interest income...........................................       86,000           849,000
  Interest expense..........................................      (96,000)         (335,000)
  Other.....................................................       (1,000)           34,000
                                                              -----------       -----------
                                                                  (11,000)          548,000
Income (loss) before income taxes...........................    2,339,000        (8,270,000)
Income tax expense..........................................    1,029,000           341,000
                                                              -----------       -----------
Net income (loss)...........................................  $ 1,310,000       $(8,611,000)
                                                              ===========       ===========
Net income (loss) per share--basic..........................  $      0.11       $     (0.49)
                                                              ===========       ===========
Net income (loss) per share--diluted........................  $      0.07       $     (0.49)
                                                              ===========       ===========
Weighted average shares outstanding--basic..................   11,918,640        17,424,562
                                                              ===========       ===========
Weighted average shares outstanding--diluted................   19,347,356        17,424,562
                                                              ===========       ===========
Comprehensive income (loss):
  Net income (loss).........................................  $ 1,310,000       $(8,611,000)
  Foreign currency translation adjustment...................       14,000          (245,000)
  Unrealized loss on marketable securities available for
    sale....................................................      (19,000)          (81,000)
                                                              -----------       -----------
  Comprehensive income (loss)...............................  $ 1,305,000       $(8,937,000)
                                                              ===========       ===========

SEE ACCOMPANYING NOTES.

                              OPTIO SOFTWARE, INC.

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                         ACCUMULATED OTHER
                                COMMON STOCK         RETAINED EARNINGS     COMPREHENSIVE       UNAMORTIZED
                          ------------------------     (ACCUMULATED            (LOSS)             STOCK       TOTAL SHAREHOLDERS'
                            SHARES       AMOUNT          DEFICIT)              INCOME         COMPENSATION          EQUITY
                          ----------   -----------   -----------------   ------------------   -------------   -------------------
Balance at February 1,
  2000..................  17,133,640   $48,362,000      $   921,000          $  12,000          $(296,000)        $48,999,000
  Comprehensive loss,
    net of tax:
  Net loss..............          --            --       (8,611,000)                --                 --          (8,611,000)
  Foreign currency
    translation
    adjustment..........          --            --               --           (245,000)                --            (245,000)
  Unrealized loss on
    marketable
    securities available
    for sale............          --            --               --            (81,000)                --             (81,000)
                                                                                                                  -----------
  Comprehensive loss....                                                                                           (8,937,000)
  Compensation related
    to stock option
    grants..............          --      (168,000)              --                 --            180,000              12,000
  Exercise of stock
    options and related
    tax benefit.........     487,792     1,442,000               --                 --                 --           1,442,000
                          ----------   -----------      -----------          ---------          ---------         -----------
Balance at October 31,
  2000..................  17,621,432    49,636,000       (7,690,000)          (314,000)          (116,000)         41,516,000
                          ==========   ===========      ===========          =========          =========         ===========

SEE ACCOMPANYING NOTES.

                              OPTIO SOFTWARE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                 1999               2000
                                                              -----------       ------------
Cash flows from operating activities:
  Net income (loss).........................................  $1,310,000        $(8,611,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation............................................     478,000            747,000
    Amortization of intangible assets.......................     414,000          4,315,000
    Provision for doubtful accounts.........................     358,000           (231,000)
    Gain on sale of marketable securities...................          --            (10,000)
    Gain on disposal of property and equipment..............          --            (10,000)
    Non-cash compensation and interest......................      55,000            628,000
    Deferred income taxes...................................    (191,000)          (101,000)
    Changes in operating assets and liabilities:
      Accounts receivable...................................  (1,626,000)           275,000
      Prepaid expenses and other current assets.............    (389,000)          (501,000)
      Accounts payable......................................     440,000            660,000
      Accrued expenses......................................    (148,000)        (1,926,000)
      Income taxes payable..................................     417,000           (289,000)
      Deferred revenue......................................     582,000         (1,204,000)
                                                              ----------        -----------
Net cash provided by (used in) operating activities.........   1,400,000         (6,258,000)
Cash flows from investing activities:
  Purchases of marketable securities........................    (147,000)           (90,000)
  Proceeds from the sale of marketable securities...........     169,000                 --
  Proceeds from the sale of property and equipment..........          --             10,000
  Purchases of property and equipment.......................    (520,000)        (1,207,000)
  Advances to related parties and shareholders..............     (78,000)            (2,000)
  Investment in EcIndx......................................          --         (2,189,000)
  Acquisition of business, net of cash acquired.............          --        (24,889,000)
                                                              ----------        -----------
Net cash used in investing activities.......................    (576,000)       (28,367,000)
Cash flows from financing activities:
  Payments of notes payable to related parties and capital
    lease obligations.......................................    (700,000)          (251,000)
  Proceeds from exercise of stock options...................          --            230,000
                                                              ----------        -----------
Net cash used in financing activities.......................    (700,000)           (21,000)
Impact of foreign currency rate fluctuations on cash........      52,000           (151,000)
Net decrease in cash........................................     176,000        (34,797,000)
Cash at beginning of period.................................   1,110,000         46,826,000
                                                              ----------        -----------
Cash at end of period.......................................  $1,286,000        $12,029,000
                                                              ==========        ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $   97,000        $    23,000
                                                              ==========        ===========
    Income taxes............................................  $  662,000        $   570,000
                                                              ==========        ===========

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

    The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended
January 31, 2000, included in the Company's Annual Report on Form 10-K, dated April 28, 2000, filed with the Securities and Exchange Commission. Results of operations for the three and nine months ended October 31, 2000 are not necessarily indicative of the results for the entire year ended January 31, 2001.

3. ACQUISITION

    On March 27, 2000, the Company purchased all of the outstanding capital stock of Muscato Corporation ("Muscato"), thereby making Muscato a wholly-owned subsidiary of the Company. In addition, on the same date, the Company purchased substantially all of the assets of TransLink Solutions Corporation ("TransLink"), an affiliate of Muscato. The consideration paid Muscato was $28,000,000, of which $20,000,000 was paid in cash at the closing. The Company issued a promissory note for the remaining $8,000,000, which is due and payable on March 27, 2030. The promissory notes had provided for mandatory acceleration, upon the request of the former shareholders of Muscato, of payments of $4,000,000 on March 27, 2001 and $4,000,000 on March 27, 2002, provided certain provisions were met. These provisions of the contract were not met and, as a result, the notes are now due and payable on March 27, 2030. The purchase price for the assets acquired from TransLink was $5,000,000 in cash paid at closing.

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

                              OPTIO SOFTWARE, INC.

                                  (UNAUDITED)

3. ACQUISITION (CONTINUED)
    The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows:

Tangible assets acquired....................................  $ 1,919,000
Liabilities assumed.........................................   (2,545,000)
Technology..................................................    1,600,000
Assembled workforce.........................................      685,000
Customer base...............................................      280,000
Goodwill....................................................   31,061,000
                                                              -----------
                                                              $33,000,000
                                                              ===========

    The final purchase price allocation is subject to settlement of unrecorded liabilities deductible from the notes payable to the former shareholders.

    The technology is being amortized over an average estimated life of two years. The assembled workforce is being amortized over an estimated life of five years. The customer base is being amortized over an estimated life of five years. Goodwill is being amortized over an estimated life of five years.

    The pro forma effect of combining Muscato and TransLink with the Company's operations for the nine months ended October 31, 1999 and 2000 is as follows:

                                                        1999          2000
                                                     -----------   -----------
Revenue............................................  $28,418,000   $29,081,000
Net loss...........................................   (4,476,000)   (9,922,000)
Net loss per share--basic and diluted..............  $     (0.38)  $     (0.57)
Weighted average shares outstanding--basic and
  diluted..........................................   11,918,640    17,424,562

                              OPTIO SOFTWARE, INC.

                                  (UNAUDITED)

4. NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                    THREE MONTHS ENDED OCTOBER 31,
                                                    ------------------------------
                                                        1999              2000
                                                    ------------      ------------
Net income (loss).................................  $   537,000       $(5,133,000)
                                                    ===========       ===========
Weighted average shares outstanding--basic........   11,918,640        17,621,398
Effect of dilutive stock options..................    8,861,247                --
                                                    -----------       -----------
Weighted average shares outstanding--diluted......   20,779,887        17,621,398
                                                    ===========       ===========
Net income (loss) per share--basic................  $      0.05       $     (0.29)
                                                    ===========       ===========
Net income (loss) per share--diluted..............  $      0.03       $     (0.29)
                                                    ===========       ===========
Potentially dilutive stock options, excluded from
  diluted net loss per share......................                      6,552,154
                                                                      ===========

                                                    NINE MONTHS ENDED OCTOBER 31,
                                                    ------------------------------
                                                        1999              2000
                                                    ------------      ------------
Net income (loss).................................  $ 1,310,000       $(8,611,000)
                                                    ===========       ===========
Weighted average shares outstanding--basic........   11,918,640        17,424,562
Effect of dilutive stock options..................    7,438,757                --
                                                    -----------       -----------
Weighted average shares outstanding--diluted......   19,347,356        17,424,562
                                                    ===========       ===========
Net income (loss) per share--basic................  $      0.11       $     (0.49)
                                                    ===========       ===========
Net income (loss) per share--diluted..............  $      0.07       $     (0.49)
                                                    ===========       ===========
Potentially dilutive stock options, excluded from
  diluted net loss per share......................                      8,350,071
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

                              OPTIO SOFTWARE, INC.

                                  (UNAUDITED)

5. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
    Segment information for the nine months ended October 31, 1999 and 2000 is summarized below.

NINE MONTHS ENDED                    UNITED                     UNITED
OCTOBER 31, 1999                     STATES        FRANCE       KINGDOM     AUSTRALIA    COMBINED     ELIMINATIONS   CONSOLIDATED
-----------------                  -----------   ----------   -----------   ---------   -----------   ------------   ------------
Revenue from external customers:
  License fees...................  $ 9,952,000   $1,379,000   $   577,000   $  40,000   $11,948,000   $        --    $11,948,000
  Services, maintenance and
    other........................   10,192,000      802,000       248,000      12,000    11,254,000            --     11,254,000
Intersegment revenue.............      486,000      155,000            --          --       641,000      (641,000)            --
                                   -----------   ----------   -----------   ---------   -----------   -----------    -----------
  Total revenue..................   20,630,000    2,336,000       825,000      52,000    23,843,000      (641,000)    23,202,000
Interest income..................       86,000           --            --          --        86,000            --         86,000
Interest expense.................      (96,000)          --            --          --       (96,000)           --        (96,000)
Depreciation and amortization....      854,000       37,000         1,000          --       892,000            --        892,000
Income tax expense...............      702,000      166,000       161,000          --     1,029,000            --      1,029,000
Segment net income (loss)........    1,044,000      248,000       242,000    (224,000)    1,310,000            --      1,310,000
Total segment assets.............   11,118,000    1,532,000       703,000      58,000    13,411,000      (951,000)    12,460,000
Expenditures for long-lived
  assets.........................      485,000       33,000            --          --       520,000            --        520,000

NINE MONTHS ENDED                    UNITED                     UNITED
OCTOBER 31, 2000                     STATES        FRANCE       KINGDOM     AUSTRALIA    COMBINED     ELIMINATIONS   CONSOLIDATED
-----------------                  -----------   ----------   -----------   ---------   -----------   ------------   ------------
Revenue from external customers:
  License fees...................  $11,110,000   $  584,000   $   640,000   $ 128,000   $12,462,000   $        --    $12,462,000
  Services, maintenance and
    other........................   14,139,000      757,000       504,000      60,000    15,460,000            --     15,460,000
Intersegment revenue.............      377,000      160,000            --          --       537,000      (537,000)            --
                                   -----------   ----------   -----------   ---------   -----------   -----------    -----------
  Total revenue..................   25,626,000    1,501,000     1,144,000     188,000    28,459,000      (537,000)    27,922,000
Interest income..................      849,000           --            --          --       849,000            --        849,000
Interest expense.................     (334,000)      (1,000)           --          --      (335,000)           --       (335,000)
Depreciation and amortization....    5,031,000       24,000         3,000       4,000     5,062,000            --      5,062,000
Income tax expense...............      213,000        1,000       127,000          --       341,000            --        341,000
Segment net (loss) income........   (7,900,000)    (316,000)      312,000    (707,000)   (8,611,000)           --     (8,611,000)
Total segment assets.............   60,778,000    1,311,000     1,292,000     203,000    63,584,000    (2,551,000)    61,033,000
Expenditures for long-lived
  assets.........................    1,101,000       70,000            --      35,000     1,206,000            --      1,206,000

6. INCOME TAXES

   The Company incurred a loss in the quarter and nine months ended October 31, 2000. As a result, the Company evaluated the realizability of the resulting tax assets from carryback opportunities and has recorded refundable income taxes to the extent of taxes previously paid. A valuation allowance has been recorded related to deferred tax assets based on management's assessment that the assets are not more likely than not to be realized.

7. INVESTMENT IN ECINDX.

    The Company invested $2,000,000 in ecIndX, Inc., a supply chain collaboration vendor, in exchange for a minority interest in the company. An additional $189,000 of costs incurred related to making the investment were added to the basis of the investment. In conjunction with the investment, ecIndX, Inc. entered into the Company's standard software license agreement to purchase $1,000,000 in software and related services on or before January 1, 2001.

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

    The majority of the Company's revenue is derived from software that delivers customized information by fax, printer and e-mail. During fiscal year 2000, the Company began expanding its business plan to develop new software and services that would help its customers move from paper-intensive commerce to e-business. The Company began to release its software designed to facilitate e-business, with the introduction of Optio e.ComPresent in September 1999. In March 2000, the Company announced the initial release of its e.ComIntegrate-TM- product which provides organizations with the ability to conduct business-to-business e-commerce and participate in e-marketplaces through the creation, transformation and exchange of XML documents. In April 2000, the Company announced e.ComPayments-TM-, the third product offering in its e.ComSeries-TM-. e.ComPayments represents the Company's full-scale payment platform providing comprehensive support for electronic and traditional payments. Effective
March 27, 2000, the Company purchased Muscato Corporation and its affiliate TransLink Solutions Corporation ("TransLink"), providing the Company with two additional business-to-business infrastructure software products, Enterprise Generic Integrator ("ENGIN-TM-", now known as "e.ComENGIN-TM-") and Electronic Commerce System ("EC").

    Optio also offers consulting services which provide customers with implementation assistance and training. In order to better service customers and support the growth of its consulting business, the Company has established the Optio Alliance Program. This program certifies independent consulting companies that help deliver consulting services to the Company's customer base.

    Optio markets and sells its software primarily through its direct sales force and certified resellers. As of October 31, 2000, the Company had 50 quota-carrying sales personnel and approximately 100 resellers. This direct sales force and group of certified resellers are located throughout the world as Optio has expanded its international operations and completed acquisitions over the past two years. In November 1998, Optio Europe expanded by founding its wholly-owned subsidiary in the United Kingdom, Optio UK, which began operations in the three months ended April 30, 1999. In May 1999, the Company entered the Asia Pacific market by establishing its subsidiary in Australia, Optio Software, Asia Pacific, which began operations in July, 1999. As previously mentioned, the Company purchased Muscato and TransLink effective March 27, 2000. Now, in addition to operations in the United States, Optio operates three international offices involved in the direct sales, marketing and support activities of Optio products throughout France, Germany, the United Kingdom, Australia, Japan, Singapore and other countries. As of October 31, 2000, the Company had over 3,980 customers worldwide using the Company's software and services.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 2000

REVENUES

    The following table sets forth certain items from the Company's statements of operations as a percentage of total revenue for the periods indicated.

                                                                    THREE MONTHS
                                                                  ENDED OCTOBER 31,
                                                              -------------------------
                                                                1999             2000
                                                              --------         --------
Revenue:
  License fees..............................................     49%              38%
  Services, maintenance and other...........................     51               62
                                                                ---              ---
    Total revenue...........................................    100              100
                                                                ---              ---
Costs of revenue:
  License fees..............................................      2                2
  Services, maintenance and other...........................     26               44
                                                                ---              ---
    Total cost of revenue...................................     28               46
                                                                ---              ---
Gross profit................................................     72               54
Operating expenses:
  Sales and marketing.......................................     37               56
  Research and development..................................     10               17
  General and administrative................................     10               18
  Depreciation and amortization.............................      4               26
                                                                ---              ---
    Total operating expenses................................     61              116
                                                                ---              ---
Income (loss) from operations...............................     11              (62)
Interest and other income...................................      0                1
                                                                ---              ---
Income before income taxes..................................     11              (61)
Income taxes................................................      5                0
                                                                ---              ---
Net income (loss)...........................................      6%             (62%)
                                                                ===              ===

REVENUES

    Total revenues decreased 3% to $8.4 million from $8.6 million for the three months ended October 31, 2000 and 1999, respectively.

LICENSE FEES

    Revenues from licenses decreased 25% to $3.2 million from $4.2 million for the three months ended October 31, 2000 and 1999, respectively. The leading factor contributing to the decrease in revenue was the effect of re-staffing of the Company's sales organization with fully-trained sales personnel. As the Company continues to build its e-business products, management believed the Company required a more technical, more solutions-based sales organization than what was currently in place. The Company had difficulty integrating the sales efforts for the new e.ComSeries of products with the existing distributed output management ("DOM") products. As a result, the Company experienced significant turnover as some sales personnel could not make the transition to the e-business market solution based selling process. The Company determined that the sales department was not properly structured in light of the changes that were taking place in the Enterprise Resource Planning ("ERP") marketplace. To move into the Business-to-Business ("B2B") integration space, the Company determined that a geographically aligned sales force, as opposed to an ERP aligned sales force, would be better suited for the market. Additionally, the Company's referral business trended the ERP market, which was down significantly from the explosive growth that occurred in 1999. In response, in August 2000, the Company initiated its geographically aligned sales model and began to re-staff the sales organization to allow the sales people to be nearer to the customer base that they would pursue. As a result of the turnover and of the restructuring of the sales organization, revenues declined.

    Despite the decline in license fee revenue, the Company's average selling price continues to rise. As the Company continues to increase sales of its e-business products, including eight e.ComPayments in the first quarter of its availability, the average sale price is beginning to increase.

SERVICES, MAINTENANCE AND OTHER

    Revenues from services, maintenance and other increased 17% to $5.2 million from $4.4 million for the three months ended October 31, 2000 and 1999, respectively. Despite the decrease in license fee revenue, the overall increase in the Company's number of customers has resulted in increased implementation, training and technical support. In addition, consulting service projects from the second quarter were still on-going, contributing significantly to the three months ended October 31, 2000.

REVENUE MIX

    Revenues from licenses represented 38% and 49% of total revenue for the three months ended October 31, 2000 and 1999, respectively. The sales mix shift towards services revenue was due to the decline of the Company's license revenue in the three months ended October 31, 2000, while the Company's services, maintenance, and other revenue grew in conjunction with the increased number of customers and outstanding consulting projects.

COSTS OF REVENUES

    Total costs of revenues increased 57% to $3.8 million from $2.4 million in the three months ended October 31, 2000 and 1999, respectively.

LICENSES

    Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for incorporation of third-party software products, and fees paid to referral partners. Costs of revenues from licenses decreased 18% to $158,000 from $192,000 for the three months ended October 31, 2000 and 1999, respectively. The decrease was primarily due to decreased referral partner fees as fewer sales were obtained through referral partners. As a percentage of revenue, costs of revenue from licenses remained relatively consistent at 2% for the three months ended October 31, 2000 and 1999, respectively.

SERVICES, MAINTENANCE AND OTHER

    Costs of revenues from services, maintenance and other consists of personnel, subcontract and other expenses relating to the cost of providing customer support, education and professional services. Costs of revenue from services, maintenance and other increased 63% to $3.7 million from $2.2 million in the three months ended October 31, 2000 and 1999, respectively. Costs of revenues from services, maintenance and other increased as a percentage of total revenue from 26% in 1999 to 44% in 2000. The increase is directly related to
(i) the increase in services, maintenance and other revenue as a whole and as a percentage of total revenue, (ii) an emphasis on customer satisfaction that has resulted in increased headcount in the project management and implementation areas, (iii) increased training and mentoring of subcontracted consulting solution providers, (iv) the cost associated with holding training classes at various locations in the United States, and (v) the use of more subcontractors in the three months ended October 31, 2000, which typically provide a slightly lower gross margin.

OPERATING EXPENSES

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commission, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

    Sales and marketing expenses increased 47% to $4.7 million from $3.2 million for the three months ended July 31, 2000 and 1999, respectively. Sales and marketing expenses were 56% and 37% of total revenue for the same periods. The increase was primarily due to the following factors:
(i) additional hiring to support the Company's restructuring of the sales organization, (ii) the expansion of the Company's North American and international operations, (iii) additional marketing to promote the Company's expansion of its product base to include Optio's e.ComSeries, (iv) expenses of approximately $350,000 related to the Company's first annual users conference and (v) the addition of the expenses related to the operations of Muscato and TransLink that are reflected subsequent to their acquisition dates. The Company added approximately 24 employees in the sales and marketing departments from October 31, 1999 to October 31, 2000.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

    Research and development expenses increased 57% to $1.4 million from $900,000 in the three months October 31, 2000 and 1999, respectively, representing 17% and 10% of total revenue for the same periods. This increase is primarily due to additions to the development team to design and complete the Company's new e.ComSeries of products and the addition of other personnel from the acquisition of Muscato and TransLink. There were a total of 27 additional research and development staff added from October 31, 1999 to October 31, 2000.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also includes legal, accounting and other professional services.

    General and administrative expenses increased 75% to $1.5 million from $800,000 for the three months ended October 31, 2000 and 1999, respectively. These expenses represent 18% and 10% of total revenue for the same periods. The increase in general administrative expenses as a percentage of revenue is primarily the result of (i) expenses associated with being a public company,
(ii) the addition of the expenses of Muscato and TransLink subsequent to their acquisition dates, (iii) the non-recurring write-off of approximately $120,000 of uncollectible accounts receivable in the three months ended October 31, 2000, and (iv) the addition of approximately eleven general and administrative staff between October 31, 1999 and October 31, 2000.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $2.1 million from $300,000 for the three months ended October 31, 2000 and 1999, respectively. This increase is primarily due to the additional amortization expense resulting from the purchase of Muscato and TransLink on March 27, 2000. Amortization of goodwill and other intangibles related to the Muscato and TransLink acquisition was $1.8 million for the three months ended October 31, 2000.

INTEREST INCOME

    Interest income increased to $177,000 from $26,000 in the three months ended October 31, 2000 and 1999, respectively. This increase was primarily due to approximately $160,000 of interest earned from the short-term investment of cash and cash equivalents generated by the Company's initial public offering.

INTEREST EXPENSE

    Interest expense in the three months ended October 31, 1999 represented interest on notes payable to related parties, which were subsequently paid in full with the proceeds of the Company's initial public offering. Interest expense of approximately $135,000 in the three months ended October 31, 2000 represented interest on promissory notes of $8,000,000 given in connection with the acquisition of Muscato and TransLink.

INCOME TAX EXPENSE

    The provision for income taxes was $35,000 and $453,000 for the three months ended October 31, 2000 and 1999, respectively. The effective tax rate for the three months ended October 31, 1999 was 46%, which was a result of non-deductible losses from foreign operations. Despite the Company's loss in the three months October 31, 2000, the Company incurred $35,000 of income tax expense related to the Company's foreign operations. The Company evaluated the realizability of the resulting tax assets from carryback opportunities and has recorded refundable income taxes to the extent of taxes previously paid. A valuation allowance has been recorded related to deferred tax assets based on management's assessment that the assets are not more likely than not to be realized.

FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND 2000

REVENUES

    The following table sets forth certain items from the Company's statements of operations as a percentage of total revenue for the periods indicated.

                                                                     NINE MONTHS
                                                                  ENDED OCTOBER 31,
                                                              -------------------------
                                                                1999             2000
                                                              --------         --------
Revenue:
  License fees..............................................     51%              45%
  Services, maintenance and other...........................     49               55
                                                                ---              ---
    Total revenue...........................................    100              100
                                                                ---              ---
Costs of revenue:
  License fees..............................................      3                3
  Services, maintenance and other...........................     25               36
                                                                ---              ---
    Total cost of revenue...................................     28               39
                                                                ---              ---
Gross profit................................................     72               61
Operating expenses:
  Sales and marketing.......................................     36               45
  Research and development..................................     11               14
  General and administrative................................     11               16
  Depreciation and amortization.............................      4               18
                                                                ---              ---
    Total operating expenses................................     62               93
                                                                ---              ---
Income (loss) from operations...............................     10              (32)
Interest and other income...................................      0                2
                                                                ---              ---
Income before income taxes..................................     10              (30)
Income taxes................................................      4                1
                                                                ---              ---
Net income (loss)...........................................      6%             (31%)
                                                                ===              ===

REVENUES

    Total revenues increased 20% to $27.9 million from $23.2 million for the nine months ended October 31, 2000 and 1999, respectively.

LICENSE FEES

    Revenues from licenses increased 4% to $12.5 million from $11.9 million for the nine months ended October 31, 2000 and 1999, respectively. License revenue grew from 1999 to 2000 due to the following factors: (i) the introduction of the Company's e.ComSeries of products, beginning in September 1999, contributing a higher average selling price per sale; (ii) the Company's growth into the European market, including the initiation of operations in the United Kingdom in April 1999 and in Australia in July 1999; and (iii) the Company's purchase of Muscato and TransLink on March 27, 2000, contributing revenue subsequent to their acquisition dates. Despite the growth in the Company's e.ComSeries and the acquisition of Muscato and Translink, the Company's core product performance suffered due to a market shift in product requirements from DOM systems to e-business projects and a confusion of sales focus and execution. The Company has experienced difficulties in integrating the sales efforts for the new e.ComSeries of products with the existing DOM products. As a result, the Company experienced significant turnover as some sales personnel could not make the transition to the e-business market solution based selling process. The Company determined that the sales department was not properly structured in light of the changes that were taking place in the ERP marketplace. To move into the B2B integration space, the Company determined that a geographically aligned sales force, as opposed to an ERP aligned sales force, would be better suited for the market. Additionally, the Company's referral business trended the ERP market, which was down significantly from the explosive growth that occurred in 1999. In response, in August 2000, the Company initiated its geographically aligned sales model and began to re-staff the sales organization to allow the sales people to be nearer to the customer base that they would pursue. As a result of the turnover and of the restructuring of the sales organization, revenue growth suffered even though revenue increased.

SERVICES, MAINTENANCE AND OTHER

    Revenues from services, maintenance and other increased 37% to $15.5 million from $11.3 million for the nine months ended October 31, 2000 and 1999, respectively. The increase in revenues from service, maintenance and other is the result of (i) the acquisition of Muscato and TransLink, contributing revenue subsequent to their acquisition dates; (ii) the sale of hardware related to a specific contract of approximately $350,000 in the three months ended
July 31, 2000; and (iii) the overall increase in the Company's number of customers, resulting in increased implementation, training, and technical support.

REVENUE MIX

    Revenues from licenses represented 51% and 45% of total revenue for the nine months ended October 31, 1999 and 2000, respectively. The sales mix shift towards services revenue was due to the slowing growth of the Company's license revenue in the nine months ended October 31, 2000, while the Company's services, maintenance, and other revenue grew in conjunction with the increased number of customers and outstanding consulting projects.

COSTS OF REVENUES

    Total costs of revenues increased 68% to $10.8 million from $6.4 million in the nine months ended October 31, 2000 and 1999, respectively.

LICENSES

    Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for incorporation of third-party software products, and fees paid to referral partners. Costs of revenues from licenses increased 18% to $764,000 from $648,000 for the nine months ended October 31, 2000 and 1999, respectively. The increase was in direct proportion to the increase in license revenue. As a percentage of revenue, costs of revenue from licenses remained consistent at 3% for both the nine months ended October 31, 2000 and 1999.

SERVICES, MAINTENANCE AND OTHER

    Costs of revenues from services, maintenance and other consists of personnel, subcontract and other expenses relating to the cost of providing customer support, education and professional services. Costs of revenue from services, maintenance and other increased 74% to $10.0 million from $5.8 million in the nine months ended October 31, 2000 and 1999, respectively. The increase is directly related to (i) the increase in services, maintenance and other revenue; (ii) the addition of approximately $300,000 of hardware costs of a single contract in the three months ended July 31, 2000; (iii) an emphasis on customer satisfaction that has resulted in increased headcount in the project management and implementation areas; (iv) increased training and mentoring of subcontracted consulting solution providers; (v) the cost associated with holding training classes at various locations in the United States; and
(vi) the use of more subcontracted consulting solution providers in the nine months ended October 31, 2000. Costs of revenues from services, maintenance and other increased as a percentage of total revenue from 25% in 1999 to 36% in 2000. This was primarily due to the fact that the Company used more subcontractors in the nine months ended October 31, 2000, which typically provide a slightly lower gross margin.

OPERATING EXPENSES

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commission, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

    Sales and marketing expenses increased 48% to $12.5 million from $8.4 million for the nine months ended October 31, 2000 and 1999, respectively. Sales and marketing expenses were 45% and 36% of total revenue for the same periods. The increase was primarily due to the following factors:
(i) additional hiring to support the Company's restructuring of the sales organization, (ii) the expansion of the Company's North American and international operations, (iii) additional marketing to promote the Company's expansion of its product base to include Optio's e.ComSeries, (iv) expenses of approximately $350,000 related to the Company's first annual users conference and (v) the addition of the expenses related to the operations of Muscato and TransLink that are reflected subsequent to their acquisition dates. The Company added approximately 24 employees in the sales and marketing departments from October 31, 1999 to October 31, 2000.

RESEARCH AND DEVELOPMENT

    Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

    Research and development expenses increased 59% to $4.0 million from $2.5 million in the nine months October 31, 2000 and 1999, respectively, representing 14% and 11% of total revenue for the same periods. This increase is primarily due to additions to the development team to design and complete the Company's new e.ComSeries of products and the addition of other personnel from the acquisition of Muscato and TransLink. There were a total of 27 additional research and development staff added from July 31, 1999 to July 31, 2000.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also includes legal, accounting and other professional services.

    General and administrative expenses increased 69% to $4.4 million from $2.6 million for the nine months ended October 31, 2000 and 1999, respectively. These expenses represent 16% and 11% of total revenue for the same periods. The increase in general administrative expenses as a percentage of revenue is primarily the result of (i) expenses associated with being a public company, including $120,000 of expenses related to the production of the Company's annual reports and other documents; (ii) the addition of the expenses of Muscato and TransLink subsequent to their acquisition dates; (iii) the non-recurring write-off of approximately $270,000 of uncollectible accounts receivable in the nine months ended October 31, 2000; and (iv) the addition of approximately eleven general and administrative staff between October 31, 1999 and October 31, 2000.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $5.1 million from $900,000 for the nine months ended October 31, 2000 and 1999, respectively. This increase is primarily due to the additional amortization expense resulting from the purchase of Muscato and TransLink on March 27, 2000. Amortization of goodwill and other intangibles related to the Muscato and TransLink acquisition was $4.1 million for the nine months ended October 31, 2000.

INTEREST INCOME

    Interest income increased to $849,000 from $85,000 in the nine months ended October 31, 2000 and 1999, respectively. This increase was primarily due to approximately $800,000 of interest earned from the short-term investment of cash and cash equivalents generated by the Company's initial public offering.

INTEREST EXPENSE

    Interest expense in the nine months ended October 31, 1999 represented interest on notes payable to related parties, which were subsequently paid in full with the proceeds of the Company's initial public offering. Interest expense in the nine months ended October 31, 2000 represented interest on promissory notes of $8.0 million given in connection with the acquisition of Muscato and TransLink, representing approximately $315,000.

INCOME TAX EXPENSE

    The provision for income taxes was $341,000 and $1.0 million for the nine months ended October 31, 2000 and 1999, respectively. The effective tax rate for the nine months ended October 31, 1999 was 44%. Despite the Company's loss in the nine months ended October 31, 2000, the Company incurred $341,000 of income tax expense. As a result of the loss, the Company evaluated the realizability of the resulting tax assets from carryback opportunities and has recorded refundable income taxes to the extent of taxes previously paid. A valuation allowance has been recorded related to the deferred tax assets based on management's assessment that the assets are not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

    At October 31, 2000 and 1999 the Company had $12.0 million and $1.3 million, respectively, of cash and cash equivalents.

    The following table sets forth certain selected statements of cash flow information for the nine months ended October 31, 2000:

Net cash used in operations.................................  $(6,259,000)
Net cash used in investing activities.......................  (28,366,000)
Net cash used in financing activities.......................      (21,000)
Net decrease in cash and cash equivalents...................  (34,797,000)

    The Company used cash in operations primarily (i) to pay expenses accrued through January 31, 2000, including year-end incentive bonuses and commissions of $755,000, expenses of $385,000 relating to the Company's initial public offering, and approximately $120,000 related to various routine year-end expenses including the Company's annual audit and (ii) to fund general operating expenses not supported by the Company's level of revenues, resulting in a loss for the nine months ended October 31, 2000. The Company also paid approximately $600,000 of accrued expenses assumed in the acquisition of Muscato and TransLink Corporation.

    In investing activities, the Company used $25 million of its proceeds from its initial public offering for the acquisitions of Muscato and TransLink. In addition, the Company purchased approximately $1.2 million of property and equipment in the ordinary course of business. Finally, the Company invested a total of $2.2 million in ecIndX, Inc., a supply chain collaboration vendor, in exchange for a minority interest in the company.

    The Company's financing activities included payments of $251,000 toward debt and the receipt of $230,000 in connection with options exercised.

    Optio has promissory notes payable to the former shareholders of Muscato and TransLink in the amount of $8.0 million, which are due and payable on March 27, 2030. The promissory notes had provided for mandatory acceleration, upon the request of the former shareholders of Muscato, of payments of $4,000,000 on March 27, 2001 and $4,000,000 on March 27, 2002, provided certain provisions were met. These provisions of the contract were not met and, as a result, the notes are now due and payable on March 27, 2030.

    On April 14, 2000, the Company entered into a $10.0 million line of credit arrangement with First Union National Bank. The line of credit matures on April 14, 2001. The line of credit bears interest at LIBOR plus 1.75%. This debt instrument is collateralized by accounts receivable of the Company. This agreement contained customary events of default and a number of customary covenants, including certain financial ratios and restrictions on dividends. As of October 31, 2000, the Company was not in compliance with the required financial ratios and was in default on the line of credit. The Company and First Union National Bank subsequently amended the line of credit to eliminate the financial ratios causing the default. This agreement now contains customary events of default and customary covenants, including restrictions on dividends. Under the line of credit, the Company may borrow not more than the amount of liquid capital, including cash and securities, maintained by the Company.

    Management believes that the remaining net proceeds from the initial public offering in December 1999, together with the line of credit, and existing cash and cash equivalents will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. To the extent that these amounts are insufficient, the Company will be required to raise additional funds through equity or debt financing. There can be no assurance that the Company will be able to raise additional funds on favorable terms, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company provides its services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, the Company's financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or the weakening of these local currencies could make the Company's products less competitive in foreign markets. The Company's interest income and expense is sensitive to changes in the general level of U.S. interest rates. Based on the Company's cash equivalents balance and the nature of its outstanding debt, management believes its exposure to interest rate risk is not material. The Company's available for sale marketable securities are carried at fair value and subject to the risks of general market fluctuations.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is not currently a party to any material legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On December 15, 1999, the Company commenced an initial public offering of its Common Stock. The net proceeds from the offering to the Company after deducting the discounts, commissions, fees and expenses were $47.0 million. Approximately $1.2 million of the proceeds were used for the repayment of our indebtedness to three former shareholders incurred in connection with the repurchase of their common stock in December 1998. In March 2000, $20 million of the proceeds were used for the acquisition of all of the capital stock of Muscato and an additional $5 million was used to acquire the assets of TransLink. In August 2000, the Company invested $2.2 million in ecIndX, Inc., a supply chain collaboration vendor, in exchange for a minority interest in the company. Pending use of the net proceeds, the Company has invested the funds in money market funds and used them for general corporate purposes, including working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.1 Amendment to Credit Agreement dated as of April 14, 2000, by and among Optio Software, Inc., as Borrower, and First Union National Bank, as Lender.

        27.1 Financial Data Schedule

        99.1 Safe Harbor Compliance Statements for Forward Looking Statements

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December, 2000.

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