Form 10-K
period 2001-01-31
OPTIO SOFTWARE INC
filed 2001-05-01
CIK 1096689

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

                                       OR

   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-15529
                            ------------------------

                              OPTIO SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                GEORGIA                                     58-1435435
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

         3015 WINDWARD PLAZA,
   WINDWARD FAIRWAYS II, ATLANTA, GA                          30005
    (Address of principal executive                         (Zip Code)
               offices)

       Registrant's telephone number, including area code: (770) 576-3500

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price for the Common Stock on April 24, 2001 as reported by the Nasdaq National Market System, was approximately $5,451,394. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 18,500,532 shares of the Registrant's common stock outstanding as of April 24, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Registrant's Definitive Proxy Statement on Schedule 14A for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within
120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              OPTIO SOFTWARE, INC.
                        2001 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      2
Item 2.   Properties..................................................     16
Item 3.   Legal Proceedings...........................................     16
Item 4.   Submission of Matters to a Vote of Security Holders.........     16
Item 4A.  Executive Officers of the Registrant........................     17

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     17
Item 6.   Selected Financial Data.....................................     18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     19
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     27
Item 8.   Financial Statements and Supplementary Data.................     28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     28

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     **
Item 11.  Executive Compensation......................................     **
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     **
Item 13.  Certain Relationships and Related Transactions..............     **

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     28

------------------------

** The information required by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference to the Registrant's Definitive Proxy Statement on
    Schedule 14A to be filed not more than 120 days after January 31, 2001.

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Annual Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.'s ("Optio") anticipated costs and expenses, Optio's capital needs and financing plans, product and service development, Optio's growth strategies, market demand for Optio's products and services, relationships with Optio's strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Optio's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio's reliance on strategic marketing and reseller relationships, fluctuations in operating results because of acquisitions, changes in competition, delays in developing new software, disputes regarding Optio's intellectual property, risks relating to the potential delisting of our stock, or risks associated with Optio's international operations. These and additional factors are set forth in "Safe Harbor Compliance Statement for Forward-Looking Statements" included as
Exhibit 99.8 to this Annual Report on Form 10-K. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I

ITEM 1.  BUSINESS

    Optio Software, Inc. provides e-business infrastructure software that enables business-to-business (B2B) integration and information exchange between an Optio customer and the trading partners and computer systems of that customer. Optio's software can improve the quality of an organization's communications with customers, suppliers, partners and employees by customizing, delivering and exchanging information over a global network of digital destinations. Optio's products are being used to integrate diverse information processing applications requiring high availability and throughput, as infrastructure for B2B commerce and to tailor the information from enterprise, e-business and legacy applications for delivery and exchange as XML, EDI, web content and customized documents according to individualized requirements. Optio's solutions are non-intrusive and can be deployed without modifying the software or the business processes that created the original information.

    Historically, Optio's software delivered this customized information by fax, printer and e-mail. With the acquisition of Muscato Corporation in March, 2000 Optio acquired and further developed e-business infrastructure software to allow companies to deliver and exchange information across the Internet. Using the Internet to conduct business, also known as e-business, includes the ability to publish business information to the Internet or exchange it with customers and suppliers over the Internet to automate the buying and selling of goods and services. This level of communication is impractical using just faxes, printers or e-mail. Information from a wide range of enterprise applications, databases and files is monitored and analyzed by Optio's software in real-time, customized according to the business needs of an organization's customers, suppliers and partners and then delivered to the appropriate destination. These destinations support a variety of business purposes and range from the Internet, wireless devices and other information systems to printers, faxes and e-mail. Optio's software provides a comprehensive, cost-effective solution for organizations that need to enhance the benefits of their investments in existing information systems while taking advantage of the opportunities presented by e-business.

    Optio, which was founded in 1981, currently also includes operations conducted through three wholly owned subsidiaries each of which is involved in the direct sales, marketing and support activities of Optio.

WHOLLY-OWNED SUBSIDIARIES

OPTIO SOFTWARE EUROPE, S.A.

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

MUSCATO CORPORATION

    On March 27, 2000, Optio purchased Muscato Corporation ("Muscato"), located in Orlando, Florida. Muscato provided Optio with a new business-to-business ("B2B") infrastructure software and technology. While Muscato Corporation remains a wholly-owned subsidiary, it has been incorporated into the sales and support of not only Muscato's former products, but all of Optio's existing products as well.

SEGMENT INFORMATION

    Optio is organized around geographic areas. Optio's U.S. operations plus its two foreign subsidiaries, Optio Europe and Optio Australia, as well as Optio Europe's subsidiary, Optio UK, represent Optio's four reportable segments. Prior to fiscal 1999, Optio operated in one geographic segment. During fiscal year 1999, Optio operated in two geographic segments, the United States and France (Optio Europe), and expanded into the United Kingdom and Australia subsequent to January 31, 1999. The foreign locations principally function as distributors of products developed by Optio in the United States. The accounting policies, as described in the summary of significant accounting policies in Optio's financial statements, are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

    Segment information for the years ended January 31, 1999, 2000 and 2001 is summarized below.

YEAR ENDED JANUARY 31, 1999       UNITED STATES     FRANCE      COMBINED     ELIMINATIONS   CONSOLIDATED
---------------------------       -------------   ----------   -----------   ------------   ------------
Revenue from external customers:
  License fees..................   $11,442,000    $  572,000   $12,014,000     $     --     $12,014,000
  Services, maintenance and
    other.......................     7,111,000       414,000     7,525,000           --       7,525,000
Intersegment revenue............        19,000            --        19,000      (19,000)             --
                                   -----------    ----------   -----------     --------     -----------
  Total revenue.................    18,572,000       986,000    19,558,000      (19,000)     19,539,000
Segment net income (loss).......       166,000       203,000       369,000      (19,000)        350,000
Total segment assets............     9,554,000     1,184,000    10,738,000           --      10,738,000

                                                                 UNITED
YEAR ENDED JANUARY 31, 2000       UNITED STATES     FRANCE      KINGDOM     AUSTRALIA    COMBINED     ELIMINATIONS   CONSOLIDATED
--------------------------------  -------------   ----------   ----------   ---------   -----------   ------------   ------------
Revenue from external customers:
  License fees..................  $ 14,521,000    $1,689,000   $  796,000   $ 108,000   $17,114,000   $        --    $17,114,000
  Services, maintenance and
    other.......................    14,107,000     1,121,000      467,000      24,000    15,719,000            --     15,719,000
Intersegment revenue............       599,000       194,000           --          --       793,000      (793,000)            --
                                  ------------    ----------   ----------   ---------   -----------   -----------    -----------
  Total revenue.................    29,227,000     3,004,000    1,263,000     132,000    33,626,000      (793,000)    32,833,000
Segment net income (loss).......     1,783,000       162,000      390,000    (343,000)    1,992,000            --      1,992,000
Total segment assets............    59,195,000     1,875,000      755,000     106,000    61,931,000    (1,289,000)    60,642,000

                                                                 UNITED
YEAR ENDED JANUARY 31, 2001       UNITED STATES     FRANCE      KINGDOM     AUSTRALIA    COMBINED     ELIMINATIONS   CONSOLIDATED
--------------------------------  -------------   ----------   ----------   ---------   -----------   ------------   ------------
Revenue from external customers:
  License fees..................  $ 13,971,000    $1,033,000   $  770,000   $ 206,000   $15,980,000   $        --    $15,980,000
  Services, maintenance and
    other.......................    18,977,000     1,025,000      766,000      82,000    20,850,000            --     20,850,000
Intersegment revenue............       429,000       190,000           --          --       619,000      (619,000)            --
                                  ------------    ----------   ----------   ---------   -----------   -----------    -----------
  Total revenue.................    33,377,000     2,248,000    1,536,000     288,000    37,449,000      (619,000)    36,830,000
Segment net income (loss).......   (14,211,000)     (449,000)     529,000    (977,000)   15,108,000            --     15,108,000
Total segment assets............    55,366,000     2,078,000    1,193,000     277,000    58,914,000    (3,076,000)    55,838,000

    Optio's foreign operations generated revenue from licenses and services to customers of $3.9 million in the year ended January 31, 2001, representing 11% of total revenue compared to $4.2 million in the year ended January 31, 2000, representing 13% of total revenue and revenue of $986,000 in the year ended January 31, 1999, representing 5% of total revenue.

    RISKS INHERENT IN FOREIGN OPERATIONS

    Optio's international operations pose additional risks to its operations as a result of the following factors:

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

INDUSTRY

GROWTH OF THE INTERNET AND ELECTRONIC BUSINESS

    Organizations are constantly seeking ways to use information to operate more productively and cost-effectively. The Internet has sparked a drive for business to connect to suppliers, customers, employees and other constituencies in order to electronically conduct business-to-business commerce. Increased collaboration implies greater efficiency and the ability to leverage brand loyalty, retain customers, strengthen customer and trading partner relationships to drive revenue or reduce costs. Many companies are striving to be able to electronically conduct business through a variety of uniform standards. This term is referred to as business-to-business integration or B2Bi for short. However, B2Bi value propositions offered by software and solution firms are as powerful as they are varied. The marketplace for B2Bi solutions has moved at varying rates of successful integration. Businesses have improved inventory management and reduced production cycle times through tighter vendor coordination enabled through B2B integration. Increased collaboration means demand and supply chain systems will need to interoperate, and third-party services including financial and credit services, logistics, shipping, and fulfillment, need to be connected to support more complex business interactions. Many larger companies have been able to operate more efficiently and create new sources of revenue by establishing integrated hubs for customers, suppliers, and partners. Research has documented 5 to 15 times return on investments for B2Bi projects with payback periods on the order of weeks or months. To achieve these objectives, organizations must deliver focused, business-ready information derived from a multitude of sources across the extended enterprise which includes employees, customers, suppliers and strategic partners. Competitive pressures have created a need for increasingly sophisticated and time-sensitive methods of information delivery both inside and outside of the enterprise. A growing number of organizations are using the Internet to compete more effectively and conduct business electronically. As a result, e-business has become critical for nearly every organization seeking to establish and maintain a competitive advantage.

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

    The growing business use of the Internet has provided enterprises with new opportunities and expanded requirements to move beyond the limitations of current paper-intensive or other time-inefficient manual entry processes. With the emergence of e-business, enterprises can leverage the convenience and economy of the Internet to achieve substantial efficiencies in their operations. At the same time, they are challenged to manage their transition from a paper-based to an e-business environment. Information now needs to be aggregated from a greater number of disparate sources, customized to satisfy a richer set of business objectives and delivered to a broader array of destinations through a variety of media. Sources of information include e-business applications, enterprise, legacy and custom applications, external databases and files; destinations include all members of the extended enterprise; and delivery media alternatives include the Internet, e-mail, printers, faxes and wireless devices.

TRADITIONAL APPROACHES TO MANAGING BUSINESS INFORMATION

    Over the past few decades, organizations have made significant investments in information systems to automate their business processes and efficiently manage information. Many organizations have invested in solutions like enterprise resource planning systems. Enterprise resource planning, or ERP, systems are information systems that automate and integrate the business processes of the departments within an organization. For example, ERP systems from vendors such as J.D. Edwards, Oracle, SAP and others now automate the financial, manufacturing and human resource functions of organizations. ERP installations require significant investments to license and maintain the software, install the appropriate infrastructure, re-engineer core business processes, transition legacy data, train employees and make necessary adjustments to the system to attain acceptable levels of operating efficiency. Despite the significant investments required, an increasing number of organizations are expected to install and enhance ERP systems in the future. According to a report in early 2001, AMR Research anticipates that:

    - integration will be one of the top priorities in 2001, making it easier for the customer to unify channels, process, and data. B2B services will see rapid growth involving market readiness, strategy, and solutions integration;

    - combined spending on commerce platform software technologies and services, including operating systems, pervasive computing, and data communications, will total more than $56 billion by 2005; and

    - one out of every three companies over $1 Billion in sales will implement a Private Trading Exchange by 2005.

    Optio's management believes that B2Bi and ERP vendors are also increasingly enhancing their systems to facilitate e-business.

    Many companies continue to struggle with the compelling possibilities presented by B2B applications, Internet-based services, and exchanges, including possible solutions for some of the shortcomings of some ERP solutions. Unlike with ERP vendors, this new assembly of applications more commonly draws upon several vendor packages including e-procurement, with Customer Relationship Management, plus Supply Chain Management, plus a Private Trading Exchange with a Consortium Trading Exchange. While the goal many times is to reduce the amount of paperwork, redundant processes, and people and create savings, nonetheless, these applications continue to generate substantial amounts of information created by these various business transactions. As the volume of this information grows, organizations are challenged by the need to consolidate, customize and deliver this information by fax, printer and e-mail to their employees, customers, suppliers and strategic partners in a timely fashion to drive revenue growth and profitability and simultaneously achieve electronic integration with their trading partners. Furthermore, when coupled with the challenge of leveraging the Internet and wireless devices as media for information delivery and supporting new e-business initiatives that leverage their investments in ERP and other information systems, organizations will require increasingly sophisticated and comprehensive solutions to meet their needs.

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

    Optio solutions benefit Optio's customers by:

    EXTENDING THE REACH OF INFORMATION. Optio's software is designed to empower users by providing relevant, flexible information more quickly and cost-effectively than previously possible. For example, with Optio's solution, an enterprise can aggregate real-time billing information from separate ERP and legacy systems into a single business process. This information can then be delivered in one or more forms such as printed documents or high volume fax. It can also be delivered as Electronic Data Interchange, or EDI, or as Extensible Markup Language, or XML, to other enterprise applications and systems. EDI is a predefined format used to exchange data and documents electronically and XML is a flexible language that allows organizations to define data and documents that are transmitted over the Internet. Information is delivered to enterprise information portals where people can securely view summary reports over the Internet and receive e-mail notifications of significant transactions. Optio's software can also format this information in ways suitable for delivery to wireless devices, including alphanumeric pagers and personal digital assistants, or PDAs.

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

    OFFERING SCALABLE ARCHITECTURE. Optio designs its software to scale effectively when implemented in geographically dispersed enterprise-wide deployments while maintaining system performance and availability. Optio's software supports networks composed of multiple operating systems including Windows NT, UNIX, IBM's AIX and AS400, Compaq Himalaya and a variety of applications, databases and services. Optio's software manages large quantities of information and supports thousands of users while at the same time minimizing the usage of network and computing resources. Optio's browser and Java user interfaces effectively leverage the power of the Internet, significantly reducing the need for client-side management and administration.

BUSINESS STRATEGY

    Optio's objective is to be the leading provider of e-business infrastructure software that enables business-to-business integration and information exchange between an Optio customer and the trading partners and computer systems of that customer. To achieve these objectives, Optio intends to:

    ENHANCE PRODUCT OFFERINGS. Optio will continue to invest in research and development to improve and enhance its existing software offerings and introduce new software products designed to solve a greater range of problems for its customers. In particular, Optio intends to enhance and expand its software offerings to address the challenges and needs of e-business and to develop new software that solves problems associated with gathering, customizing, delivering and exchanging business information. Management believes that maintaining and enhancing its software is important to its ability to expand its market share, retain existing customers and acquire new customers. Optio's research and development expenditures for the years ending January 31, 1999, 2000 and 2001 were $2.5 million, $3.6 million and $5.5 million, respectively, indicating an increased commitment to research and development activities.

    EXPAND CUSTOMER AWARENESS THROUGH COMPREHENSIVE MARKETING PROGRAMS. Over the past several years, Optio has devoted significant resources to marketing efforts to increase customer and industry awareness of its software and services. These investments in increased marketing efforts have and will continue to include hiring competent marketing personnel, increasing brand awareness through targeted advertising campaigns, and expanding participation in related industry events. Through these marketing efforts, Optio intends to demonstrate the value of its software and services to enterprises and thereby increase its market presence and revenues.

    EXTEND NETWORK OF STRATEGIC RELATIONSHIPS. Optio plans to extend its existing strategic network and develop new relationships with leading global systems integrators who specialize in implementing software solutions that support e-business, ERP and healthcare applications. Optio currently has over 16 active strategic implementation relationships. These include organizations that install the software purchased by Optio's customers and provide services that address specific customer needs. These relationships have allowed Optio to focus on its core competencies while leveraging its strengths to provide Optio's customers with a complete information customization and delivery solution. Management believes that these relationships will also continue to generate additional product sales opportunities.

    EXPAND WORLDWIDE SALES. Management continues to believe that international markets represent a significant growth opportunity as organizations seek global e-business solutions. Optio currently has a direct sales presence in North America, the United Kingdom, France and Australia. Optio plans to continue to evaluate its investments in its worldwide distribution capacity to increase market share and penetration. In addition, Optio plans to engage local resellers and system integrators and establish joint marketing agreements with software companies in all geographies the Company believes are strategic.

    LEVERAGE OPTIO'S SIGNIFICANT CUSTOMER BASE. Management believes its base of over 4,000 customers provides a significant opportunity for additional sales of current and future software, as well as ongoing maintenance revenue. A majority of Optio's customers have not yet purchased Optio's full suite of software or currently only use Optio's software in specific business units or locations. Management believes that Optio can sell more deeply into this customer base by expanding these partial deployments into enterprise-wide implementations as well as by cross-selling additional software and services.

    EXTEND TECHNOLOGICAL LEADERSHIP. Optio's software architecture provides the foundation for the development of new and innovative software and allows Optio's applications to be easily adapted to new standards, protocols and platforms. This architecture enables Optio's products to interface with multiple operating systems, applications, business processes and data sources in a non-disruptive manner. Management believes that Optio's product capabilities significantly differentiate Optio from its competitors. Optio intends to advance its technological leadership by investing significantly in research and development and by acquiring and integrating complementary software and technologies.

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

    In each case, Optio's customers may purchase the entire suite or may purchase one or more of the software products that make up the suite. Typically, customers buy either Optio DCS or Optio MedForms, as well as one or more other components of the applicable suite. These may be replaced by e.ComIntegrate which allows bi-directional XML capabilities. Other components of the suite may include OptioFax, OptioDesignStudio, MedFormsDR (Healthcare only), HL7/Connect (Healthcare only) and Optio e.ComPresent, Optio's e-business software. Most of the revenue derived from the Enterprise Suite is attributable to Optio DCS, and most of the revenue derived from the Healthcare Suite is attributable to MedForms.

                           THE OPTIO ENTERPRISE SUITE

OPTIODCS...............................  Forms the foundation of the Optio Enterprise Suite. It captures information from enterprise, legacy and other
                                         applications by monitoring transactions and output such as print streams. It then performs calculations and other
                                         data transformations, formats business information or
                                         e-commerce transactions and delivers them to printers, fax servers, e-mail servers, web servers, document archives
                                         and e-commerce servers.

OPTIO E.COMPRESENT.....................  E-business software that provides secure, browser-based presentation of customized information. Information can be grouped in pre-defined or user-specified folders for easy
                                         access. All information is fully indexed and supports
                                         familiar Internet search techniques. Users are alerted to
                                         the publication of new or updated information with
                                         subscription-based notifications that arrive via e-mail,
                                         pager, fax or printer. e.ComPresent facilitates the
                                         delivery of customized information to support e-business
                                         initiatives like report distribution, information portals, online bill presentment and self-service applications.

OPTIO DESIGNSTUDIO.....................  Windows based software that allows users to map, create, model from applications, databases and files, and create
                                         business rules and conditional logic to automate
                                         processing of the information and model the network of
                                         destinations to which the information is delivered. The
                                         design files it creates are then processed, in real time,
                                         by OptioDCS.

OPTIOFAX...............................  Software that transmits and receives information using electronic fax standards and protocols to support business requirements for distributing enterprise information.

OPTIO CHECKBOOK........................  An application targeted to the financial payment needs of the enterprise. Optio Checkbook facilitates the layout of
                                         laser checks, eliminates the need for pre-printed check
                                         stock and provides positive pay reports to improve
                                         accuracy and reduce fraud.

OPTIO ENTERPRISE PROCESSPACKS..........  Substantially complete generic document templates for common forms such as purchase orders and checks which
                                         facilitate the design of the information customization and delivery requirements for popular ERP applications like
                                         Baan, J.D. Edwards, Oracle, QAD and SAP.

OPTIO E.COMINTEGRATE...................  Optio's next generation server that provides the software infrastructure to enable business-to-business integration, communication, and presentation of critical information.
                                         It builds on the strength of Optio's core technologies and adds inbound and outbound processing of XML, enabling
                                         organizations to integrate operations and participate in
                                         eMarketplaces utilizing XML dialects such as CBL, cXML,
                                         BizTalk or ebXML. Organizations seeking to XML enable
                                         their existing applications can map standard purchase
                                         orders, invoices, and shipping advice documents without
                                         application modifications or re-engineering.

OPTIO E.COMENGINE......................  Provides trading partner management, data routing, translation and transaction management for enterprises
                                         desiring to integrate data intra-and inter-enterprise.

OPTIO E.COMPAYMENTS....................  A universal payments platform that enables organizations to provide secure, printed or electronic payments for
                                         payroll, travel and expense reimbursement, vendor payments and other financial transactions. It also allows
                                         remittance advice documents to be generated and delivered
                                         electronically which reduces the overall cost to provide
                                         payment detail to recipients. When coupled with Optio
                                         e.ComPresent, organizations can provide a secure web
                                         portal and archive for payment information. This provides
                                         an additional cost savings, as well as enhanced access to
                                         payment history and detail.

                                    THE OPTIO HEALTHCARE SUITE

OPTIO MEDFORMS.........................  Forms the foundation of the Optio Healthcare Suite, is targeted to meet the specialized requirements of
                                         healthcare enterprises. It captures information from
                                         healthcare information systems by monitoring transactions
                                         and output such as print streams. It then performs
                                         calculations and other data transformations, formats
                                         patient, clinical, diagnostic and business information and delivers it to printers, fax servers, e-mail servers, web
                                         servers and document archives.

OPTIO MEDFORMSDR.......................  Provides routing, reorganization and reproduction of healthcare information on demand, allowing users
                                         throughout an enterprise to quickly and easily generate
                                         patient documents without expensive embossers or
                                         preprinted labels. Optio MedFormsDR's temporary data store provides access to vital patient information if the
                                         primary server is interrupted, which protects data
                                         integrity.

OPTIO HL7/CONNECT......................  Enhances Optio MedForms by adding the capability to detect, process, and customize HL7 messages. HL7 is a
                                         healthcare industry standard that allows healthcare
                                         information systems to exchange data. HL7/Connect provides intelligent support for healthcare organizations that have implemented the global HL7 industry standard for
                                         interoperability between healthcare information systems.

OPTIO E.COMPRESENT, E.COMINTEGRATE,
  E.COMINTEGRATE, E.COMENGINE,
  OPTIOFAX, OPTIO CHECKBOOK............  Equivalent in functionality to that listed for the Optio
                                         Enterprise Suite, but targeted for the healthcare market.

OPTIO HEALTHCARE PROCESSPACKS..........  Substantially complete generic document templates for common functions which facilitate the design of the
                                         information customization and delivery requirements for
                                         specific areas of healthcare operations such as
                                         Admissions, Discharge and Transfer, Patient Accounting and
                                         Business Office and Diagnostic Clinic.

SERVICES

    CONSULTING. Optio's consulting services provide customers with expertise and assistance in evaluating, planning and implementing Optio's solutions. To ensure a successful implementation of Optio's software, consultants assist customers with the evaluation, planning and design process, the initial installation of a system, the integration of Optio's software with the customer's existing enterprise computing applications and ongoing training and upgrades. Management believes that consulting services enable rapid implementation of Optio's software, ensures success with Optio's solution, strengthens the customer relationship and adds to Optio's industry-specific knowledge base.

    Consulting services are optional and are billed on an hourly or daily basis that varies based on the type of service provided.

    Optio employs it's own staff of consultants, systems analysts and technical personnel devoted to assisting customers in all phases of systems implementation, including evaluation, planning and design, customer-specific configuring of modules and on-site implementation or conversion from existing systems. In addition, Optio utilizes third party consultants, such as those from major systems integrators, to assist in certain implementations. During the year ended January 31, 2001, Optio outsourced approximately 65% of its consulting services efforts while maintaining a staff of 57 employees who primarily consist of consultants and project managers, but who also consist of implementations specialists and designers. Separately, 12 employees are training staff dedicated to internal, customer and partner training as well as to development of curriculum materials for training programs.

    MAINTENANCE. Optio offers a comprehensive maintenance program which provides customer telephone support as well as timely software upgrades offering increased functionality and technology advances that incorporate emerging e-business and other industry initiatives. Optio offers customer telephone support during normal business hours for 18% of the current software license fee per annum and 24 hour maintenance for 25% percent of the current software license fee per annum. As of January 31, 2001, a majority of Optio's customers had subscribed to the comprehensive maintenance support program.

TECHNOLOGY

    Optio's software architecture provides the foundation for us to develop new and innovative solutions and allows our applications to be easily adapted to new standards, protocols and platforms. This architecture enables us to interface and integrate with multiple operating systems, applications, business processes and data sources in a non-disruptive manner. Our architecture also maximizes the benefit of today's complex enterprise networking environments, including the Internet and e-business applications.

    Our Document Customization and Integration suites of products allow business rules to control not only the flow of information through the system but to dynamically change which business rules are executed based on the information itself. This provides users with a high degree of control over message transformation and routing as well as the automatic creation, formatting and delivery of information to and from systems and people on a global basis.

    The software contains components for: communicating with Optio's visual design software; collecting, transforming, and routing information from other enterprise application programs or databases; performing calculations and other types of data transformations; formatting the information into human-readable documents, e-business documents or database transactions; distributing information to a wide variety of digital destinations including web servers, fax servers, e-mail servers, alphanumeric pagers, printers, document archives and e-commerce application servers; maintaining and executing recipient specified rules for information notification and document delivery; and securely controlling the distribution and processing of information between multiple computers within the same network and over the Internet.

    Optio's software supports many industry standards for file, message and document formats, document delivery methods and data access from enterprise databases and other data sources. Optio's software also supports many of the proprietary formats for data, documents and information produced by the software of third parties with whom Optio has strategic relationships and other common enterprise application software vendors.

    For example, e-business documents may be generated as Electronic Data Interchange files or as any of the commercial standard formats and transformed to XML. Optio's XML support enables Optio's software to work with existing or future e-business applications.

TECHNICAL ADVANTAGES

    Optio's technology provides users with the following advantages:

    - TRANSPARENCY. Optio's technology works with the existing business processes of an enterprise and is transparent and non-intrusive to the user.

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

    - SCOPE OF SOLUTION. Optio's software ability to handle a wide variety of information sources, document formats and digital destinations, without requiring third party software.

    - SECURE INTERNET ARCHITECTURE. Optio's software utilizes a proprietary technology built on industry standards which allow our software to securely distribute and control the processing of information on the Internet.

SALES AND MARKETING

    During the year ended January 31, 2001, approximately 88% of Optio's software revenue was generated through Optio's direct sales force, while in prior years, Optio's internally generated sales approximated 80% of total software revenue. As of January 31, 2001, Optio had 85 domestic sales representatives and sales support staff, divided into teams that:

    - directly market to potential customers based on geographic regions in the Manufacturing, Retail and Distribution ("MRD") industry;

    - directly market to potential customers in the e-markets industry;

    - directly market to potential customers in the healthcare industry; and

    - sell to resellers and distributors.

    As of January 31, 2001, Optio's international sales organization, focused on Europe and the Asia Pacific region, was comprised of 10 sales representatives.

    Important resellers or distributors of Optio's products include Epicor Software Corporation, Software Solutions, Inc. and Phoenix Systems. Optio also benefits from sales referred to Optio under commercial relationships with J.D.Edwards, Oracle and McKesson HBOC. Optio plans to continue to invest prudently to hire and train professionals for its sales, support, services and marketing organizations.

STRATEGIC RELATIONSHIPS

    Optio has strategic relationships with third parties that help market, sell, implement, support and enhance Optio's solutions that include:

    RESELLER RELATIONSHIPS. Optio has relationships with approximately 70 resellers who market and resell Optio's software as a component of their own solutions and who provide software related education, implementation and customization services as well. These resellers have their own software solutions that typically address a specific market sector and they utilize Optio's software to enhance the functionality of their own solution. Optio's software may be sold along with their own solutions under the original Optio brand name or embedded within the reseller's software and relabeled with their own name. Because resellers who embed or include Optio's products within their solutions provide substantially all of the sales and marketing efforts and the initial support services with respect to this embedded software, they receive price discounts on Optio's software.

    IMPLEMENTATION RELATIONSHIPS. Optio has active relationships with 16 consulting organizations to provide value added services that assist customers in implementing Optio's software. Optio trains and tests these organizations' consultants to install and use Optio's software and certify them once they have demonstrated their proficiency in delivering complete solutions that meet the needs of the customers.

    REFERRAL RELATIONSHIPS. Optio has established relationships with over 15 partners including Baan and McKesson HBOC, as well as two new relationships with Broughton Systems and Profit Concepts, to refer prospects to Optio that may have an interest in licensing Optio's solution. As part of a defined process, Optio validates that it is not currently working with that prospect and if Optio secures a licensing agreement with that prospect within a fixed period of time, Optio will pay a referral compensation. Referral fees are typically in the range of 10-20% of the license fee. In addition, Optio has relationships with other referral partners for which no referral fee is paid, such as with KPMG Consulting and Cap Gemini Ernst & Young U.S. LLC. In the past, these referral relationships have resulted in approximately 6-9% of Optio's software license revenues and Optio expects that they will continue to do so in the foreseeable future.

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

CUSTOMERS

    Optio's customers consist of enterprises across a broad spectrum of industries, most specifically MRD, healthcare and e-markets. As of January 31, 2001, we licensed our products for use by more than 4,000 customers, which management believes makes Optio a leading provider of information customization, delivery and e-business infrastructure software relative to Optio's competitors.

    No single customer accounted for 10% or more of Optio's total revenue during the years ended January 31, 1999, 2000 or 2001.

COMPETITION

    The market for Optio's software and services is intensely competitive, quickly evolving and subject to rapid technological change. Management expects competition to intensify in the future. Optio's potential competitors vary in size and in the scope and breadth of the products and services offered. Our competitors fit into three separate areas. The first is custom software developers. The second is comprised of output management solutions from organizations such as JetForms, AFP Technology, Dazel, StreamServe, and Tivoli. The third is comprised of e-business enablement organizations such as Actuate Software, BottomLine Technology, Mercator, Quest Software, Tibco and webMethods.

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

    Optio protects its proprietary rights by relying on copyright, trade secret, trademark, confidentiality procedures and contractual provisions. Some of Optio's software, documentation and other written materials are protected under the federal copyright law. Optio has registered "Optio", as well as its product's names such as "e.ComIntegrate" as trademarks in the United States. Optio has used the "Optio" trademark in the European Economic Community since as early as 1997, but has not registered the mark there. During 1999, Optio was made aware of an EEC registration of the same mark which was filed after Optio began using the mark. Optio has also received notice from a company in the United Kingdom that has alleged it uses a similar "Optio" mark. No assurance can be given that

Optio will be able to register the "Optio" mark in these markets or that the existing EEC registration or United Kingdom use will not ultimately have an adverse affect on Optio's ability to use its "Optio" marks in those markets. Optio also relies on trade secret laws of the state of Georgia and the states in which it does business to protect its software designs and other proprietary information. In addition, non-disclosure agreements contained in employment contracts protect Optio's proprietary information from disclosure by current and former employees.

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

EMPLOYEES

    As of January 31, 2001, Optio had 350 employees. No employees are covered by any collective bargaining agreements. Optio considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES

    Optio's principal corporate offices are located in approximately 66,000 square feet at 3015 Windward Plaza, Windward Fairways II, Atlanta, Georgia. The term of this lease is through December 31, 2006. Offices are also located in Florida, California, France, Australia and the United Kingdom, providing us with an additional 34,000 square feet.

    Optio leases all of its properties with remaining terms between one and six years. Management believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

    Optio is from time to time involved in routine litigation incidental to the conduct of its business. Optio is not currently a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Optio and certain information about them are as follows:

NAME                                       AGE                            POSITION
----                                     --------   -----------------------------------------------------
C. Wayne Cape..........................     46      Chairman of the Board of Directors, Chief Executive
                                                    Officer and President
David Dunn-Rankin......................     42      Senior Vice President--Sales and Marketing
F. Barron Hughes.......................     43      Chief Financial Officer, Secretary and Treasurer
Daryl G. Hatton........................     39      Chief Technology Officer
Mark White.............................     39      Vice President--Information Systems

    C. WAYNE CAPE, the founder of Optio, has served as Chief Executive Officer and President of Optio since its inception in 1981. Mr. Cape became Chairman of the Board in September 1999. Prior to launching Optio, Mr. Cape was an employee at Digital Communication Associates from 1974 to 1981 where he served in a variety of technical, sales and regional sales management positions.

    DAVID DUNN-RANKIN has served as Senior Vice President--Sales and Marketing since December 2000 and has served as a Director of the Company since
October 1999. Prior to joining Optio as the Senior Vice President--Sales and Marketing, Mr. Dunn-Rankin served as President of ecIndX, Inc. Prior to accepting this position, he served as Chief Executive Officer for The UniLink Group, LLC from October 1997 until 2000. From June 1995 to September 1997, he served as partner at Bridges and Dunn-Rankin, a certified public accounting and consulting firm. Mr. Dunn-Rankin also serves on the board of directors for Sun Coast Media Group and Classic Real Estate Systems.

    F. BARRON HUGHES has served as Chief Financial Officer and Secretary of Optio since September 1994. Prior to joining Optio, Mr. Hughes served as Chief Financial Officer of Millennium Healthcare, Inc. from 1991 to September 1994 and served as Chief Financial Officer of HealthQuest, a subsidiary of HBO & Co., which provides health information solutions, from 1985 to 1991. Mr. Hughes is a Certified Public Accountant.

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

    MARK WHITE has served as Vice President of Information Systems for Optio since February 1998. From March 1993 to February 1998, Mr. White served as the Director of Development for Optio. From September 1990 to March 1993, Mr. White served as Vice President of Operations for Millard Wayne, Inc., a physician practice software company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    On December 15, 1999, Optio's common stock began trading on the Nasdaq National Market under the symbol "OPTO". Prior to such date, there was no established trading market for Optio's common stock. The initial public offering price per share of common stock was $10.00. On April 16, 2001, the closing price of the common stock on the Nasdaq National Market was $0.63. The following table reflects the range of high and low selling prices of Optio's common stock by quarter, for each quarter since Optio's initial public offering.

                                                              HIGH       LOW
                                                            --------   --------
Quarter Ended January 31, 2001............................  $ 2.875    $0.3125
Quarter Ended October 31, 2000............................  $ 4.625    $1.4375
Quarter Ended July 31, 2000...............................  $9.4688    $  4.25
Quarter Ended April 30, 2000..............................  $22.875    $ 5.125
Quarter Ended January 31, 2000 (since December 15,
  1999)...................................................  $ 29.25    $ 14.00

HOLDERS

    As of April 16, 2001, there were approximately 46 holders of record and approximately 6,300 beneficial owners of Optio's common stock.

DIVIDENDS

    Optio did not pay any dividends during the year ended January 31, 2001. Optio intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes and does not anticipate paying any cash dividends on its common stock for the foreseeable future.

                   CHANGES IN SECURITIES AND USE OF PROCEEDS

    On December 15, 1999, the Company commenced an initial public offering of its Common Stock. The net proceeds from the offering to the Company after deducting the discounts, commissions, fees and expenses were $47.0 million. Optio's periodic filings since the offering have included descriptions of prior uses of these proceeds. Pending use of the net proceeds, Optio has invested the funds in government money market funds and used them for general corporate purposes, including working capital. In December 2000, Optio loaned $400,000 in the form of a note receivable to a potential strategic investment company. Subsequent to January 31, 2001, this company filed for bankruptcy and the $400,000 was fully reserved as uncollectible. Other than the investment of $2.1 million in ecIndX, Inc., a company in which David Dunn-Rankin, a director of Optio, has an equity interest, none of the foregoing or previously disclosed uses of proceeds constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth the selected historical financial data of Optio Software, Inc. The selected financial data should be read together with the financial statements and related notes and the section of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and

Results of Operations." The selected financial data as of and for the years ended January 31, 1997, 1998, 1999, 2000, and 2001 have been derived from the audited financial statements of Optio.

                                                              YEARS ENDED JANUARY 31,
                                                ----------------------------------------------------
                                                  1997       1998       1999       2000       2001
                                                --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA (IN THOUSANDS):
Revenue:
    License fees..............................  $ 5,802    $ 9,150    $12,014    $17,114    $ 15,980
    Services, maintenance and other...........    3,200      4,419      7,525     15,719      20,850
                                                -------    -------    -------    -------    --------
        Total revenue.........................    9,002     13,569     19,539     32,833      36,830
Costs of revenue:
    License fees..............................      642      1,088        913        980         917
    Services, maintenance and other...........    1,814      2,214      4,089      7,997      14,209
                                                -------    -------    -------    -------    --------
        Total cost of revenue.................    2,456      3,302      5,002      8,977      15,126
Gross profit..................................    6,546     10,267     14,537     23,856      21,704
Operating expenses:
    Sales and marketing.......................    3,674      5,901      7,534     11,863      17,611
    Research and development..................      891      1,551      2,530      3,559       5,495
    General and administrative................    1,143      1,886      2,884      3,848       6,584
    Depreciation and amortization.............      144        806        941      1,227       7,318
                                                -------    -------    -------    -------    --------
        Total operating expenses..............    5,852     10,144     13,889     20,497      37,008
Income from operations........................      694        123        648      3,359     (15,304)
Other income (expense):
    Interest income...........................       71         32        104        363         973
    Interest expense..........................      (42)       (77)      (257)      (120)       (480)
    Other.....................................       --          8        (46)        (9)         42
                                                -------    -------    -------    -------    --------
Income before income taxes....................      723         86        449      3,593     (14,769)
Income tax expense............................      304         64         99      1,601         339
                                                -------    -------    -------    -------    --------
Net income....................................  $   419    $    22    $   350    $ 1,992    $(15,108)
                                                =======    =======    =======    =======    ========
Net income per share--basic...................  $  0.03    $  0.00    $  0.03    $  0.16    $  (0.86)
Net income per share--diluted.................  $  0.03    $  0.00    $  0.02    $  0.10    $  (0.86)
Weighted average shares outstanding--basic....   12,380     12,891     12,825     12,586      17,475
Weighted average shares outstanding --
  diluted.....................................   15,478     16,424     17,305     20,442      17,475

                                                                   AT JANUARY 31,
                                                ----------------------------------------------------
                                                  1997       1998       1999       2000       2001
                                                --------   --------   --------   --------   --------
BALANCE SHEET DATA (IN THOUSANDS):
Cash and cash equivalents.....................  $ 1,646    $ 1,507    $ 1,129    $46,826    $  8,748
Working capital (deficiency)..................      880       (152)    (1,650)    45,948       9,837
Total assets..................................    4,905      6,978     10,738     60,642      55,838
Long-term obligations.........................      292        246      1,208         38       8,261
Stockholders' equity..........................    1,320      1,624          9     48,999      35,047

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the financial statements and related notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in the report.

OVERVIEW

    Optio Software, Inc. is engaged primarily in the development, sale and support of document customization and e-business infrastructure software to companies located principally in the United States, Europe and Australia. For most of Optio's operating history, its primary business consisted of providing software and services that addressed organizations' needs for customized information delivered via print, fax and e-mail to users of enterprise and healthcare applications. During fiscal year 2000, Optio began expanding its business plan to develop new software and services that would help its customers move from paper-intensive commerce to e-business.

    In June 1999, Optio tested its first e-business product, Optio e.ComPresent, which was then released in September 1999. In March 2000, Optio announced the initial release of its e.ComIntegrate-TM- product, which provides organizations with the ability to conduct business-to-business e-commerce and participate in e-marketplaces through the creation, transformation and exchange of XML documents. In April 2000, Optio announced e.ComPayments-TM-, the third product offering in its e.ComSeries-TM-. Optio e.ComPayments represents Optio's full-scale payment platform providing comprehensive support for electronic and traditional payments. Finally, with the purchase of Muscato Corporation in March 2000, Optio added e.ComEngine, which provides trading partner management, data routing, translation and transaction management for enterprises desiring to integrate data intra-and inter-enterprise.

    Optio markets and sells its software and services throughout the United States, Europe, and the Asian Pacific through its direct sales force and certified resellers. As of January 31, 2001, Optio had 95 sales and sales support personnel and approximately 70 resellers. Optio also offers consulting services, which provide customers with implementation assistance and training. Optio outsources approximately 65% of its consulting services work to certified consulting partners. As of January 31, 2001, Optio had over 4,000 customers worldwide using Optio's software and services. No single customer accounted for 10% or more of Optio's revenue for the years ended January 31, 1999, 2000, or 2001.

    Optio's growth has, in part, been supplemented by acquisitions. On
August 26, 1998 Optio acquired the stock of Competence Software Europe S.A., which prior to the acquisition was a distributor of Optio's software. This acquisition provided us entry into European markets and became Optio's wholly-owned subsidiary, Optio Software, Europe S.A. ("Optio Europe"). In November 1998, Optio Europe expanded by founding a wholly subsidiary in the United Kingdom known as Optio Software, UK Pvt. Limited. In May 1999, Optio entered the Asia Pacific market by establishing a subsidiary in Australia, Optio Software, Asia Pacific. By opening these offices and acquiring Competence Software Europe, S.A., Optio further enhanced its presence in the worldwide marketplace. Now, in addition to operations in the United States, Optio operates three international offices involved in the direct sales, marketing and support activities of Optio products throughout France, Germany, the United Kingdom, Australia, Japan, Singapore and other countries.

    In March 2000, Optio purchased Muscato Corporation, located in Orlando, Florida, providing Optio with a new business-to-business infrastructure software and technology, e.ComEngine. Although Muscato Corporation remains a wholly-owned subsidiary, it has been fully incorporated into the sales and support of not only Muscato Corporation's former products, but all of Optio's existing products as well.

    The acquisitions of Muscato Corporation and Competence Software Europe, S.A. were both accounted for as purchase transactions and thus, their results are reflected after their respective acquisition dates. The goodwill and other intangibles associated with these acquisitions are being amortized over periods of two to five years.

    REVENUE RECOGNITION. Optio derives its revenue from the sales of software licenses, services and maintenance. Revenue for license fees is typically recognized on delivery of our software when: Optio has a signed, noncancellable license agreement with the customer; the license fee is fixed and determinable; Optio can objectively allocate the total fee among all elements of the arrangement; and the collection of the license fee is probable. With the introduction of e.ComEngine, some contracts may require significant production, modification or customization. Revenue on these contracts is recognized on a percentage of completion basis using actual costs incurred as a percentage of expected total costs.

    Monthly application service provider fees are consideration for access to the application software hosted and maintained on the Company's or customer's servers and are recognized monthly as services are provided.

    Revenue from services, maintenance and other includes fees for consulting, implementation, training and technical support. Optio recognizes revenue from services as they are performed. Revenue from maintenance is recognized ratably over the term of the contract with the customer, typically one year.

    COSTS OF REVENUE. Costs of revenue from license fees consist of costs relating to the manufacturing, packaging and distribution of software and related documentation and third party license and referral fees. Costs of revenue from services, maintenance and other consists of personnel, outsourced consultants and direct expenses relating to the cost of providing consulting, implementation, training, technical support and allocable overhead. Costs of revenue from services will vary depending on the mix of services Optio provides among consulting, implementation, training and support.

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

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. Optio recorded deferred compensation of $373,000 during the year ended January 31, 2000 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value of Optio's common shares on the date of grant. Optio is amortizing this amount over the period in which the options vest, generally three to four years. Optio recognized $89,000 and $77,000 in compensation expense in the years ended January 31, 2001 and 2000, respectively, and currently expects to recognize $39,000 and $15,000 in the years ending January 31, 2002 and 2003, respectively.

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

                                                                        YEAR ENDED
                                                                       JANUARY 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Revenue:
  License fees..............................................     61%        52%        43%
  Services, maintenance and other...........................     39         48         57
                                                                ---        ---        ---
    Total revenue...........................................    100        100        100
                                                                ===        ===        ===
Costs of revenue:
  License fees..............................................      5          3          2
  Services, maintenance and other...........................     21         24         39
                                                                ---        ---        ---
    Total cost of revenue...................................     26         27         41
                                                                ---        ---        ---
Gross profit................................................     74         73         59
Operating expenses:
  Sales and marketing.......................................     38         36         47
  Research and development..................................     13         11         15
  General and administrative................................     15         12         18
  Depreciation and amortization.............................      5          4         20
                                                                ---        ---        ---
    Total operating expenses................................     71         63        100
                                                                ---        ---        ---
Income from operations......................................      3         10        (41)
Interest and other income...................................     (1)         1          1
                                                                ---        ---        ---
Income before income taxes..................................      2         11        (40)
Income taxes................................................     --          5          1
                                                                ---        ---        ---
Net income..................................................      2%         6%       (41)%
                                                                ===        ===        ===

    Total revenue increased 12% to $36.8 million in 2001 from $32.8 million in 2000 and 68% to $32.8 million in 2000 from $19.5 million in 1999.

    Optio's foreign operations generated revenue from licenses and services to customers of $3.9 million in the year ended January 31, 2001, representing 11% of total revenue compared to revenue of $4.2 million in the year ended
January 31, 2000, representing 13% of total revenue.

    License fee revenue decreased 7% to $16.0 million in 2001 from $17.1 million in 2000, however it increased 43% to $17.1 million in 2000 from $12.0 million in 1999.

    License fee revenue decreased from 2000 to 2001 due to the following factors:

    - The primary contributing factor to the decrease in revenues was re-staffing of Optio's sales organization. As Optio continues to build its e-business products, a more technical, more solutions-based sales organization is needed. Optio had difficulty integrating the sales efforts for the new e.ComSeries of products with the existing distributed output management ("DOM") products. As a result, Optio experienced significant turnover as some sales personnel could not make the transition to the e-business market. Optio determined that the sales department was not properly structured in light of the changes that were taking place in the Enterprise Resource Planning ("ERP") marketplace. To move into the business-to-business integration space, Optio determined that a geographically aligned sales force, as opposed to an ERP aligned sales force, would be better suited for the market;

    - Optio's referral business followed the ERP market, which was down significantly from the explosive growth that occurred in 1999. In response, in August 2000, Optio initiated its geographically aligned sales model and began to re-staff the sales organization to allow the sales people to be nearer to the customer base that they would pursue. As a result of the turnover and of the restructuring of the sales organization, revenues declined;

    - Optio's core product sales suffered due to a market shift in product requirements from DOM systems to e-business projects;

    - These factors were slightly offset by the fact that Muscato Corporation and TransLink Solution Corporation's revenues were included subsequent to their acquisition dates. However, the introduction of Muscato Corporation's products to Optio's sales force created confusion of sales focus and execution, causing sales of Optio's core products to suffer.

    - Despite the decline in license fee revenue, Optio's average selling price began to rise, particularly with the introduction of its e-business products such as e.ComEngine.

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

    - Optio's growth in the European market; and

    - Optio's expansion into the Asian Pacific market in May 1999.

    Revenue from services, maintenance and other increased 33% to $20.9 million in 2001 from $15.7 million in 2000 and 109% to $15.7 million in 2000 from $7.5 million in 1999. While license revenue decreased during the year ended January 31, 2001, services, maintenance and other increased due to the following factors:

    - Maintenance revenue increased $4.0 million, or 81% due to the growth in Optio's customer base;

    - the introduction of approximately $500,000 in processing fee revenue to Optio's revenue stream resulting from the purchase of TransLink Solutions Corporation. Optio now provides application service provider (ASP) hosting of e.ComEngine for which a monthly fee is charged;

    - the sale of hardware related to a specific contract of approximately $350,000 in the three months ended July 31, 2000;

    - the acquisition of Muscato Corporation and TransLink Solutions Corporation, contributing revenue subsequent to their acquisition dates of over $1.0 million; partially offset by

    - a slight decline in services to implement Optio's core product's service revenue due to the associated slowing sales.

    The increase in revenues from service, maintenance and other during the year ended January 31, 2000 was due to increased sales of software licenses to Optio's customers resulting in increased implementation, training, and technical support of those products.

    License fee revenue constituted 43%, 52%, and 61% of total revenue in 2001, 2000, and 1999, respectively. Services and other revenue constituted 31%, 33%, and 19% of total revenue in 2001, 2000 and 1999, respectively. Maintenance revenue constituted 24%, 15%, and 19% of total revenue in 2001,

2000, and 1999, respectively. The fiscal year 2001 sales mix shifted towards maintenance revenue as Optio's customer base grew, yet license fees declined and services revenue remained stable during the year. The sales mix shift towards services revenue during the year ended January 31, 2000 was due to an increased focus by management on the marketing of services to Optio's customers who had purchased software licenses as an additional source of revenue. In addition, as Optio's products became more sophisticated, additional consulting services and training was required, thus increasing services revenue as a percentage of total revenue.

COSTS OF REVENUE

    Costs of revenue from license fees decreased 6% to $917,000 in 2001 from $980,000 in 2000 and increased 7% to $980,000 in 2000 from $913,000 in 1999. The decrease in costs of revenue from license fees in 2001 was primarily the result of a decrease in sales through independent agents and thus, a decrease in independent agent fees. These fees decreased from $718,000 in 2000 to $446,000 in 2001. This was offset by an increase in royalties paid for inclusion of others' products within Optio's products. The increase in costs of revenue from license fees in 2000 was the result of increased referral fees paid to third party vendors associated with the increase in license revenue. These fees increased to $718,000 in 2000 from $602,000 in 1999. Costs of revenue from license fees represented 6% of total license revenue in 2001, 6% in 2000, and 8% in 1999.

    Costs of revenue from services and maintenance increased 78% to $14.2 million in 2001 from $8.0 million in 2000 and 96% to $8.0 million in 2000 from $4.1 million in 1999. The increase in 2001 was due to the following factors:

    - an emphasis on customer satisfaction that has resulted in increased headcount in the project management and implementation areas;

    - increased training and mentoring of subcontracted consulting solution providers;

    - the costs associated with holding training classes at various locations in the United States; and

    - a significant increase in the use of subcontractors during 2001, which typically provide a slightly lower gross margin.

    The increase during 2000 was due to improved training and scheduling of internal staff and an increase in the number of personnel providing consulting, training and technical support to customers, both directly and via subcontract, in an effort to fulfill the obligations associated with the increased services and maintenance revenue over these periods. Costs of revenue from services and maintenance represented 68%, 51%, and 54% of total service and maintenance revenue in 2001, 2000 and 1999, respectively.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses increased 48% to $17.6 million in 2001 from $11.9 million in 2000 and 58% to $11.9 million in 2000 from $7.5 million in 1999. The increase was primarily due to additional hiring to support Optio's expansion of both its North American and international operations and Optio's expansion of its product base to include Optio's e.ComSeries. In August 2000, Optio re-aligned its sales force into geographical territories as opposed to ERP related alignments and thus expanded it's sales force from 64 in 2000 to 95 in 2001. In addition, Optio hosted its first annual Users Group Conference, adding an additional $350,000 to sales and marketing expenses. The associated headcount in sales and marketing was 111, 76, and 60 for the years 2001, 2000 and 1999, respectively. Sales and marketing expenses represented 47% of total revenue in 2001, 36% in 2000, and 38% in 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 54% to $5.5 million in 2001 from $3.6 million in 2000 and 41% to $3.6 million in 2000 from $2.5 million in 1999. The growth in research and development expenses was due to additional hiring of research and development personnel to assist in the development of Optio's e.ComSeries of products and other e-business development efforts in 2000 and 2001. In addition, Optio added approximately 17 research and development staff with the acquisition of Muscato Corporation, which now assist in the continued development of e.ComEngine, as well as the other e.ComSeries of products. The research and development staff totaled 53 at January 31, 2001 and 35 at January 31, 2000. Research and development expenses represented 15%, 11%, and 13% of total revenue in 2001, 2000 and 1999, respectively.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 71% to $6.6 million in 2001 from $3.8 million in 2000 and increased 33% to $3.8 million in 2000 from $2.9 million in 1999. The increase in general and administrative expenses was the result of a) increased costs associated with the growth of Optio's business during these periods, including increased hiring of administrative personnel and increased expenses related to being a public company, b) the inclusion of expenses of Muscato Corporation subsequent to its acquisition date of March 2000, and c) an increase in bad debt expense of $1.0 million from 2001 to 2000, resulting primarily from the write off of a $400,000 receivable from a potential strategic investment which subsequently filed for bankruptcy. General and administrative expenses represented 18%, 12%, and 15% of total revenue in 2001, 2000 and 1999, respectively.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 496% to $7.3 million in 2001 from $1.2 million in 2000 and increased 30% to $1.2 million in 2000 from $941,000 in 1999. The increase in 2001 was principally due to the amortization of the intangible assets related with the Muscato Corporation and TransLink Solutions Corporation purchases in
March 2000. The amortization expense related to these acquisitions was $6.0 million. The increase in 2000 was the result of an increase of $94,000 in the amortization of intangible assets from acquisitions and an increase of $192,000 in depreciation due to increased capital expenditures. Depreciation and amortization expenses represented 20%, 4%, and 5% of total revenue in 2001, 2000 and 1999, respectively.

INTEREST AND OTHER INCOME (LOSS)

    Interest and other income increased to $535,000 in 2001 from $234,000 in 2000 and increased to income of $234,000 in 2000 from a loss of $199,000 in 1999. The increase in 2001 was the result of the increased interest income resulting from the investment of the remaining net proceeds of Optio's initial public offering in December 1999. This income was offset by interest expense associated with the $8.0 million note payable to the former owners of Muscato Corporation. The increase in 2000 was due to a combination of increased interest income resulting from the investment of the $47.0 million net proceeds of Optio's initial public offering in December 1999 and a decrease in interest expense due to the pay-off of notes payable to related parties with the proceeds of the initial public offering.

INCOME TAXES

    Income tax expense decreased 79% to $339,000 in 2001 from $1.6 million in 2000 and increased 1,517% to $1.6 million in 2000 from $99,000 in 1999.

    Despite Optio's consolidated loss for fiscal year 2001, Optio's European operations had a profit, accounting for the income tax expense for the year, and the majority of the U.S. tax benefit recorded in 2001 related to stock option activity and was recorded in equity and not income tax benefit. For fiscal year 2000, the effective tax rate was 45%. The costs related to the expansion into the Asian Pacific market were non-deductible, which was the primary contributing factor to the 45% tax rate for fiscal year 2000. The 22% effective tax rate for fiscal 1999 is principally the result of the benefit of a relatively high level of research and development credits compared to the level of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 2001 and 2000 Optio had $8.7 million and $46.8 million, respectively, of cash and cash equivalents.

    The following table sets forth certain selected statements of cash flow information for the periods presented:

                                                                 YEAR ENDED JANUARY 31,
                                                        ----------------------------------------
                                                           1999          2000           2001
                                                        -----------   -----------   ------------
Net cash provided by (used in) operations.............  $ 3,062,000   $ 1,847,000   $ (8,730,000)
Net cash used in investing activities.................   (1,451,000)   (1,196,000)   (29,134,000)
Net cash provided by (used in) financing activities...   (2,022,000)   45,037,000        (16,000)
    Net increase (decrease) in cash and cash
      Equivalents.....................................     (378,000)   45,697,000    (38,078,000)

    Cash used in operating activities for 2001 resulted primarily from the net loss of $15.1 million, offset by non-cash charges of $9.8 million, including depreciation and amortization of $7.3 million and the tax benefit of stock options exercised of $1.2 million, and changes in working capital which resulted in a $3.4 million use of cash. The major components of such working capital changes were a $1.8 million decrease in accrued expenses, including those assumed in the Muscato acquisition, and a $1.5 million change from income taxes payable to income taxes receivable. Cash provided by operating activities for 2000 resulted primarily from net income of $2.0 million, non-cash charges of $1.1 million, and changes in working capital which resulted in a $1.7 million use of cash. The major components of such working capital changes were an increase in accrued expenses of $1.1 million, reduced by an increase in accounts receivable of $4.1 million. The increase in accrued expenses and accounts payable is primarily the result of significant growth in the volume of sales and related business expenses. For the year ended January 31, 1999, Optio generated net income of $350,000. Combined with the adjustments to reconcile net income to cash of $1.8 million, the effect of an increase in accounts receivable of $2.6 million and an increase in deferred revenue of $3.1 million, operating activities added $3.0 million to cash flows. Accounts receivable increased as a result of the revenue increase from 1998 to 1999. Deferred revenue increased as a result of increased service revenue and the timing of these consulting projects in progress at January 31, 1999, and an increase in the number of customers on maintenance agreements.

    Cash used in investing activities for 2001 represented $1.5 million in purchases of property and equipment, $2.2 million paid for a strategic investment in ecIndX, Inc., and $25.0 million paid for the acquisition of Muscato Corporation and TransLink Solutions Corporation. Investing activities during 2000 consisted primarily of the purchase of approximately $1.1 million of property and equipment. Investing activities for 1999 included the purchase of $571,000 of fixed assets in the ordinary course of business and advances to a related party of $525,000.

    Cash flows used in financing activities for 2001 included payments of $275,000 on debt and capital leases, offset by proceeds received of $259,000 for the exercise of stock options. Cash flows from financing activities for 2000 included proceeds of approximately $47.0 million from Optio's initial public offering in December 1999, netted with payments of approximately $1.9 million of Optio's debt. Cash used in financing activities for 1999 represented payments of $2.0 million for notes payable to related parties and capital leases.

    As of January 31, 2001, Optio had notes payable of $8,053,000, of which $53,000 is payable upon demand and $8,000,000 is payable in March 2030. Optio also had a $10.0 million line of credit arrangement with First Union National Bank, which was terminated effective March 29, 2001. As of

January 31, 2001, Optio was not in compliance with the required financial ratios under the First Union line of credit and was, therefore, in default. There were no borrowings outstanding under the line.

    On March 29, 2001, Optio entered into a new line of credit agreement with Branch Banking and Trust Company for a $5,000,000 line of credit. The line of credit bears interest at prime rate plus 0.50% and is collateralized by accounts receivable, equipment, general intangibles and other assets as defined in the agreement. Optio may borrow up to the lesser of $5,000,000 or 70% of Optio's eligible receivables, as defined in the agreement. The agreement contains various covenants, including tangible net worth and EBITDA (earnings before interest, taxes, depreciation, and amortization) requirements and restrictions on dividends. There have been no borrowings under the line of credit.

    Management believes that the existing cash and cash equivalents, together with the new line of credit, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. We may attempt to raise additional funds through equity or debt financing. There can be no assurance that we will be able to raise additional funds on favorable terms, or at all.

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1998, the AICPA issued Statement of Position 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, which delayed for one year the effective date of the provisions within SOP 97-2 that set forth the definition of "vendor-specific objective evidence" of fair value. In December 1998, the AICPA issued Statement of Position 98-9 ("SOP 98-9"), MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. SOP 98-9 extended the effective date to apply the definition of "vendor-specific objective fair evidence" of fair value under SOP 97-2 through fiscal years beginning on or before March 15, 1999 and introduced the requirement to recognize revenue using the "residual method" to value delivered elements of multiple-element contracts under certain circumstances. The provisions of SOP 98-9, which were adopted by the Company effective February 1, 2000, did not have a material effect on the Company's financial position or results of operations.

    In 1998, the AICPA issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPMENT OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). The Company adopted SOP 98-1 effective February 1, 1999. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

    In 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. SFAS No. 133 is effective for the Company's fiscal year beginning February 1, 2001. Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

    On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, or SAB 101. SAB 101 summarizes specific areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that its current revenue recognition principles comply with SAB 101.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Index to Financial Statements on page F-1. The supplementary data is included in Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference to the Registrant's Definitive Proxy Statement on
Schedule 14A to be filed not more than 120 days after the year ended
January 31, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1)      Financial Statements--see index on Page F-1 herein.

    (a)(2) Schedule II--Valuation and Qualifying Accounts--See page F-26 herein.

                Other financial statements and schedules are not presented because they are either not required or the information required by statements or schedules is presented elsewhere.

    (a)(3)      The exhibits filed as part of this Report as required by
                Item 601 of Regulation S-K are included in the Index to Exhibits included elsewhere in this report.

    (b)         Reports on Form 8-K.

                None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May, 2001.

                                                       OPTIO SOFTWARE, INC.

                                                       By:              /s/ C. WAYNE CAPE
                                                            -----------------------------------------
                                                                          C. Wayne Cape
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----
                  /s/ C. WAYNE CAPE                    Chairman of the Board and Chief
     -------------------------------------------         Executive Officer (Principal      May 1, 2001
                    C. Wayne Cape                        Executive Officer)

                /s/ F. BARRON HUGHES                   Chief Financial Officer and
     -------------------------------------------         Secretary (Principal Financial    May 1, 2001
                  F. Barron Hughes                       and Accounting Officer)

                 /s/ MITCHEL LASKEY                    Director
     -------------------------------------------                                           May 1, 2001
                   Mitchel Laskey

                /s/ DAVID DUNN-RANKIN                  Director
     -------------------------------------------                                           May 1, 2001
                  David Dunn-Rankin

                  /s/ JAMES FELCYN                     Director
     -------------------------------------------                                           May 1, 2001
                    James Felcyn

                               INDEX TO EXHIBITS

       EXHIBIT          DESCRIPTION
       -------          -----------
      1.1**             Form of Underwriting Agreement.
      2.1***(1)         Stock Purchase Agreement dated as of March 27, 2000, by and among Optio Software, Inc., Muscato Corporation, the
                        Shareholders of Muscato Corporation, Michael A. Muscato and
                        Nicholas Muscato.
      2.2***(2)         Asset Purchase Agreement dated as of March 27, 2000, by and among Optio Software, Inc., TransLink Solutions Corporation, the Shareholders of TransLink Solutions Corporation, Michael
                        A. Muscato and Nicholas Muscato.
      2.3***(3)         Promissory Note dated March 27, 2000 in the amount of
                        $4,000,000 issued by the Company to Michael Muscato.
      2.4***(4)         Promissory Note dated March 27, 2000 in the amount of
                        $2,000,000 issued by the Company to Nicholas Muscato.
      2.5***(5)         Promissory Note dated March 27, 2000 in the amount of
                        $2,000,000 issued by the Company to Brian Newton.
      3.1**             Amended and Restated Articles of Incorporation of the
                        Registrant.
      3.2**             Amended and Restated Bylaws of the Registrant.
      4.1**             See Exhibits 3.1 and 3.2 for provisions of the Amended and
                        Restated Articles of Incorporation and Amended and Restated
                        Bylaws of the Registrant defining rights of the holders of
                        Common Stock of the Registrant.
      4.2**             Specimen Stock Certificate.
      5.1**             Opinion of Morris, Manning & Martin, L.L.P.
     10.1**             Optio Software, Inc. Stock Incentive Plan dated as of
                        January 1, 1997.
     10.2**             Optio Software, Inc. Outside Director Stock Option Plan
                        dated as of October 13, 1999.
     10.3**             Lease Agreement by and between Weeks Realty, L.P. and
                        X-Point Corporation dated March 18, 1996.
     10.4**             Sublease Agreement by and between HBO & Company and Optio
                        Software, Inc. dated March 22, 1999.
     10.5**             Promissory note by and between Optio Software, Inc. and
                        Premier Lending Corporation dated January 31, 1999.
     10.6**             Equipment Security Agreement by and between Optio Software,
                        Inc. and Premier Lending Corporation dated January 31, 1999.
     10.7**             Security Agreement by and between Optio Software, Inc. and
                        Premier Lending Corporation dated January 31, 1999.
     10.8**             Guaranty Agreement by and between Optio Software, Inc. and
                        Premier Lending Corporation dated January 31, 1999.
     10.9**             Promissory note by and between Optio Software, Inc. and
                        David Dunn-Rankin dated October 13, 1999.
     10.10**            Stock Option Pledge and Security Agreement by and between
                        Optio Software, Inc. and David Dunn-Rankin dated October 13,
                        1999.
     10.11**            Promissory Note by and between Optio Software, Inc. and C.
                        Wayne Cape dated December 31, 1998.
     10.12***(6)        Credit Agreement dated as of April 14, 2000, by and among
                        Optio Software, Inc., as Borrower, and First Union Nation
                        Bank, as Lender.
     10.13***(7)        Form of Option Grant Agreement prior to adoption of the
                        Optio Software, Inc. Stock Incentive Plan
     10.14***(8)        Amendment to Credit Agreement dated as of April 14, 2000, by and among Optio Software, Inc., as Borrow, and First Union
                        National Bank, as Lender

     10.15              Loan and Security Agreement, dated as of March 29, 2001, by and between Optio Software, Inc., as Borrower and Branch
                        Banking and Trust Company, as Lender.
     10.16              Revolving Credit Promissory Note by and between Optio
                        Software, Inc. and Branch Banking and Trust Company dated
                        March 29, 2001.
     21.1**             List of Subsidiaries
     23.1               Consent of Ernst & Young LLP
     23.2**             Consent of Morris, Manning & Martin (included in Exhibit
                        5.1).
     24.1**             Powers of Attorney (included on signature page).
     99.1**             Consent of James J. Felcyn, Jr.
     99.2**             Consent of Port Huron Hospital.
     99.3**             Consent of Schlumberger, Ltd.
     99.4**             Consent of The Home Depot, Inc.
     99.5**             Consent of AMR Research, Inc.
     99.6**             Consent of International Data Corporation.
     99.7**             Press Release concerning the Acquisition of Muscato
                        Corporation and Translink Solutions Corporation.
     99.8               Safe Harbor Compliance Statement for Forward-Looking
                        Statements

------------------------

** Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-89181) filed with the Commission on October 15, 1999, as amended and incorporated herein by Reference.

***(1) Incorporated by Reference to Exhibit 2.1 to the Company's Form 8-K, dated
       March 27, 2000, filed on April 10, 2000.

***(2) Incorporated by Reference to Exhibit 2.2 to the Company's Form 8-K, dated
       March 27, 2000, filed on April 10, 2000.

***(3) Incorporated by Reference to Exhibit 2.3 to the Company's Form 8-K, dated
       March 27, 2000, filed on April 10, 2000.

***(4) Incorporated by Reference to Exhibit 2.4 to the Company's Form 8-K, dated
       March 27, 2000, filed on April 10, 2000.

***(5) Incorporated by Reference to Exhibit 2.5 to the Company's Form 8-K, dated
       March 27, 2000, filed on April 10, 2000.

***(6) Incorporated by Reference to Exhibit 10.12 to the Company's Annual Report for the period ended January 31, 2000, filed on April 28, 2000.

***(7) Incorporated by Reference to Exhibit 10.3 to the Company's Form S-8, dated June 9, 2000, filed on June 9, 2000.

***(8) Incorporated by Reference to Exhibit 10.1 to the Company's Quarterly
       Report for the period ended October 31, 2000, filed on December 15, 2000.

                              OPTIO SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                               NUMBER
                                                              --------
Report of Independent Auditors..............................    F-2
Consolidated Balance Sheets as of January 31, 2000 and
  2001......................................................    F-3
Consolidated Statements of Operations for the years ended
  January 31, 1999, 2000, and 2001..........................    F-4
Consolidated Statements of Shareholders' Equity for the
  years ended January 31, 1999, 2000, and 2001..............    F-5
Consolidated Statements of Cash Flows for the years ended
  January 31, 1999, 2000 and 2001...........................    F-6
Notes to Consolidated Financial Statements..................    F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Optio Software, Inc.

    We have audited the accompanying consolidated balance sheets of Optio Software, Inc. as of January 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optio
Software, Inc. at January 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Atlanta, Georgia
March 7, 2001, except for Note 17, as to which the date is March 29, 2001

                              OPTIO SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     JANUARY 31,
                                                              --------------------------
                                                                 2000           2001
                                                              -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $46,826,000   $  8,748,000
  Marketable securities.....................................      386,000        339,000
  Accounts receivable, less allowance for doubtful accounts
    of $286,000 and $823,000, respectively..................    9,268,000      9,962,000
  Prepaid expenses and other current assets.................      670,000      1,225,000
  Notes receivable from related party.......................           --        600,000
  Income taxes receivable...................................           --      1,415,000
  Deferred income taxes.....................................      229,000             --
                                                              -----------   ------------
Total current assets........................................   57,379,000     22,289,000
Property and equipment:
  Property and equipment....................................    2,990,000      4,998,000
  Accumulated depreciation..................................   (1,472,000)    (2,342,000)
                                                              -----------   ------------
                                                                1,518,000      2,656,000

Other assets:
  Notes receivable from related party.......................      600,000             --
  Note receivable and advances to shareholders..............      120,000        123,000
  Investment in ecIndX......................................           --      2,209,000
  Deferred income taxes.....................................      495,000             --
  Goodwill related to acquisitions, net of accumulated
    amortization of $101,000 and $5,382,000, respectively...      325,000     26,674,000
  Other intangible assets, net of accumulated amortization
    of $75,000 and $953,000, respectively...................       75,000      1,762,000
  Other.....................................................      130,000        125,000
                                                              -----------   ------------
Total assets................................................  $60,642,000   $ 55,838,000
                                                              ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,388,000   $  2,682,000
  Accrued expenses..........................................    2,986,000      2,623,000
  Income taxes payable......................................      452,000             --
  Current portion of notes payable to related parties.......      228,000         53,000
  Current portion of capital lease obligations..............       45,000        125,000
  Deferred revenue..........................................    6,332,000      6,969,000
                                                              -----------   ------------
Total current liabilities...................................   11,431,000     12,452,000
Capital lease obligations, less current portion.............       38,000        261,000
Notes payable to related parties, less current portion......           --      8,000,000
Deferred revenue............................................      174,000         78,000
Shareholders' equity:
  Preferred stock, no par value; 20,000,000 shares
    authorized, none issued or outstanding..................           --             --
  Common stock, no par value: 100,000,000 shares authorized;
    17,133,640 and 17,641,032 shares issued and outstanding,
    respectively............................................   48,362,000     49,557,000
  Retained earnings (accumulated deficit)...................      921,000    (14,187,000)
  Accumulated other comprehensive income (loss).............       12,000       (266,000)
  Unamortized stock compensation............................     (296,000)       (57,000)
                                                              -----------   ------------
Total shareholders' equity..................................   48,999,000     35,047,000
                                                              -----------   ------------
Total liabilities and shareholders' equity..................  $60,642,000   $ 55,838,000
                                                              ===========   ============

                            SEE ACCOMPANYING NOTES.

                              OPTIO SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JANUARY 31,
                                                        ----------------------------------------
                                                           1999          2000           2001
                                                        -----------   -----------   ------------
Revenue:
  License fees........................................  $12,014,000   $17,114,000   $ 15,980,000
  Services, maintenance, and other....................    7,525,000    15,719,000     20,850,000
                                                        -----------   -----------   ------------
                                                         19,539,000    32,833,000     36,830,000

Cost of revenue:
  License fees........................................      913,000       980,000        917,000
  Services, maintenance, and other....................    4,089,000     7,997,000     14,209,000
                                                        -----------   -----------   ------------
                                                          5,002,000     8,977,000     15,126,000
                                                        -----------   -----------   ------------
                                                         14,537,000    23,856,000     21,704,000

Operating expenses:
  Sales and marketing.................................    7,534,000    11,863,000     17,611,000
  Research and development............................    2,530,000     3,559,000      5,495,000
  General and administrative..........................    2,884,000     3,848,000      6,584,000
  Depreciation and amortization.......................      941,000     1,227,000      7,318,000
                                                        -----------   -----------   ------------
                                                         13,889,000    20,497,000     37,008,000
                                                        -----------   -----------   ------------
Income (loss) from operations.........................      648,000     3,359,000    (15,304,000)

Other income (expense):
  Interest income.....................................      104,000       363,000        973,000
  Interest expense....................................     (257,000)     (120,000)      (480,000)
  Other...............................................      (46,000)       (9,000)        42,000
                                                        -----------   -----------   ------------
                                                           (199,000)      234,000        535,000
                                                        -----------   -----------   ------------
Income (loss) before income taxes.....................      449,000     3,593,000    (14,769,000)
Income tax expense....................................       99,000     1,601,000        339,000
                                                        ===========   ===========   ============
Net income (loss).....................................  $   350,000   $ 1,992,000   $(15,108,000)
                                                        ===========   ===========   ============
Net income (loss) per share--basic....................        $0.03         $0.16         $(0.86)
                                                        ===========   ===========   ============
Net income (loss) per share--diluted..................        $0.02         $0.10         $(0.86)
                                                        ===========   ===========   ============
Weighted average shares outstanding--basic............   12,824,532    12,586,037     17,474,852
                                                        ===========   ===========   ============
Weighted average shares outstanding--diluted..........   17,304,829    20,441,759     17,474,852
                                                        ===========   ===========   ============

                            SEE ACCOMPANYING NOTES.

                              OPTIO SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                            ACCUMULATED OTHER
                                                                  COMMON STOCK          RETAINED EARNINGS     COMPREHENSIVE
                                                            -------------------------     (ACCUMULATED           (LOSS)
                                                              SHARES        AMOUNT          DEFICIT)             INCOME
                                                            -----------   -----------   -----------------   -----------------
Balance at February 1, 1998...............................   12,930,230   $   704,000     $    953,000          $ (33,000)
  Comprehensive income, net of tax:
    Net income............................................           --            --          350,000                 --
    Foreign currency translation adjustment...............           --            --               --              1,000
    Unrealized gain on marketable securities available for
      sale................................................           --            --               --             79,000
  Comprehensive income....................................
  Issuance of common stock:
    Acquisition of business...............................      200,000       160,000               --                 --
    Exercise of stock options and related tax benefit.....      500,000       301,000               --                 --
    Issuance to employee..................................       10,000        15,000               --                 --
  Purchase and retirement of common stock.................   (1,721,590)     (147,000)      (2,374,000)                --
                                                            -----------   -----------     ------------          ---------
Balance at January 31, 1999...............................   11,918,640     1,033,000       (1,071,000)            47,000
  Comprehensive income, net of tax:
    Net income............................................           --            --        1,992,000                 --
    Foreign currency translation adjustment...............           --            --               --            (40,000)
    Unrealized gain on marketable securities available for
      sale................................................           --            --               --              5,000
  Comprehensive income....................................
  Issuance of common stock in initial public offering, net
    of issuance costs of $5,194,000.......................    5,215,000    46,956,000               --                 --
  Deferred compensation related to stock option grants....           --       373,000               --                 --
  Amortizaton of deferred compensation....................           --            --               --                 --
                                                            -----------   -----------     ------------          ---------
Balance at January 31, 2000...............................   17,133,640    48,362,000          921,000             12,000
  Comprehensive loss, net of tax:
    Net loss..............................................           --            --      (15,108,000)                --
    Foreign currency translation adjustment...............           --            --               --           (168,000)
    Unrealized loss on marketable securities available for
      sale................................................           --            --               --           (110,000)
  Comprehensive loss......................................
  Costs of issuance of common stock in initial public
    offering..............................................           --       (29,000)              --                 --
  Issuance of common stock from the exercise of stock
    options and related tax benefit.......................      507,392     1,470,000               --                 --
  Amortization of deferred compensation...................           --            --               --                 --
  Change in deferred compensation related to stock option
    terminations..........................................           --      (246,000)              --                 --
                                                            -----------   -----------     ------------          ---------
Balance at January 31, 2001...............................   17,641,032   $49,557,000     $(14,187,000)         $(266,000)
                                                            ===========   ===========     ============          =========


                                                            UNAMORTIZED
                                                               STOCK       TOTAL SHAREHOLDERS'
                                                            COMPENSATION         EQUITY
                                                            ------------   -------------------
Balance at February 1, 1998...............................   $      --         $ 1,624,000
  Comprehensive income, net of tax:
    Net income............................................          --             350,000
    Foreign currency translation adjustment...............          --               1,000
    Unrealized gain on marketable securities available for
      sale................................................          --              79,000
                                                                               -----------
  Comprehensive income....................................                         430,000
  Issuance of common stock:
    Acquisition of business...............................          --             160,000
    Exercise of stock options and related tax benefit.....          --             301,000
    Issuance to employee..................................          --              15,000
  Purchase and retirement of common stock.................          --          (2,521,000)
                                                             ---------         -----------
Balance at January 31, 1999...............................          --               9,000
  Comprehensive income, net of tax:
    Net income............................................          --           1,992,000
    Foreign currency translation adjustment...............          --             (40,000)
    Unrealized gain on marketable securities available for
      sale................................................          --               5,000
                                                                               -----------
  Comprehensive income....................................                       1,957,000
  Issuance of common stock in initial public offering, net
    of issuance costs of $5,194,000.......................          --          46,956,000
  Deferred compensation related to stock option grants....    (373,000)                 --
  Amortizaton of deferred compensation....................      77,000              77,000
                                                             ---------         -----------
Balance at January 31, 2000...............................    (296,000)         48,999,000
  Comprehensive loss, net of tax:
    Net loss..............................................          --         (15,108,000)
    Foreign currency translation adjustment...............          --            (168,000)
    Unrealized loss on marketable securities available for
      sale................................................          --            (110,000)
                                                                               -----------
  Comprehensive loss......................................                     (15,386,000)
  Costs of issuance of common stock in initial public
    offering..............................................          --             (29,000)
  Issuance of common stock from the exercise of stock
    options and related tax benefit.......................          --           1,470,000
  Amortization of deferred compensation...................      89,000              89,000
  Change in deferred compensation related to stock option
    terminations..........................................     150,000             (96,000)
                                                             ---------         -----------
Balance at January 31, 2001...............................   $ (57,000)        $35,047,000
                                                             =========         ===========

                            SEE ACCOMPANYING NOTES.

                              OPTIO SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED JANUARY 31,
                                                              ----------------------------------------
                                                                 1999          2000           2001
                                                              -----------   -----------   ------------
OPERATING ACTIVITIES
Net income (loss)...........................................  $   350,000   $ 1,992,000   $(15,108,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation..............................................      457,000       649,000      1,052,000
  Amortization of goodwill and other intangible assets......      484,000       578,000      6,266,000
  Provision for doubtful accounts...........................      227,000       473,000        705,000
  Gain on sale of marketable securities.....................      (55,000)      (18,000)       (10,000)
  Loss (gain) on sale of property and equipment.............           --         1,000        (14,000)
  Non-cash compensation and interest........................      888,000        77,000        443,000
  Deferred income taxes.....................................     (199,000)     (255,000)      (101,000)
  Tax benefit of exercise of stock options..................      300,000            --      1,212,000
  Change in assets and liabilities:
    Accounts receivable.....................................   (2,581,000)   (4,138,000)       283,000
    Prepaid expenses and other assets.......................     (116,000)     (533,000)      (663,000)
    Accounts payable........................................     (156,000)      714,000        823,000
    Accrued expenses........................................      742,000     1,141,000     (1,460,000)
    Income taxes payable....................................     (415,000)      629,000     (1,541,000)
    Deferred revenue........................................    3,136,000       537,000       (617,000)
                                                              -----------   -----------   ------------
Net cash provided by (used in) operating activities.........    3,062,000     1,847,000     (8,730,000)

INVESTING ACTIVITIES
Purchase of marketable securities...........................     (302,000)     (176,000)      (120,000)
Proceeds from sale of marketable securities.................      166,000       188,000             --
Purchases of property and equipment.........................     (571,000)   (1,135,000)    (1,527,000)
Proceeds from sale of property and equipment................           --         6,000         14,000
Advances to shareholders....................................        4,000        (4,000)        (3,000)
Advances to related party...................................     (525,000)      (75,000)            --
Advances to unrelated party.................................           --            --       (400,000)
Investment in ecIndX........................................           --            --     (2,209,000)
Acquisition of business, net of cash acquired...............     (223,000)           --    (24,889,000)
                                                              -----------   -----------   ------------
Net cash used in investing activities.......................   (1,451,000)   (1,196,000)   (29,134,000)

FINANCING ACTIVITIES
Payments of notes payable to related parties and capital
  lease obligations.........................................   (2,028,000)   (1,919,000)      (274,000)
Proceeds from exercise of stock options.....................        1,000            --        258,000
Issuance of common stock....................................           --    46,956,000             --
Other.......................................................        5,000            --             --
                                                              -----------   -----------   ------------
Net cash (used in) provided by financing activities.........   (2,022,000)   45,037,000        (16,000)
Impact of foreign currency rate fluctuations on cash........       33,000         9,000       (198,000)
Net (decrease) increase in cash and cash equivalents........     (378,000)   45,697,000    (38,078,000)
Cash and cash equivalents at beginning of year..............    1,507,000     1,129,000     46,826,000
                                                              -----------   -----------   ------------
Cash and cash equivalents at end of year....................  $ 1,129,000   $46,826,000   $  8,748,000
                                                              ===========   ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest......................................  $   221,000   $   122,000   $     25,000
                                                              ===========   ===========   ============
Cash paid for income taxes..................................  $   416,000   $ 1,037,000   $    569,000
                                                              ===========   ===========   ============

                            SEE ACCOMPANYING NOTES.

                              OPTIO SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2001

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    The Company typically recognizes software license fee revenue from sales to end users as well as from sales to resellers and distributors upon delivery when there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the license fee is probable. For sales to resellers and distributors, products are delivered either directly to the end user or to the reseller when the reseller has an identified end user. No customers have the right to return products purchased. When contracts requiring significant production, modification or customization are entered into, contract revenue is recognized on a percentage of completion basis using actual costs incurred as a percentage of expected total costs. Revenue from maintenance contracts is recognized on a pro-rata basis over the term of each contract, and revenue from other services, principally implementation and training, is recognized as the services are performed. Deferred revenue represents payments received in advance of recognizing the related revenue. Monthly application service provider fees are consideration for access to the application software hosted and maintained on the Company's or customer's servers and are recognized monthly as services are provided.

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ADVERTISING COSTS

    Advertising costs are expensed in the period incurred. Total advertising expense amounted to approximately $1,147,000, $1,413,000, and $3,076,000 during the years ended January 31, 1999, 2000 and 2001, respectively.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at January 31, 2001 consist primarily of investments in municipal money market funds, and mature in three months or less. The carrying amounts of the Company's investments in cash equivalents approximate their fair values due to the short maturities of these instruments.

MARKETABLE SECURITIES

    The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on these investments are reported as a separate component of accumulated other comprehensive income, which is included in shareholders' equity, and are not reported in earnings until realized or until a decline in fair value below cost is deemed to be other than temporary. The aggregate costs of marketable securities held as of January 31, 2000 and 2001 are $305,000 and $432,000, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation expense is calculated over the estimated useful lives of the related assets (generally three to seven years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Amortization of assets recorded under capital leases is included in depreciation expense.

    Property and equipment at January 31, 2000 and 2001 consisted of the following:

                                                            JANUARY 31,
                                                     -------------------------
                                                        2000          2001
                                                     -----------   -----------
Equipment..........................................  $ 1,820,000   $ 3,198,000
Furniture and fixtures.............................      439,000       630,000
Purchased software.................................      559,000       925,000
Leasehold improvements.............................      172,000       245,000
                                                     -----------   -----------
                                                       2,990,000     4,998,000
Less accumulated depreciation......................   (1,472,000)   (2,342,000)
                                                     -----------   -----------
Net property and equipment.........................  $ 1,518,000   $ 2,656,000
                                                     ===========   ===========

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets represent the excess of cost over the fair value of net tangible assets acquired. Other intangible assets consist principally of the value of an existing customer base acquired, assembled workforce acquired, and technology acquired. Intangible assets are being amortized using the straight-line method over five years for goodwill and periods of two to five years for other intangible assets.

LONG-LIVED ASSETS

    The Company continually monitors events and changes in circumstances that would indicate the carrying amounts of property, equipment, goodwill and other intangible assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of the respective asset by determining whether the carrying value of such asset will be recovered through undiscounted expected future cash flows. Should the Company determine that the carrying values of the respective assets are not recoverable, the Company would record a charge to reduce the carrying values of such assets to their fair values.

INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Such amounts are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.

EMPLOYEE STOCK OPTIONS

    The Company accounts for stock based awards using the intrinsic value method under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations. The pro forma effect on the accompanying consolidated statements of operations of applying the fair value method under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION
("SFAS 123"), is presented in Note 8.

NON-CASH TRANSACTIONS

    Non-cash financing activities during the year ended January 31, 2001 included the acquisition of equipment through a capital lease in the amount of $167,000 for equipment used in the development of the Company's software. Non-cash investing activities during the year ended January 31, 2000 included the issuance of debt in the amount of $89,000 in accordance with the purchase agreement of Competence Software Europe, S.A. The agreement called for additional amounts as part of the purchase price if certain aggregate gross revenue thresholds were met. The additional $89,000 to be paid under the agreement was recorded as additional goodwill.

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1998, the AICPA issued Statement of Position 98-4, DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, which delayed for one year the effective date of

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the provisions within SOP 97-2 that set forth the definition of "vendor-specific objective evidence" of fair value. In December 1998, the AICPA issued Statement of Position 98-9 ("SOP 98-9"), MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. SOP 98-9 extended the effective date to apply the definition of "vendor-specific objective fair evidence" of fair value under SOP 97-2 through fiscal years beginning on or before March 15, 1999 and introduced the requirement to recognize revenue using the "residual method" to value delivered elements of multiple-element contracts under certain circumstances. The provisions of SOP 98-9, which were adopted by the Company effective February 1, 2000, did not have a material effect on the Company's financial position or results of operations.

    In 1998, the AICPA issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPMENT OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). The Company adopted SOP 98-1 effective February 1, 1999. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

    In 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. SFAS No. 133 is effective for the Company's fiscal year beginning February 1, 2001. Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

    On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, or SAB 101. SAB 101 summarizes specific areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 as of November 1, 2000 did not have a material effect on the Company's financial position or results of operations.

3.  FINANCIAL INSTRUMENTS

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, trade accounts receivable and notes receivable from a related party.

    The Company maintains cash and cash equivalents at various financial institutions. Company policy is designed to limit exposure at any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions, which are considered in the Company's investment strategy. Cash equivalents at January 31, 2001 of $6,297,000 represented investments in municipal money market funds.

    Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 days, and management records estimates of expected credit losses and

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

3.  FINANCIAL INSTRUMENTS (CONTINUED)
returns of products sold. Bad debt expense for the years ended January 31, 1999, 2000, and 2001 amounted to $227,000, $473,000 and $1,513,000, respectively.

FAIR VALUES

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable from a related party, accounts payable and long-term debt approximate their fair values. The fair values of marketable equity securities are based on quoted market prices.

4.  NOTES PAYABLE TO RELATED PARTIES

    Notes payable to related parties consisted of the following:

                                                                   JANUARY 31,
                                                              ---------------------
                                                                2000        2001
                                                              --------   ----------
Notes payable to a shareholder and employee for the purchase of Competence Software Europe, S.A. (see Note 10) in the
  original amounts of $239,000, accruing interest at 5%, and
  was paid in 2001..........................................  $164,000   $       --
Notes payable to three former shareholders of Muscato
  Corporation for the purchase of Muscato Corporation (see
  Note 10) in the amount of $8,000,000 due March 27, 2030
  and accruing interest at 6.75%............................        --    8,000,000
Other notes payable to related parties......................    64,000       53,000
                                                              --------   ----------
                                                               228,000    8,053,000
Less current portion........................................   228,000       53,000
                                                              --------   ----------
                                                              $     --   $8,000,000
                                                              ========   ==========

5.  CAPITAL LEASES AND LINES OF CREDIT

    The Company leases telecommunications equipment, computer equipment and vehicles under capital leases. Assets under capital leases included in property and equipment are as follows:

                                                              JANUARY 31,
                                                          -------------------
                                                            2000       2001
                                                          --------   --------
Equipment...............................................  $215,000   $564,000
Less accumulated amortization...........................   135,000    190,000
                                                          --------   --------
                                                          $ 80,000   $374,000
                                                          ========   ========

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

5.  CAPITAL LEASES AND LINES OF CREDIT (CONTINUED)

    Future minimum lease payments under capital leases consist of the following at January 31, 2001:

2002........................................................  $ 163,000
2003........................................................    116,000
2004........................................................    106,000
2005........................................................     55,000
2006........................................................      9,000
                                                              ---------
Total minimum lease payments................................    449,000
Less amounts representing interest..........................    (63,000)
                                                              ---------
Present value of net minimum lease payments.................    386,000
Less current portion........................................   (125,000)
                                                              ---------
                                                              $ 261,000
                                                              =========

    On January 31, 1999, the Company entered into a line of credit with a bank under which it could borrow up to $2,000,000 subject to certain limitations, through January 31, 2001. This line of credit was closed effective April 25, 2000. The line bore interest at the prime rate plus one to two percent based on the balance outstanding under the line of credit (9.5% to 10.5% at January 31, 2000). Virtually all assets were pledged as collateral under the line of credit. As of January 31, 1999 and 2000, there were no borrowings outstanding under the line.

    On April 14, 2000, the Company entered into a line of credit with a bank under which it could borrow up to $10,000,000, limited by the amount of liquid capital, including cash and securities maintained by the Company, through April 14, 2001. The line of credit bears interest at LIBOR plus 1.75% (5.856% at January 31, 2001). This line is collateralized by the Company's accounts receivable. The agreement contains customary events of default and covenants including certain financial ratios and restrictions on dividends. As of January 31, 2001, the Company was not in compliance with the required financial ratios and was in default on the line of credit. There were no borrowings outstanding under the line at January 31, 2001.

6.  OPERATING LEASES

    The Company leases office and warehouse space under operating leases. Rent expense under the Company's operating leases was approximately $314,000, $839,000, and $1,858,000 during the years ended January 31, 1999, 2000, and 2001, respectively.

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

6.  OPERATING LEASES (CONTINUED)
    Future minimum lease payments under noncancellable operating leases, with initial terms of at least one year at the time of inception, are as follows at January 31, 2001:

2002........................................................  $1,530,000
2003........................................................   1,370,000
2004........................................................   1,356,000
2005........................................................   1,325,000
2006........................................................   1,237,000
Thereafter..................................................   1,134,000
                                                              ----------
                                                              $7,952,000
                                                              ==========

7.  INCOME TAXES

    The provisions for income taxes are summarized below:

                                                   YEAR ENDED JANUARY 31,
                                             ----------------------------------
                                               1999         2000        2001
                                             ---------   ----------   ---------
Current:
  Federal..................................  $ 120,000   $1,265,000   $(150,000)
  State....................................     44,000      250,000     (17,000)
  Foreign..................................    134,000      341,000     203,000
                                             ---------   ----------   ---------
                                               298,000    1,856,000      36,000
Deferred:
  Federal..................................   (178,000)    (228,000)    271,000
  State....................................    (21,000)     (27,000)     32,000
                                             ---------   ----------   ---------
                                              (199,000)    (255,000)    303,000
                                             ---------   ----------   ---------
Total......................................  $  99,000   $1,601,000   $ 339,000
                                             =========   ==========   =========

    Pre-tax income (loss) attributable to foreign and domestic operations is summarized below:

                                                  YEAR ENDED JANUARY 31,
                                           ------------------------------------
                                             1999        2000          2001
                                           --------   ----------   ------------
U.S. operations..........................  $112,000   $3,043,000   $(13,982,000)
French operations........................   337,000      295,000       (448,000)
U.K. operations..........................        --      598,000        638,000
Australian operations....................        --     (343,000)      (977,000)
                                           --------   ----------   ------------
                                           $449,000   $3,593,000   $(14,769,000)
                                           ========   ==========   ============

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

7.  INCOME TAXES (CONTINUED)
    A reconciliation of the provision for income taxes to the statutory federal income tax rate is as follows:

                                                                  YEAR ENDED JANUARY 31,
                                                           ------------------------------------
                                                             1999         2000         2001
                                                           ---------   ----------   -----------
Statutory rate of 34% applied to pre-tax income (loss)...  $ 153,000   $1,220,000   $(5,021,000)
State income taxes, net of Federal tax effect............      8,000      120,000      (487,000)
Change in valuation allowance on foreign losses..........         --      117,000       485,000
Foreign taxes............................................     20,000       55,000        18,000
Research and development tax credits.....................   (116,000)    (174,000)           --
Meals and entertainment expense..........................         --       50,000        69,000
Change in valuation allowance on US losses...............         --           --     3,575,000
Tax benefit from employee options recorded in
  shareholders' equity...................................    300,000           --     1,212,000
Goodwill amortizaton.....................................         --       36,000       725,000
Other, net...............................................   (266,000)     177,000      (237,000)
                                                           ---------   ----------   -----------
                                                           $  99,000   $1,601,000   $   339,000
                                                           =========   ==========   ===========

    Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    JANUARY 31,
                                                              -----------------------
                                                                2000         2001
                                                              ---------   -----------
Deferred income tax assets:
    Goodwill amortization...................................  $ 397,000   $   581,000
    Net operating loss carryforwards........................    117,000     3,362,000
    Payroll related accruals................................     97,000       101,000
    Allowance for doubtful accounts.........................    107,000       465,000
    Deferred revenue........................................     66,000         4,000
    Other, net..............................................     88,000        36,000
    Valuation allowance.....................................   (117,000)   (3,575,000)
                                                              ---------   -----------
Total deferred income tax assets............................    755,000       974,000
Deferred income tax liabilities:
    Intangibles.............................................         --       974,000
    Unrealized changes in marketable securities.............     31,000            --
                                                              ---------   -----------
Total deferred income tax liabilities.......................     31,000       974,000
                                                              ---------   -----------
Net deferred tax asset......................................  $ 724,000   $        --
                                                              =========   ===========

    For financial reporting purposes, at January 31, 2001, a valuation allowance has been recognized to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of the deferred tax assets because management's evaluation of all the available evidence

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

7.  INCOME TAXES (CONTINUED)
in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of the future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

    The deferred income tax assets include approximately $0 and $391,000 at January 31, 2000 and 2001 respectively, of assets that were created by or are subject to valuation allowance as a result of stock option deductions. While income tax expense will be recorded on any future pre-tax profits from United States operations, these deferred tax assets would reduce the related income taxes payable. This reduction in income taxes payable in future periods would be recorded as common stock.

    The Company has approximately $8.8 million of net operating loss carryforwards for federal income tax purposes that expire in 2021. In addition, at January 31, 2001, the Company had net operating loss carryforwards of approximately $1.3 million and $450,000 resulting from its operations in Australia and France, respectively. For financial reporting purposes, a valuation allowance has been established to offset the deferred tax assets related to these carryforwards. The net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

8.  STOCK OPTIONS

    Effective January 1, 1997, the Company adopted a stock incentive plan (the "Plan") for employees and key persons which provides for the issuance of stock incentives covering up to 12,500,000 shares of common stock. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights. The terms and conditions of stock incentives granted under the Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Board of Directors. The term of options granted under the Plan may not exceed 10 years and generally vest over periods ranging from three to five years. Prior to the adoption of the Plan, options which had no termination period were granted to certain officers and select employees.

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

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

8.  STOCK OPTIONS (CONTINUED)

    A summary of stock option activity is as follows:

                                                       NUMBER        EXERCISE PRICE
                                                         OF                PER            WEIGHTED AVERAGE
                                                       SHARES            OPTION            EXERCISE PRICE
                                                     ----------   ---------------------   ----------------
Outstanding options at February 1, 1998............   6,292,500            $0.002-$0.80        $0.340
  Options granted..................................   4,099,940             $0.80-$1.50        $0.800
  Options exercised................................    (500,000)                 $0.002        $0.002
  Options canceled.................................    (790,040)            $0.10-$0.80        $0.220
                                                     ----------
Outstanding options at January 31, 1999............   9,102,400            $0.002-$1.50        $0.560
  Options granted..................................   1,392,595            $1.00-$10.00        $1.850
  Options canceled.................................    (906,575)            $0.60-$1.70        $0.830
                                                     ----------
Outstanding options at January 31, 2000............   9,588,420             $.01-$10.00        $0.720
  Options granted..................................   1,830,494           $0.875-17.563        $8.065
  Options exercised................................    (507,392)             $0.10-1.70        $0.508
  Options canceled.................................    (868,579)           $0.80-17.563        $6.436
                                                     ----------
Outstanding options at January 31, 2001............  10,042,943            $.01-$17.563        $1.567
                                                     ==========

Exercisable options at January 31, 1999............   4,625,000            $0.002-$0.80        $0.390
                                                     ==========
Exercisable options at January 31, 2000............   5,961,250           $0.002-$10.00        $0.500
                                                     ==========
Exercisable options at January 31, 2001............   6,312,400            $0.01-$10.00        $0.561
                                                     ==========

    The following table summarizes information concerning options outstanding and exercisable as of January 31, 2001:

                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
--------------------------------------------------------------   ----------------------------
                                        WEIGHTED
                                         AVERAGE     WEIGHTED
                                        REMAINING     AVERAGE                     WEIGHTED
                           NUMBER      CONTRACTUAL   EXERCISE      NUMBER         AVERAGE
EXERCISE PRICES          OUTSTANDING      LIFE         PRICE     EXERCISABLE   EXERCISE PRICE
---------------          -----------   -----------   ---------   -----------   --------------
     $0.002-0.10          1,600,000         N/A      $    0.03    1,600,000         $0.03
      $0.20-1.00          6,377,851        6.74      $    0.70    4,578,233         $0.66
     $1.375-2.00          1,242,663        8.93      $    1.70       84,167         $1.51
    $2.875-$10.00           488,911        9.26      $    7.87       50,000         $8.74
    $12.50-17.5625          333,518        9.05      $   15.84            0         $  --
                         ----------                               ---------
                         10,042,943        7.30      $    1.57    6,312,400         $0.56
                         ==========                               =========

    The Company has reserved 12,264,108 shares of common stock for issuance upon exercise of stock options under the Stock Incentive Plan and 300,000 shares of common stock for issuance upon exercise of stock options under the Directors' Stock Option Plan.

    The Company has elected to follow APB 25 in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

8.  STOCK OPTIONS (CONTINUED)
option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded.

    Pro forma information regarding net income or loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company's initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the years ended January 31, 1999, 2000 and 2001: risk-free interest rates of 5.61%, 6.34% and 6.16%
respectively; no dividend yield; volatility factors of 1.88% for 2000, and 1.65% for 2001; and an expected life of the options of 7.05 years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The weighted-average fair value of options granted during the years ended
January 31, 1999, 2000 and 2001 equaled $0.23, $0.72 and $8.07 per share, respectively. The Company's pro forma information as determined using the fair value method of accounting of SFAS 123, was as follows:

                                                                  YEAR ENDED JANUARY 31,
                                                           ------------------------------------
                                                             1999        2000          2001
                                                           --------   ----------   ------------
Pro forma net income (loss)..............................  $123,000   $1,437,000   $(19,235,000)
Pro forma net income (loss) per share--basic.............      0.01         0.11          (1.10)
Pro forma net income (loss) per share--diluted...........      0.01         0.07          (1.10)

    The Company recorded deferred compensation of $373,000 during the year ended January 31, 2000 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value per share of the Company's common stock on the date of grant. Such amounts are being amortized over the period in which the options vest, generally three to four years, and accordingly, $77,000 and $89,000 in compensation expense was recognized in the year ended January 31, 2000 and 2001, respectively.

9.  SHAREHOLDERS' EQUITY

    On May 1, 1998 the Company issues a note payable for $50,000 to an employee in exchange for 75,000 shares of the Company's common stock. Shareholders' equity was reduced by the $50,000 repurchase price.

    In December 1998, the Company entered into an agreement with two of its former key employees and a former advisor (the "Former Shareholders"), whereby the Company paid cash of $60,000 and issued notes payable totaling $3,283,000 in exchange for 1,646,590 shares of the Company's common stock, forfeiture of options to purchase 500,000 shares of the Company's common stock, and accrued interest of $173,000. Shareholders' equity was reduced by the $1.50 per share purchase price for the 1,646,590 repurchased shares.

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

9.  SHAREHOLDERS' EQUITY (CONTINUED)
    The Company recorded compensation expense of $700,000, which is included in general and administrative expenses for the year ended January 31, 1999, as a result of the $1.40 per share price paid to the Former Shareholders for the options to purchase 500,000 shares of the Company's common stock. The $1.40 price paid represents the estimated fair value of a share of the Company's common stock of $1.50 less the $0.10 per share exercise price of these options.

    During the years ended January 31, 1999 and 2001, the holders of certain non-qualified options covering 500,000 and 350,000 shares of the Company's common stock exercised such options. As a result, the Company recorded a tax benefit of $300,000 and $1.2 million in common stock.

    On October 15, 1999, the Company's Board of Directors declared a 5-for-1 common stock split. All common stock and option information, weighted average shares and net income per share information has been retroactively restated to reflect the stock split.

10.  ACQUISITIONS

    On August 26, 1998, the Company acquired all the outstanding shares of Competence Software Europe, S.A ("Competence"), a software product distributor in Europe for consideration valued at approximately $730,000 consisting of notes payable of $150,000, 200,000 shares of the Company's common stock valued at $160,000 and cash and related acquisition costs of approximately $351,000 and $69,000 respectively. In accordance with the purchase agreement, the Company accrued an additional $89,000 as part of the purchase price, based on the achievement of certain aggregate gross revenue thresholds during the twenty-two month period ended January 31, 2000. Payment was made in February 2000. In connection with the transaction, the Company and the seller (the "Seller") entered into a shareholder agreement whereby the Seller, who received 200,000 shares of the Company's common stock as part of the purchase price, was subject to certain restrictions on the transfer or sale of shares, including the Company's right of first refusal to purchase shares to be sold, through March 27, 2000.

    The transaction was accounted for using the purchase method of accounting and its results have been included in the Company's statement of operations since the effective date of the acquisition. The Company recorded intangible assets of approximately $487,000 which represents the excess of the purchase price over the fair value of assets acquired. The intangible assets were further allocated $150,000 to the existing customer base, which is being amortized over three years, and $337,000 to goodwill, which is being amortized over five years. The additional $89,000 of purchase price accrued at January 31, 2000 was allocated to goodwill and is being amortized over the remaining life of the original goodwill.

    The following represents the unaudited pro forma consolidated results of operations for the year ended January 31, 1999, assuming the above acquisition of Competence had occurred at the beginning of the year for the immediately preceding period:

Net revenue.................................................  $19,899,000
Net income..................................................      307,000
Pro forma net income per share--basic and diluted...........         0.02

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

10.  ACQUISITIONS (CONTINUED)
    These unaudited pro forma consolidated results do not purport to be indicative of the results or trends that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

    On March 27, 2000, the Company acquired all the outstanding shares of Muscato Corporation ("Muscato") and substantially all of the assets of TransLink Solutions Corporation ("TransLink"), an affiliate of Muscato. The consideration paid for the shares of Muscato was $28.0 million, of which $20.0 million was paid in cash. The Company issued promissory notes for the remaining
$8.0 million, which are due and payable on March 27, 2030. The purchase price for the assets acquired from TransLink was $5.0 million in cash.

    Each of the acquisitions was accounted for as a purchase transaction for financial accounting purposes, and accordingly, the results of operations of Muscato and TransLink have been included in the Company's results of operations from the date of acquisition.

    The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows:

Tangible assets acquired....................................  $ 1,808,000
Liabilities assumed.........................................   (3,103,000)
Technology..................................................    1,600,000
Assembled workforce.........................................      685,000
Customer base...............................................      280,000
Goodwill....................................................   31,730,000
                                                              -----------
                                                              $33,000,000
                                                              ===========

    The final purchase price allocation is subject to settlement of any identified unrecorded liabilities relating to the period prior to the purchase date. Such liabilities will be deducted from the notes payable to the former shareholders in accordance with the purchase agreement.

    The technology is being amortized over an average estimated life of two years. The assembled workforce and customer base are being amortized over an estimated life of five years. Goodwill is being amortized over an estimated life of five years.

    The following represents the unaudited pro forma consolidated results of operations for the years ended January 31, 2000 and 2001, assuming the above acquisitions of Muscato and TransLink had occurred at the beginning of the year for each year:

                                                       2000           2001
                                                    -----------   ------------
Net revenue.......................................  $39,787,000   $ 37,989,000
Net loss..........................................   (5,452,000)   (16,088,000)
Pro forma net loss per share--basic and diluted...  $     (0.43)  $      (0.92)

    The unaudited pro forma consolidated results do not purport to be indicative of the results or trends that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

11.  INVESTMENT IN ECINDX

    The Company invested $2.0 million in ecIndX, Inc., a supply chain collaboration vendor, in exchange for a minority interest in the company. An additional $209,000 of costs incurred related to making the investment were added to the basis of the investment. In conjunction with the investment, ecIndX, Inc. entered into the Company's standard software license agreement to purchase $1.0 million in software and related services. ecIndX, Inc. was founded and is partly owned by an individual who is a director and shareholder of the Company and who holds options to purchase 500,000 shares of the Company's common stock (see Note 13).

12.  EMPLOYEE BENEFIT PLAN

    The Company has a combined profit sharing and 401(k) plan (the "Plan") which covers substantially all employees meeting specified age and length-of-service requirements. The Company may make a discretionary matching contribution each year. The Company recognized expense related to the Plan of approximately $127,000, $263,000 and $291,000 during the years ended January 31, 1999, 2000 and 2001, respectively.

13.  RELATED PARTY TRANSACTIONS

    The Company has notes receivable and advances to shareholders for general personal purposes of $120,000 and $123,000 at January 31, 2000 and 2001, respectively. Included in these amounts are notes amounting to $35,000 as of January 31, 2000 and 2001, which bear interest at rates ranging from 9.5% to 10% with the principal and interest thereon due upon demand. The remaining advances do not accrue interest and are due upon demand. The advances and note receivable are classified as long-term as the shareholders do not intend to repay the balances within the next fiscal year.

    During the year ended January 31, 1999, the Company advanced $525,000 for general personal purposes to an individual who is a director and shareholder of the Company and who holds options to purchase 500,000 shares of the Company's common stock. An additional $75,000 was advanced to this individual during the year ended January 31, 2000. At January 31, 2000 and 2001, $600,000 was owed to the Company from this individual as a result of these advances. Such advances are secured by the options held by the individual. The advances are classified as short-term as the amounts are due and expected to be repaid October 31, 2001.

14.  NET INCOME (LOSS) PER SHARE

    Net income (loss) per share has been computed in accordance with SFAS 128, EARNINGS PER SHARE, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

14.  NET INCOME (LOSS) PER SHARE (CONTINUED)
    The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                 YEAR ENDED JANUARY 31,
                                                        ----------------------------------------
                                                           1999          2000           2001
                                                        -----------   -----------   ------------
Net income (loss).....................................  $   350,000   $ 1,992,000   $(15,108,000)
                                                        -----------   -----------   ------------
Weighted average shares outstanding--basic............   12,824,532    12,586,037     17,474,852
Effect of dilutive stock options......................    4,480,297     7,855,722             --
                                                        -----------   -----------   ------------
Weighted average shares outstanding--diluted..........   17,304,829    20,441,759     17,474,852
                                                        -----------   -----------   ------------
Net income (loss) per share--basic....................  $      0.03   $      0.16   $      (0.86)
                                                        ===========   ===========   ============
Net income (loss) per share--diluted..................  $      0.02   $      0.10   $      (0.86)
                                                        ===========   ===========   ============
Potentially dilutive stock options, excluded from
  diluted weighted average shares outstanding.........                                 8,183,564
                                                                                    ============

15.  SEGMENT AND GEOGRAPHIC INFORMATION

    The Company is organized around geographic areas. During fiscal year 1999, the Company operated in two geographic segments, the United States and France, and expanded into the United Kingdom and Australia subsequent to January 31, 1999. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

15.  SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
    Segment information for the years ended January 31, 1999, 2000 and 2001 is summarized below.

YEAR ENDED JANUARY 31, 1999                                UNITED STATES     FRANCE      COMBINED     ELIMINATIONS   CONSOLIDATED
---------------------------                                -------------   ----------   -----------   ------------   ------------
Revenue from external customers:
  License fees...........................................   $11,442,000    $  572,000   $12,014,000     $     --     $12,014,000
  Services, maintenance and other........................     7,111,000       414,000     7,525,000           --       7,525,000
Intersegment revenue.....................................        19,000            --        19,000      (19,000)             --
                                                            -----------    ----------   -----------     --------     -----------
  Total revenue..........................................    18,572,000       986,000    19,558,000      (19,000)     19,539,000
Interest income..........................................       102,000         2,000       104,000           --         104,000
Interest expense.........................................      (257,000)           --      (257,000)          --        (257,000)
Depreciation and amortization............................       917,000        24,000       941,000           --         941,000
Income tax expense (benefit).............................       (35,000)      134,000        99,000           --          99,000
Segment net income (loss)................................       166,000       203,000       369,000      (19,000)        350,000
Total segment assets.....................................     9,554,000     1,184,000    10,738,000           --      10,738,000
Long-lived assets........................................     1,842,000        83,000     1,925,000           --       1,925,000
Expenditures for long-lived assets.......................     1,004,000       107,000     1,111,000           --       1,111,000

                                                                 UNITED
YEAR ENDED JANUARY 31, 2000       UNITED STATES     FRANCE      KINGDOM     AUSTRALIA    COMBINED     ELIMINATIONS   CONSOLIDATED
---------------------------       -------------   ----------   ----------   ---------   -----------   ------------   ------------
Revenue from external customers:
  License fees..................   $14,521,000    $1,689,000   $  796,000   $108,000    $17,114,000   $        --    $17,114,000
  Services, maintenance and
    other.......................    14,107,000     1,121,000      467,000     24,000     15,719,000            --     15,719,000
Intersegment revenue............       599,000       194,000           --         --        793,000      (793,000)            --
                                   -----------    ----------   ----------   --------    -----------   -----------    -----------
  Total revenue.................    29,227,000     3,004,000    1,263,000    132,000     33,626,000      (793,000)    32,833,000
Interest income.................       363,000            --           --         --        363,000            --        363,000
Interest expense................      (119,000)           --           --     (1,000)      (120,000)           --       (120,000)
Depreciation and amortization...     1,177,000        47,000        2,000      1,000      1,227,000            --      1,227,000
Income tax expense..............     1,260,000       133,000      208,000         --      1,601,000            --      1,601,000
Segment net income (loss).......     1,783,000       162,000      390,000   (343,000)     1,992,000            --      1,992,000
Total segment assets............    59,195,000     1,875,000      755,000    106,000     61,931,000    (1,289,000)    60,642,000
Long-lived assets...............     1,851,000        61,000        3,000      3,000      1,918,000            --      1,918,000
Expenditures for long-lived
  assets........................     1,094,000        38,000           --      3,000      1,135,000            --      1,135,000

                                                                 UNITED
YEAR ENDED JANUARY 31, 2001       UNITED STATES     FRANCE      KINGDOM     AUSTRALIA    COMBINED     ELIMINATIONS   CONSOLIDATED
---------------------------       -------------   ----------   ----------   ---------   -----------   ------------   ------------
Revenue from external customers:
  License fees..................   $13,971,000    $1,033,000   $  770,000   $206,000    $15,980,000   $        --    $ 15,980,000
  Services, maintenance and
    other.......................    18,977,000     1,025,000      766,000     82,000     20,850,000            --      20,850,000
Intersegment revenue............       429,000       190,000           --         --        619,000      (619,000)             --
                                   -----------    ----------   ----------   --------    -----------   -----------    ------------
  Total revenue.................    33,377,000     2,248,000    1,536,000    288,000     37,449,000      (619,000)     36,830,000
Interest income.................       972,000            --           --      1,000        973,000            --         973,000
Interest expense................      (478,000)       (2,000)          --         --       (480,000)           --        (480,000)
Depreciation and amortization...     7,274,000        33,000        5,000      6,000      7,318,000            --       7,318,000
Income tax expense..............       229,000         1,000      109,000         --        339,000            --         339,000
Segment net income (loss).......   (14,211,000)     (449,000)     529,000   (977,000)   (15,108,000)           --     (15,108,000)
Total segment assets............    55,366,000     2,078,000    1,193,000    277,000     58,914,000    (3,076,000)     55,838,000
Long-lived assets...............    30,958,000        74,000       16,000     44,000     31,092,000            --      31,092,000
Expenditures for long-lived
  assets........................    26,297,000        69,000           --     50,000     26,416,000            --      26,416,000

                              OPTIO SOFTWARE, INC.

                                JANUARY 31, 2001

16.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

   Summarized quarterly results for the two years ended January 31, 2000 and 2001 are as follows:

                                                            FIRST      SECOND     THIRD      FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
FOR THE YEAR ENDED JANUARY 31, 2000                        --------   --------   --------   --------
  Revenue................................................   $6,384    $ 8,173    $ 8,645    $ 9,631
  Gross Profit...........................................    4,665      5,916      6,210      7,065
  Income from operations.................................      187      1,177        986      1,009
  Net income.............................................      113        660        537        682
  Net income per basic share.............................   $ 0.01    $  0.05    $  0.05    $  0.05
  Net income per diluted share...........................   $ 0.01    $  0.03    $  0.03    $  0.03

                                                            FIRST      SECOND     THIRD      FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
FOR THE YEAR ENDED JANUARY 31, 2001                        --------   --------   --------   --------
  Revenue................................................   $9,343    $10,228    $ 8,351    $ 8,908
  Gross Profit...........................................    6,451      6,160      4,538      4,555
  Loss from operations...................................     (299)    (3,375)    (5,144)    (6,486)
  Net loss...............................................     (143)    (3,335)    (5,133)    (6,497)
  Net loss per basic and diluted share...................   $(0.01)   $ (0.19)   $ (0.29)   $ (0.37)

17.  SUBSEQUENT EVENTS

    On March 29, 2001, the Company entered into a new line of credit agreement with Branch Banking and Trust Company for a $5.0 million line of credit. The line of credit bears interest at prime rate plus 0.50% and is collateralized by accounts receivable, equipment, general intangibles and other assets as defined in the agreement. The Company may borrow up to the lesser of $5,000,000 or 70% of the Company's eligible receivables, as defined in the agreement. The agreement contains various covenants, including tangible net worth and earnings before interest, taxes, depreciation and amortization requirements and restrictions on dividends.

                              OPTIO SOFTWARE, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT    CHARGED TO                           BALANCE AT
                                          BEGINNING OF   COSTS AND    ACQUIRED                  END OF
                                             PERIOD       EXPENSES    RESERVES   DEDUCTIONS     PERIOD
                                          ------------   ----------   --------   ----------   ----------
Year ended January 31, 1999
  Allowance for doubtful accounts.......    $ 89,000      $227,000    $      0    $198,000     $118,000

Year ended January 31, 2000
  Allowance for doubtful accounts.......    $118,000      $473,000    $      0    $305,000     $286,000

Year ended January 31, 2001
  Allowance for doubtful accounts.......    $286,000      $917,000    $221,000    $601,000     $823,000