Form 10-Q
period 2001-04-30
OPTIO SOFTWARE INC
filed 2001-06-14
CIK 1096689

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 1-15529

OPTIO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Georgia (State of other jurisdiction of incorporation or organization)	58-1435435 (I.R.S. Employer Identification No.)
3015 Windward Plaza, Fairways II, Alpharetta, GA (Address of principal executive offices)	30005 (Zip Code)

Registrant's telephone number, including area code: (770) 576-3500

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    There were 18,500,532 shares of the Registrant's common stock outstanding as of June 12, 2001.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended April 30, 2001

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.'s (the "Company") anticipated costs and expenses, capital needs and financing plans, product and service development, growth strategies, market demand for the Company's products and services, relationships with the Company's strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. The Company's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with the Company's reliance on strategic marketing and reseller relationships, fluctuations in operating results because of acquisitions, changes in competition, delays in developing new software, disputes regarding the Company's intellectual property, risks associated with the Company's ability to generate cash flows sufficient to continue for twelve months, risks relating to the potential delisting of the Company's stock, or risks associated with expanding the Company's international operations. These and additional factors are set forth in "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to this Quarterly Report on Form10-Q. You should carefully review these risks and additional risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the latest Annual Report on Form 10-K that the Company has filed. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2001	April 30, 2001
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,748,000	$5,016,000
Marketable securities	339,000	262,000
Accounts receivable, net	9,962,000	9,403,000
Prepaid expenses and other current assets	1,225,000	1,107,000
Notes receivable from related party	600,000	600,000
Income taxes receivable	1,415,000	1,223,000

Total current assets	22,289,000	17,611,000
Property and equipment, net	2,656,000	2,921,000
Other assets:
Note receivable and advances to shareholders	123,000	124,000
Investment in ecIndX	2,209,000	2,009,000
Intangible assets, net	28,436,000	26,459,000
Other	125,000	147,000

Total assets	$55,838,000	$49,271,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,682,000	$2,078,000
Accrued expenses	2,623,000	2,774,000
Current portion of notes payable to related parties	53,000	53,000
Current portion of capital lease obligations	125,000	152,000
Deferred revenue	6,969,000	6,859,000

Total current liabilities	12,452,000	11,916,000
Notes payable to related parties, less current portion	8,000,000	7,836,000
Capital lease obligations, less current portion	261,000	556,000
Deferred revenue	78,000	89,000
Shareholders' equity:
Common stock	49,557,000	50,066,000
Accumulated deficit	(14,187,000)	(20,764,000)
Accumulated other comprehensive loss	(266,000)	(392,000)
Unamortized stock compensation	(57,000)	(36,000)

Total shareholders' equity	35,047,000	28,874,000

Total liabilities and shareholders' equity	$55,838,000	$49,271,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended April 30,
	2000	2001
Revenue:
License fees	$4,775,000	$2,907,000
Services, maintenance, and other	4,568,000	5,647,000

	9,343,000	8,554,000
Costs of revenue:
License fees	391,000	170,000
Services, maintenance, and other	2,501,000	4,065,000

	2,892,000	4,235,000

	6,451,000	4,319,000
Operating expenses:
Sales and marketing	3,759,000	5,347,000
Research and development	1,176,000	1,539,000
General and administrative	1,019,000	1,790,000
Depreciation and amortization	796,000	2,168,000

	6,750,000	10,844,000

Loss from operations	(299,000)	(6,525,000)
Other income (expense):
Interest income	466,000	79,000
Interest expense	(49,000)	(144,000)
Other	17,000	13,000

	434,000	(52,000)
Income (loss) before income taxes	135,000	(6,577,000)
Income tax expense	277,000	—

Net loss	$(142,000)	$(6,577,000)

Net loss per share — basic	$(0.01)	$(0.36)

Net loss per share — diluted	$(0.01)	$(0.36)

Weighted average shares outstanding — basic	17,190,584	18,093,981

Weighted average shares outstanding — diluted	17,190,584	18,093,981

Comprehensive loss:
Net loss	$(142,000)	$(6,577,000)
Foreign currency translation adjustment	(146,000)	(79,000)
Unrealized loss on marketable securities available for sale	(44,000)	(29,000)

Comprehensive loss	$(332,000)	$(6,685,000)

See accompanying notes.

Optio Software, Inc.
Consolidated Condensed Statement of Shareholders' Equity

	Common Stock
			Accumulated Deficit	Accumulated Other Comprehensive Loss	Unamortized Stock Compensation	Total Shareholders' Equity
	Shares	Amount
Balance at February 1, 2001	17,641,032	$49,557,000	$(14,187,000)	$(266,000)	$(57,000)	$35,047,000
Comprehensive loss, net of tax:
Net loss	—	—	(6,577,000)	-	-	(6,577,000)
Foreign currency translation adjustment	—	—	—	(79,000)	—	(79,000)
Unrealized loss on marketable securities available for sale	—	—	—	(47,000)	—	(29,000)

Comprehensive loss						(6,685,000)
Change in deferred compensation related to stock option terminations	—	(29,000)	—	—	11,000	(18,000)
Amortization of deferred compensation	—	—	—	—	10,000	10,000
Exercise of stock options	858,666	538,000	—	—	—	538,000

Balance at April 30, 2001	18,499,698	$50,066,000	$(20,764,000)	$(392,000)	$(36,000)	$28,892,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended April 30,
	2000	2001
Cash flows from operating activities:
Net loss	$(142,000)	$(6,577,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	214,000	336,000
Amortization of intangible assets	582,000	1,832,000
Provision for doubtful accounts	(31,000)	88,000
Write-down of ecIndx investment	—	200,000
Gain on sale of marketable securities	(10,000)	(18,000)
(Gain) loss on disposal of property and equipment	(4,000)	3,000
Non-cash compensation and interest	73,000	125,000
Deferred income taxes	(80,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(966,000)	348,000
Prepaid expenses and other current assets	(325,000)	79,000
Accounts payable	(192,000)	(571,000)
Accrued expenses	(1,817,000)	16,000
Income taxes receivable	(148,000)	147,000
Deferred revenue	(67,000)	(79,000)

Net cash used in operating activities	(2,913,000)	(4,071,000)
Cash flows from investing activities:
Purchases of marketable securities	(30,000)	(20,000)
Proceeds from the sale of marketable securities	—	68,000
Proceeds from the sale of property and equipment	4,000	—
Purchases of property and equipment	(425,000)	(214,000)
Advances to related parties and shareholders	—	(1,000)
Acquisition of business, net of cash acquired	(24,889,000)	—

Net cash used in investing activities	(25,340,000)	(167,000)
Cash flows from financing activities:
Payments of notes payable to related parties and capital lease obligations	(136,000)	(54,000)
Proceeds from exercise of stock options	25,000	538,000

Net cash used in financing activities	(111,000)	484,000
Impact of foreign currency rate fluctuations on cash	(115,000)	22,000
Net decrease in cash and cash equivalents	(28,479,000)	(3,732,000)
Cash and cash equivalents at beginning of period	46,826,000	8,748,000

Cash and cash equivalents at end of period	$18,347,000	$5,016,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,000	$14,000

Income taxes	$542,000	$—

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

    The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2001, included in the Company's Annual Report on Form 10-K, dated May 1, 2001, filed with the Securities and Exchange Commission. Results of operations for the three months ended April 30, 2001 are not necessarily indicative of the results for the entire year ended January 31, 2002.

3. Acquisition

    On March 27, 2000, the Company purchased all of the outstanding capital stock of Muscato Corporation ("Muscato"), thereby making Muscato a wholly-owned subsidiary of the Company. In addition, on the same date, the Company purchased substantially all of the assets of TransLink Solutions Corporation ("TransLink"), an affiliate of Muscato. The consideration paid for Muscato was $28,000,000, of which $20,000,000 was paid in cash at the closing. The Company issued a promissory note for the remaining $8,000,000, which is due and payable on March 27, 2030. During the three months ended April 30, 2001, the notes payable were adjusted for the settlement of unrecorded liabilities deductible from the notes payable, resulting in new notes payable balance of $7,836,000. The purchase price for the assets acquired from TransLink was $5,000,000 in cash paid at closing.

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

    The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows:

Tangible assets acquired	$1,808,000
Liabilities assumed	(3,103,000)
Technology	1,600,000
Assembled workforce	685,000
Customer base	280,000
Goodwill	31,730,000

$33,000,000

    The technology is being amortized over an average estimated life of two years. The assembled workforce, customer base, and goodwill are being amortized over estimated lives of five years.

    The pro forma effect of combining Muscato and TransLink with the Company's operations for the three months ended April 30, 2000 is as follows:

Revenue	$10,502,000
Net loss	(1,213,000)
Net loss per share — basic and diluted	$(0.07)
Weighted average shares outstanding — basic and diluted	17,190,584

4. Net Loss per Share

    The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended April 30,
	2000	2001
Net loss	$(142,000)	$(6,577,000)

Weighted average shares outstanding — basic and diluted	17,190,584	18,093,981

Net loss per share — basic and diluted	$(0.01)	$(0.36)

Potentially dilutive stock options, excluded from diluted net loss per share	8,956,078	3,495,407

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

    Segment information for the three months ended April 30, 2000 and 2001 is summarized below.

Three Months ended April 30, 2000	United States	France	United Kingdom	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$4,215,000	$205,000	$330,000	$25,000	$4,775,000	$—	$4,775,000
Services, maintenance and other	4,188,000	265,000	108,000	7,000	4,568,000	—	4,568,000
Intersegment revenue	131,000	89,000	—	—	220,000	(220,000)	—

Total revenue	8,534,000	559,000	438,000	32,000	9,563,000	(220,000)	9,343,000
Interest income	466,000	—	—	—	466,000	—	466,000
Interest expense	(49,000)	—	—	—	(49,000)	—	(49,000)
Depreciation and amortization	786,000	8,000	1,000	1,000	796,000	—	796,000
Income tax expense	214,000	1,000	62,000	—	277,000	—	277,000
Segment net income (loss)	(40,000)	(43,000)	160,000	(219,000)	(142,000)	—	(142,000)
Total segment assets	67,749,000	1,646,000	1,037,000	225,000	70,657,000	(1,825,000)	68,832,000
Expenditures for long-lived assets	25,285,000	2,000	—	27,000	25,314,000	—	25,314,000
Three Months ended April 30, 2001	United States	France	United Kingdom	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$2,641,000	$200,000	$64,000	$2,000	$2,907,000	$—	$2,907,000
Services, maintenance and other	5,181,000	299,000	151,000	16,000	5,647,000	—	5,647,000
Intersegment revenue	64,000	17,000	—	—	81,000	(81,000)	—

Total revenue	7,886,000	516,000	215,000	18,000	8,635,000	(81,000)	8,554,000
Interest income	76,000	3,000	—	—	79,000	—	79,000
Interest expense	(139,000)	(5,000)	—	—	(144,000)	—	(144,000)
Depreciation and amortization	2,152,000	11,000	3,000	2,000	2,168,000	—	2,168,000
Income tax expense	—	—	—	—	—	—	—
Segment net loss	(6,006,000)	(330,000)	(20,000)	(221,000)	(6,577,000)	—	(6,577,000)
Total segment assets	49,587,000	1,743,000	1,088,000	228,000	52,646,000	(3,357,000)	49,289,000
Expenditures for long-lived assets	192,000	22,000	—	—	214,000	—	214,000

6. Income Taxes

    The Company incurred a loss in the three months ended April 30, 2001. As a result, the Company evaluated the realizability of the resulting tax assets from carryback opportunities and has recorded refundable income taxes to the extent of taxes previously paid. A valuation allowance has been recognized to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of the deferred tax assets because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of the future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

7. Investment in ecIndX

    The Company invested $2.0 million in ecIndX, Inc., a supply chain collaboration vendor, in exchange for a minority interest in the company. An additional $209,000 of costs incurred related to making the investment were added to the basis of the investment. In conjunction with the investment, ecIndX, Inc. entered into the Company's standard software license agreement to purchase $1.0 million in software and related services, of which approximately $924,000 has been recognized to date. EcIndX, Inc. was founded and is partly owned by an individual who is a shareholder and director of the Company and who holds options to purchase 500,000 shares of the Company's common stock. During the three months ended April 30, 2001, management reassessed the value of this investment based on recent ecIndx stock transactions. As a result, the investment was written down $200,000 to a value of $2,009,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Optio Software, Inc. ("Optio", or the "Company") was incorporated in Georgia in 1981 as Technology Marketing, Inc., and changed its name to Xpoint Corporation in 1982, then to Optio Software, Inc. in 1997. The Company currently operates through three wholly-owned subsidiaries: Optio Software, Europe S.A. ("Optio Europe"), located in France, and its wholly-owned subsidiary Optio Software, UK Pvt. Limited ("Optio UK"), located in the United Kingdom; Optio Software, Asia Pacific, ("Optio Australia") located in Australia; and Muscato Corporation ("Muscato"), located in Orlando, Florida.

    Optio is engaged primarily in the development, sale and support of document customization and e-business infrastructure software to companies located principally in the United States, Europe and Australia. For most of Optio's operating history, its primary business consisted of providing software and services that addressed organizations' needs for customized information delivered via print, fax and e-mail to users of enterprise and healthcare applications. During fiscal year 2000, Optio began expanding its business plan to develop new software and services that would help its customers move from paper-intensive commerce to e-business.

    In June 1999, Optio tested its first e-business product, Optio e.ComPresent, which was then released in September 1999. In March 2000, Optio announced the initial release of its e.ComIntegrate™ product which provides organizations with the ability to conduct business-to-business e-commerce and participate in e-marketplaces through the creation, transformation and exchange of XML documents. In April 2000, Optio announced e.ComPayments™, the third product offering in its e.ComSeries™. Optio e.ComPayments represents Optio's full-scale payment platform providing comprehensive support for electronic and traditional payments. Finally, with the purchase of Muscato Corporation in March 2000, Optio added e.ComEngine, which provides trading partner management, data routing, translation and transaction management for enterprises desiring to integrate data intra-and inter-enterprise.

    Optio also offers consulting services which provide customers with implementation assistance and training. In order to better service customers and support the growth of its consulting business, the Company has established the Optio Alliance Program. This program certifies independent consulting companies that help deliver consulting services to the Company's customer base.

    Optio markets and sells its software and services throughout the United States, Europe, and the Asian Pacific through its direct sales force and certified resellers. As of April 30, 2001, Optio had      sales and sales support personnel and approximately 70 resellers. Optio also offers consulting services which provide customers with implementation assistance and training. Optio outsources approximately 65% of its consulting services work to certified consulting partners. As of April 30, 2001, Optio had over 4,000 customers worldwide using Optio's software and services. No single customer accounted for 10% or more of Optio's revenue for the three months ended April 30, 2000 or 2000.

    In March 2000, Optio purchased Muscato Corporation ("Muscato"), located in Orlando, Florida, providing Optio with a new business-to-business infrastructure software and technology, e.ComEngine. Although Muscato remains a wholly-owned subsidiary, it has been fully incorporated into the sales and support of not only Muscato's former products, but all of Optio's existing products as well. Optio also purchased Muscato's affiliate TransLink Solutions Corporation ("TransLink") which hosts the Muscato products in an ASP environment.

    The acquisitions of Muscato and TransLink were accounted for as purchase transactions and thus, their results of operations have been included in the Company's consolidated financial statements from the date of acquisition. The goodwill and other intangibles associated with these acquisitions are being amortized over periods of two to five years.

RESULTS OF OPERATIONS

For the Three Months Ended April 30, 2001

Revenues

    The following table sets forth certain items from the Company's statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended April 30,
	2000	2001
Revenue:
License fees	51%	34%
Services, maintenance and other	49	66

Total revenue	100	100

Costs of revenue:
License fees	4	2
Services, maintenance and other	27	48

Total cost of revenue	31	50

Gross profit	69	50
Operating expenses:
Sales and marketing	40	63
Research and development	13	18
General and administrative	11	21
Depreciation and amortization	8	25

Total operating expenses	72	127

Loss from operations	(3)	(77)
Interest and other income	5	—

Income (loss) before income taxes	1	(77)
Income taxes	3	0

Net loss	(2%)	(77%)

Revenues

    Total revenues decreased 8% to $8.6 million from $9.3 million for the three months ended April 30, 2001 and 2000, respectively.

License fees

    Revenues from licenses decreased 39% to $2.9 million from $4.8 million for the three months ended April 30, 2001 and 2000, respectively. The Company's software license revenue has suffered as a result of the following: (1) poor execution and follow through on integrating the Muscato acquisition and its products, creating confusion of sales effort and focus, and thus negatively impacting revenues, coupled with (2) weaker technology spending as a result of the pull back in the general economy.

    Despite the decline in license fee revenue, the Company's average selling price continues to rise. The average sales price for the three months ended April 30, 2001 was $109,000, compared with $88,000 in the immediately preceding quarter.

Services, maintenance and other

    Revenues from services, maintenance and other increased 24% to $5.6 million from $4.6 million for the three months ended April 30, 2001 and 2000, respectively. Despite the decrease in license fee revenue, the overall increase in the Company's number of customers, both through new sales and through the acquisition of Muscato in March 2000, has resulted in increased technical support. Maintenance revenue increased $970,000 from $1.6 million in the three months ended April 30, 2000 to $2.6 million in the three months ended April 30, 2001. In addition, consulting service projects from previous quarters were still on-going, allowing implementation and other services revenue to remain consistent between years.

Revenue Mix

    Revenues from licenses represented 34% and 51% of total revenue for the three months ended April 30, 2001 and 2000, respectively. The sales mix shift towards services revenue was due to the decline of the Company's license revenue in the three months ended April 30, 2001, while the Company's services, maintenance, and other revenue grew in conjunction with the increased number of customers and outstanding consulting projects.

Costs of Revenues

    Total costs of revenues increased 46% to $4.2 million from $2.9 million in the three months ended April 30, 2001 and 2000, respectively.

Licenses

    Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for incorporation of third-party software products, and fees paid to referral partners. Costs of revenues from licenses decreased 57% to $170,000 from $391,000 for the three months ended April 30, 2001 and 2000, respectively. The decrease was primarily due to decreased referral partner fees from $264,000 in the three months ended April 30, 2000 to $33,000 in the three months ended April 30, 2001, as fewer sales were obtained through referral partners.

Services, maintenance and other

    Costs of revenues from services, maintenance and other consists of personnel, subcontract and other expenses relating to the cost of providing customer support, education and professional services. Costs of revenue from services, maintenance and other increased 63% to $4.1 million from $2.5 million in the three months ended April 30, 2001 and 2000, respectively. Costs of revenues from services, maintenance and other increased as a percentage of total revenue to 48% in 2001 from 27% in 2000. The increase is directly related to the increase in services, maintenance and other revenue as a whole and as a percentage of total revenue and a significant increase in consulting services personnel obtained with the acquisition of Muscato Corporation. Total consulting services employees have increased from 63 just prior to the acquisition of Muscato in March 2000 to 101 as of April 30, 2001.

Operating Expenses

Sales and Marketing

    Sales and marketing expenses consist primarily of salaries, commission, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

    Sales and marketing expenses increased 42% to $5.3 million from $3.8 million for the three months ended April 30, 2001 and 2000, respectively. Sales and marketing expenses were 63% and 40% of total revenue for the same periods. The increase was primarily the result of building a sales infrastructure and committing additional monies to marketing and advertising programs to capitalize on the opportunity the Company foresaw with the Muscato products. The Company's sales staff increased from 76 as of April 30, 2000 to 111 as of April 30, 2001. In addition, the Company invested heavily in its annual sales seminar in the three months ended April 30, 2001, resulting in approximately $200,000 in additional expense over the previous year's annual sales seminar. Finally, the expenses related to the operations of Muscato and TransLink are reflected subsequent to their acquisition dates of March 2000.

Research and Development

    Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

    Research and development expenses increased 31% to $1.5 million from $1.2 million in the three months April 31, 2001 and 2000, respectively, representing 18% and 13% of total revenue for the same periods. This increase is primarily due to addition of the Muscato research and development team. Research and development expenses from Muscato are shown subsequent to their acquisition date of March 2000, thus having only one month of expenses in the three months ended April 30, 2000. Total research and development employees have increased from 46 just prior to the acquisition of Muscato in March 2000 to 67 as of April 30, 2001.

General and Administrative

    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also includes legal, accounting and other professional services.

    General and administrative expenses increased 76% to $1.8 million from $1.0 million for the three months ended April 30, 2001 and 2000, respectively. These expenses represent 21% and 11% of total revenue for the same periods. The increase in general administrative expenses as a percentage of revenue is primarily the result of (i) the addition of the expenses of Muscato and TransLink subsequent to their acquisition dates, (ii) a write-down of the investment in eclndx, Inc. of approximately $200,000, and (iii) an increase in the Company's allowance for doubtful accounts receivable of approximately $175,000.

Depreciation and Amortization

    Depreciation and amortization expense increased to $2.2 million from $800,000 for the three months ended April 30, 2001 and 2000, respectively. This increase is primarily due to the additional amortization expense resulting from the purchase of Muscato and TransLink on March 27, 2000. Amortization of goodwill and other intangibles related to the Muscato and TransLink acquisition was approximately $1.8 million and $500,000 for the three months ended April 30, 2001 and 2000, respectively.

Interest Income

    Interest income decreased to $79,000 from $446,000 in the three months ended April 30, 2001 and 2000, respectively. The Company had approximately $46 million invested just prior to the acquisitions of Muscato and TransLink in March 2000, which generated significant interest income. A portion of the purchase price of Muscato and TransLink was $25,000,000 in cash, thus significantly reducing the Company's cash balances and resulting interest income.

Interest Expense

    Interest expense primarily represents interest on the promissory notes given in connection with the acquisitions of Muscato and TransLink. The Company incurred interest charges on these notes subsequent to the acquisition date of March 2000, resulting in only one month of interest charges in the three months ended April 30, 2000, but a full three months of interest charges in the three months ended April 30, 2001.

Income Tax Expense

    The provision for income taxes was $0 and $277,000 for the three months ended April 30, 2001 and 2000, respectively. The effective tax rate for the three months ended April 30, 2000 was 205%, which was a result of non-deductible losses from foreign operations. During the three months ended April 30, 2001, the Company incurred a loss for which a tax benefit was not allowed. The Company evaluated the realizability of the resulting tax assets from carryback opportunities and has recorded refundable income taxes to the extent of taxes previously paid. A valuation allowance has been recorded related to deferred tax assets based on management's assessment that the assets are not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

    At April 30, 2001 and 2000 the Company had $5.0 million and $18.3 million, respectively, of cash and cash equivalents.

    The following table sets forth selected information from the consolidated condensed statement of cash flows for the three months ended April 30, 2001.

Net cash used in operating activities	$(4,071,000)
Net cash used in investing activities	(167,000)
Net cash provided by financing activities	484,000
Net decrease in cash and cash equivalents	(3,732,000)

    Cash used in operations was principally the result of a $6.6 million loss which was offset by the add-back of non-cash depreciation and amortization expense of $2.2 million. In investing activities, the Company used $214,000 in the purchase of fixed assets in the ordinary course of business. The Company's financing activities included the receipt of $538,000 in connection with the exercise of stock options, netted against payments on debt of $54,000.

    Optio has promissory notes payable to the former shareholders of Muscato in the amount of $7.8 million, which are due and payable on March 27, 2030.

    On March 29, 2001, the Company entered into a line of credit agreement with Branch Banking and Trust Company for a $5.0 million line of credit. The line of credit, which matures on March 29, 2002, bears interest at prime rate plus 0.50% and is collateralized by accounts receivable, equipment, general intangibles and other assets as defined in the agreement. The Company may borrow up to the lesser of $5,000,000 or 70% of the Company's eligible receivables, as defined in the agreement. The agreement contains various covenants, including tangible net worth and earnings before interest, taxes, depreciation and amortization requirements and restrictions on dividends. As of April 30, 2001, there were no borrowings outstanding on the line of credit.

    The Company intends to finance its future operations and growth through a combination of product revenues, borrowings available under the line of credit and public or private debt or equity financing. Based on its current available reserves, the Company believes that during fiscal year 2002, it will have to secure outside funding from strategic partners or investors. There can be no assurance that the Company will be successful in raising the anticipated additional capital on favorable terms, or at all, which would result in a material adverse effect on the Company's ability to meet its business objectives and continue as a going concern.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is not currently a party to any material legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On December 15, 1999, the Company commenced an initial public offering of its Common Stock. The net proceeds from the offering to the Company after deducting the discounts, commissions, fees and expenses were $47.0 million. Approximately $1.2 million of the proceeds were used for the repayment of our indebtedness to three former shareholders incurred in connection with the repurchase of their common stock in December 1998. In March 2000, $20 million of the proceeds were used for the acquisition of all of the capital stock of Muscato and an additional $5 million was used to acquire the assets of TransLink Solutions Corporation, an affiliate of Muscato. In August 2000, the Company invested $2.2 million in ecIndX, a supply chain collaboration vendor, in exchange for a minority interest in the company. In December 2000, Optio issued a note receivable in the amount of $400,000 to a company that was considered a potential strategic investment. Subsequent to January 31, 2001, this company filed for bankruptcy and the $400,000 was fully reserved as uncollectible. Pending use of the net proceeds, the Company has invested the funds in money market funds and used them for general corporate purposes, including working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1 Employment Agreement between Optio Software, Inc. and Warren K. Neuburger, dated as of May 7, 2001.

    99.1 Safe Harbor Compliance Statements for Forward Looking Statements

(b) Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2001.

OPTIO SOFTWARE, INC.
By:	/s/ F. BARRON HUGHES F. Barron Hughes Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Optio Software, Inc. Consolidated Condensed Balance Sheets
Optio Software, Inc. Consolidated Condensed Statements of Operations (Unaudited)
Optio Software, Inc. Consolidated Condensed Statement of Shareholders' Equity
Optio Software, Inc. Consolidated Condensed Statements of Cash Flows
Optio Software, Inc. Notes to the Consolidated Condensed Financial Statements (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES