Form 10-Q
period 2001-07-31
OPTIO SOFTWARE INC
filed 2001-09-14
CIK 1096689

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 1-15529

OPTIO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Georgia (State of other jurisdiction of incorporation or organization)	58-1435435 (I.R.S. Employer Identification No.)
3015 Windward Plaza, Fairways II, Alpharetta, GA 30005 (Address of principal executive offices)	30005 (Zip Code)

Registrant's telephone number, including area code: (770) 576-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

There were 18,533,232 shares of the Registrant's common stock outstanding as of September 14, 2001.

OPTIO SOFTWARE, INC.

FORM 10-Q
For the Quarterly Period Ended July 31, 2001

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.
Consolidated Condensed Balance Sheets

	January 31, 2001	July 31, 2001
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,748,000	$6,300,000
Marketable securities	339,000	248,000
Accounts receivable, net	9,962,000	7,717,000
Prepaid expenses and other current assets	1,225,000	1,251,000
Notes receivable from related party	600,000	600,000
Income taxes receivable	1,415,000	—

Total current assets	22,289,000	16,116,000
Property and equipment, net	2,656,000	2,687,000
Other assets:
Note receivable and advances to shareholders	123,000	125,000
Investment in ecIndX	2,209,000	2,009,000
Intangible assets, net	28,436,000	24,591,000
Other	125,000	156,000

Total assets	$55,838,000	$45,684,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,682,000	$1,316,000
Accrued expenses	2,623,000	3,285,000
Income taxes payable	—	63,000
Current portion of notes payable to related parties	53,000	53,000
Current portion of capital lease obligations	125,000	126,000
Line of credit	—	724,000
Deferred revenue	6,969,000	6,795,000

Total current liabilities	12,452,000	12,362,000
Notes payable to related parties, less current portion	8,000,000	7,836,000
Capital lease obligations, less current portion	261,000	528,000
Deferred revenue	78,000	103,000
Shareholders' equity:
Common stock	49,557,000	50,047,000
Accumulated deficit	(14,187,000)	(24,781,000)
Accumulated other comprehensive loss	(266,000)	(388,000)
Unamortized stock compensation	(57,000)	(23,000)

Total shareholders' equity	35,047,000	24,855,000

Total liabilities and shareholders' equity	$55,838,000	$45,684,000

See accompanying notes.

Optio Software, Inc.
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2000	2001
Revenue:
License fees	$4,498,000	$3,746,000
Services, maintenance, and other	5,730,000	5,701,000

	10,228,000	9,447,000
Costs of revenue:
License fees	215,000	112,000
Services, maintenance, and other	3,853,000	3,150,000

	4,068,000	3,262,000

	6,160,000	6,185,000
Operating expenses:
Sales and marketing	4,074,000	4,213,000
Research and development	1,446,000	1,371,000
General and administrative	1,877,000	2,295,000
Depreciation and amortization	2,138,000	2,207,000

	9,535,000	10,086,000

Loss from operations	(3,375,000)	(3,901,000)
Other income (expense):
Interest income	206,000	66,000
Interest expense	(144,000)	(182,000)
Other	6,000	—

	68,000	(116,000)
Loss before income taxes	(3,307,000)	(4,017,000)
Income tax expense	28,000	—

Net loss	$(3,335,000)	$(4,017,000)

Net loss per share—basic	$(0.19)	$(0.22)

Net loss per share—diluted	$(0.19)	$(0.22)

Weighted average shares outstanding—basic	17,456,618	18,500,532

Weighted average shares outstanding—diluted	17,456,618	18,500,532

Comprehensive loss:
Net loss	$(3,335,000)	$(4,017,000)
Foreign currency translation adjustment	8,000	20,000
Unrealized loss on marketable securities available for sale	(15,000)	(14,000)

Comprehensive loss	$(3,342,000)	$(4,011,000)

See accompanying notes.

Optio Software, Inc.
Consolidated Condensed Statements of Operations
(Unaudited)

	Six Months Ended July 31,
	2000	2001
Revenue:
License fees	$9,273,000	$6,653,000
Services, maintenance, and other	10,298,000	11,348,000

	19,571,000	18,001,000
Costs of revenue:
License fees	606,000	282,000
Services, maintenance, and other	6,354,000	7,215,000

	6,960,000	7,497,000

	12,611,000	10,504,000
Operating expenses:
Sales and marketing	7,833,000	9,560,000
Research and development	2,622,000	2,910,000
General and administrative	2,896,000	4,085,000
Depreciation and amortization	2,934,000	4,375,000

	16,285,000	20,930,000

Loss from operations	(3,674,000)	(10,426,000)
Other income (expense):
Interest income	672,000	145,000
Interest expense	(193,000)	(326,000)
Other	23,000	13,000

	502,000	(168,000)
Loss before income taxes	(3,172,000)	(10,594,000)
Income tax expense	305,000	—

Net loss	$(3,477,000)	$(10,594,000)

Net loss per share—basic	$(0.20)	$(0.58)

Net loss per share—diluted	$(0.20)	$(0.58)

Weighted average shares outstanding—basic	17,325,063	18,300,626

Weighted average shares outstanding—diluted	17,325,063	18,300,626

Comprehensive loss:
Net loss	$(3,477,000)	$(10,594,000)
Foreign currency translation adjustment	(138,000)	(61,000)
Unrealized loss on marketable securities available for sale	(62,000)	(61,000)

Comprehensive loss	$(3,677,000)	$(10,716,000)

See accompanying notes.

Optio Software, Inc.
Consolidated Condensed Statement of Shareholders' Equity

	Common Stock			Accumulated Other Comprehensive Loss
			Accumulated Deficit		Unamortized Stock Compensation	Total Shareholders' Equity
	Shares	Amount
Balance at February 1, 2001	17,641,032	$49,557,000	$(14,187,000)	$(266,000)	$(57,000)	$35,047,000
Comprehensive loss, net of tax:
Net loss	—	—	(10,594,000)	—	—	(10,594,000)
Foreign currency translation adjustment	—	—	—	(61,000)	—	(61,000)
Unrealized loss on marketable securities available for sale	—	—	—	(61,000)	—	(61,000)
Comprehensive loss						(10,716,000)
Change in deferred compensation related to stock option terminations	—	(48,000)	—	—	17,000	(31,000)
Amortization of deferred compensation	—	—	—	—	17,000	17,000
Exercise of stock options	859,500	538,000	—	—	—	538,000

Balance at July 31, 2001	18,500,532	$50,047,000	$(24,781,000)	$(388,000)	$(23,000)	$24,855,000

See accompanying notes.

Optio Software, Inc.
Consolidated Condensed Statements of Cash Flows

	Six Months Ended July 31,
	2000	2001
Cash flows from operating activities:
Net loss	$(3,477,000)	$(10,594,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	469,000	651,000
Amortization of intangible assets	2,465,000	3,724,000
Provision for doubtful accounts	(116,000)	280,000
Write-down of ecIndX investment	—	200,000
Gain on sale of marketable securities	(10,000)	(18,000)
(Gain) loss on disposal of property and equipment	(12,000)	4,000
Non-cash compensation and interest	225,000	257,000
Deferred income taxes	(102,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(880,000)	1,796,000
Prepaid expenses and other current assets	(576,000)	(78,000)
Accounts payable	(87,000)	(1,584,000)
Accrued expenses	(1,535,000)	654,000
Income taxes payable	(124,000)	1,437,000
Deferred revenue	(636,000)	(121,000)

Net cash used in operating activities	(4,222,000)	(3,392,000)
Cash flows from investing activities:
Purchases of marketable securities	(60,000)	(20,000)
Proceeds from the sale of marketable securities	—	68,000
Proceeds from the sale of property and equipment	10,000	—
Purchases of property and equipment	(870,000)	(309,000)
Advances to related parties and shareholders	(1,000)	(2,000)
Acquisition of business, net of cash acquired	(24,889,000)	—

Net cash used in investing activities	(25,810,000)	(263,000)
Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(159,000)	(108,000)
Advances on the line of credit	—	7,975,000
Payments on the line of credit	—	(7,251,000)
Proceeds from exercise of stock options	225,000	538,000

Net cash used in financing activities	66,000	1,154,000
Impact of foreign currency rate fluctuations on cash	(110,000)	53,000
Net decrease in cash	(30,076,000)	(2,448,000)
Cash at beginning of period	46,826,000	8,748,000

Cash at end of period	$16,750,000	$6,300,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9,000	$58,000

Income taxes	$554,000	$—

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

    The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2001, included in the Company's Annual Report on Form 10-K, dated May 1, 2001, filed with the Securities and Exchange Commission. Results of operations for the three and six months ended July 31, 2001 are not necessarily indicative of the results for the entire year ended January 31, 2002.

New Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company anticipates adopting SFAS 142 in accordance with the provisions of the statement. SFAS 142 may not be applied retroactively. Substantially all of the Company's goodwill and intangible assets balance of $24.6 million as of July 31, 2001, was recorded in March 2000, in conjunction with the acquisition of Muscato Corporation and TransLink Solutions Corporation. The goodwill balance is being amortized over five years. The impact of the adoption as it relates to goodwill, which exists currently, is to eliminate amortization of goodwill expense beginning with the year ending January 31, 2003. In addition, should the carrying value of the Company's goodwill exceed the fair value of the Company, an impairment loss would be recognized.

    The Company is currently assessing the value of its goodwill and intangibles in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the six months ended July 31, 2001, the Company incurred losses, which might indicate that the carrying amounts of goodwill and intangible assets might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. The Company's estimate of undiscounted cash flows were based, in part, on the strategic plans of the business unit associated with the goodwill and intangible assets. Should the Company fail to execute such strategic plans, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value.

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

$33,000,000

    The technology is being amortized over an average estimated life of two years. The assembled workforce, customer base, and goodwill are amortized over estimated lives of five years.

    The pro forma effect of combining Muscato and TransLink with the Company's operations for the six months ended July 31, 2000 is as follows:

Revenue	$20,730,000
Net loss	(4,031,000)
Net loss per share — basic and diluted	$(0.23)
Weighted average shares outstanding — basic and diluted	17,325,063

4.  Net Loss per Share

    The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended July 31,
	2000	2001
Net loss	$(3,335,000)	$(4,017,000)

Weighted average shares outstanding—basic and diluted	17,456,618	18,500,532

Net loss per share—basic	$(0.19)	$(0.22)

Net loss per share—diluted	$(0.19)	$(0.22)

Potentially dilutive stock options, excluded from diluted net loss per share	8,092,744	1,841,558

	Six months ended July 31,
	2000	2001
Net loss	$(3,477,000)	$(10,594,000)

Weighted average shares outstanding—basic and diluted	17,325,063	18,300,626

Net loss per share—basic	$(0.20)	$(0.58)

Net loss per share—diluted	$(0.20)	$(0.58)

Potentially dilutive stock options, excluded from diluted net loss per share	8,645,959	2,491,130

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

    Segment information for the six months ended July 31, 2000 and 2001 is summarized below.

Six Months ended July 31, 2000	United States	France	United Kingdom	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,320,000	$426,000	$433,000	$94,000	$9,273,000	$—	$9,273,000
Services, maintenance and other	9,441,000	550,000	277,000	30,000	10,298,000	—	10,298,000
Intersegment revenue	207,000	23,000	—	—	230,000	(230,000)	—

Total revenue	17,968,000	999,000	710,000	124,000	19,801,000	(230,000)	19,571,000
Interest income	672,000	—	—	—	672,000	—	672,000
Interest expense	(193,000)	—	—	—	(193,000)	—	(193,000)
Depreciation and amortization	2,917,000	13,000	2,000	2,000	2,934,000	—	2,934,000
Income tax expense	214,000	1,000	90,000	—	305,000	—	305,000
Segment net income (loss)	(3,256,000)	(61,000)	232,000	(392,000)	(3,477,000)	—	(3,477,000)
Total segment assets	65,458,000	1,692,000	1,181,000	280,000	68,611,000	(2,127,000)	66,484,000
Expenditures for long-lived assets	25,686,000	40,000	—	33,000	25,759,000	—	25,759,000
Six Months ended July 31, 2001	United States	France	United Kingdom	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$5,991,000	$440,000	$206,000	$16,000	$6,653,000	$—	$6,653,000
Services, maintenance and other	10,392,000	567,000	339,000	50,000	11,348,000	—	11,348,000
Intersegment revenue	149,000	54,000	—	—	203,000	(203,000)	—

Total revenue	16,532,000	1,061,000	545,000	66,000	18,204,000	(203,000)	18,001,000
Interest income	133,000	11,000	—	1,000	145,000	—	145,000
Interest expense	(316,000)	(9,000)	(1,000)	—	(326,000)	—	(326,000)
Depreciation and amortization	4,336,000	23,000	11,000	5,000	4,375,000	—	4,375,000
Segment net loss	(9,783,000)	(465,000)	(29,000)	(317,000)	(10,594,000)	—	(10,594,000)
Total segment assets	46,325,000	1,509,000	1,251,000	238,000	49,323,000	(3,639,000)	45,684,000
Expenditures for long-lived assets	240,000	67,000	—	2,000	309,000	—	309,000

6.  Income Taxes

   The Company incurred a loss in the three and six months ended July 31, 2001. As a result, the Company evaluated the realizability of the resulting tax assets from carryback opportunities and recorded refundable income taxes to the extent of taxes previously paid. A valuation allowance has been recognized to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of the deferred tax assets because management's evaluation of all the available evidence in assisting the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of the future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. During the three months ended July 31, 2001, the Company received a refund of income taxes previously paid in the amount of $1,269,000.

7.  Investment in ecIndX.

    The Company invested $2.0 million in ecIndX, Inc., a supply chain collaboration vendor, in exchange for a minority interest in the company. An additional $209,000 of costs incurred related to making the investment were added to the basis of the investment. In conjunction with the investment, ecIndX, Inc. entered into the Company's standard software license agreement to purchase $1.0 million in software and related services, of which approximately $1,094,000 has been recognized to date. ecIndX, Inc. was founded and is partly owned by an individual who is a shareholder and director of the Company and who holds options to purchase 665,000 shares of the Company's common stock. During the three months ended April 30, 2001, management reassessed the value of this investment based on recent ecIndX stock transactions. As a result, the investment was written down $200,000 to a value of $2,009,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Optio Software, Inc. ("Optio" or the "Company") was incorporated in Georgia in 1981 as Technology Marketing, Inc., and changed its name to Xpoint Corporation in 1982, then to Optio Software, Inc. in 1997. The Company currently operates through three wholly-owned subsidiaries: Optio Software, Europe S.A. ("Optio Europe"), located in France, and its wholly-owned subsidiary Optio Software, UK Pvt. Limited ("Optio UK"), located in the United Kingdom; Optio Software, Asia Pacific, ("Optio Australia") located in Australia; and Muscato Corporation ("Muscato"), located in Orlando, Florida.

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

    In June 1999, Optio tested its first e-business product, Optio e.ComPresent™, which was then released in September 1999. In March 2000, Optio announced the initial release of its e.ComIntegrate™ product which provides organizations with the ability to conduct business-to-business e-commerce and participate in e-marketplaces through the creation, transformation and exchange of XML documents. In April 2000, Optio announced e.ComPayments™, the third product offering in its e.ComSeries™. Optio e.ComPayments represents Optio's full-scale payment platform providing comprehensive support for electronic and traditional payments. Finally, with the purchase of Muscato Corporation in March 2000, Optio added e.ComEngine™, which provides trading partner management, data routing, translation and transaction management for enterprises desiring to integrate data intra-and inter-enterprise.

    Optio also offers consulting services which provide customers with implementation assistance and training. In order to better serve customers and support the growth of its consulting business, the Company uses Optio certified independent consulting companies to help deliver consulting services to the Company's customer base.

    Optio markets and sells its software and services throughout the United States, Europe, and the Asian Pacific through its direct sales force and certified resellers. As of July 31, 2001, Optio had 54 sales and sales support personnel and approximately 75 resellers. Optio also offers consulting services which provide customers with implementation assistance and training. In the past, Optio has outsourced approximately 65-75% of its consulting services work to certified consulting partners. During the three months ended July 31, 2001, that percentage has decreased to approximately 40-45%. As of July 31, 2001, Optio had 49 internal consulting services personnel.

    As of July 31, 2001, Optio had over 4,000 customers worldwide using Optio's software and services. No single customer accounted for 10% or more of Optio's revenue for the three months ended July 31, 2001 or 2000.

    In March 2000, Optio purchased Muscato Corporation ("Muscato"), located in Orlando, Florida, providing Optio with a new business-to-business infrastructure software and technology, e.ComEngine. Although Muscato remains a wholly-owned subsidiary, it has been substantially integrated into the sales and support of not only Muscato's former products, but all of Optio's existing products as well. Optio also purchased Muscato's affiliate TransLink Solutions Corporation ("TransLink") which hosts the Muscato products in an ASP environment.

    The acquisitions of both Muscato and TransLink were accounted for as purchase transactions and thus, their results are reflected after the date of acquisition. The goodwill and other intangibles associated with these acquisitions are being amortized over periods of two to five years.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000

Revenues

    The following table sets forth certain items from the Company's statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended July 31,
	2000	2001
Revenue:
License fees	44%	40%
Services, maintenance and other	56	60

Total revenue	100	100

Costs of revenue:
License fees	2	1
Services, maintenance and other	38	33

Total cost of revenue	40	34

Gross profit	60	66
Operating expenses:
Sales and marketing	40	45
Research and development	14	15
General and administrative	18	24
Depreciation and amortization	21	23

Total operating expenses	93	107

Loss from operations	(33)	(41)
Interest and other income	1	(1)

Net loss	(32%)	(43%)

Revenues

    Total revenues decreased 8% to $9.4 million from $10.2 million for the three months ended July 31, 2001 and 2000, respectively.

License fees

    Revenues from licenses decreased 17% to $3.7 million from $4.5 million for the three months ended July 31, 2001 and 2000, respectively. As a result of the weak economy and weaker technology spending, the Company's software license revenue decreased compared to the same period in the prior year. However, the Company's software license revenue grew 29% over the prior quarter from $2.9 million in the three months ended April 30, 2001 to $3.7 million in the three months ended July 31, 2001. This increase was the result of improved efficiency of our smaller direct sales force.

    The company's average sales price during the three months ended July 31, 2001 decreased slightly to $81,000 from $109,000 in the prior quarter. A greater volume of license sales accounted for the increase in software license revenue from the three months ended April 30, 2001.

Services, maintenance and other

    Revenues from services, maintenance and other remained constant from the prior year at $5.7 million for both July 31, 2001 and 2000. Services revenue alone increased $260,000. Despite the decrease in license fee revenue, the overall increase in the Company's number of customers, coupled with on-going projects from prior quarters, resulted in a slight increase in implementation and other services revenue. Maintenance revenue remained constant between the three months ended July 31, 2001 and 2000 at $2.5 million. Other revenue decreased $220,000 primarily the result of a large equipment sale in the three months ended July 31, 2000.

Revenue Mix

    Revenues from licenses represented 40% and 44% of total revenue for the three months ended July 31, 2001 and 2000, respectively. The sales mix shift towards services revenue was due to the decline of the Company's license revenue in the three months ended July 31, 2001, while the Company's services, maintenance, and other revenue remained constant in conjunction with the increased number of customers and outstanding consulting projects.

Costs of Revenues

    Total costs of revenues decreased 20% to $3.3 million from $4.1 million in the three months ended July 31, 2001 and 2000, respectively.

Licenses

    Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for incorporation of third-party software products, and fees paid to referral partners. Costs of revenues from licenses decreased 48% to $112,000 from $215,000 for the three months ended July 31, 2001 and 2000, respectively. The decrease was primarily due to decreased referral partner fees from $120,000 in the three months ended July 31, 2000 to $5,000 in the three months ended July 31, 2001, as fewer sales were obtained through referral partners.

Services, maintenance and other

    Costs of revenues from services, maintenance and other consists of personnel, subcontract and other expenses relating to the cost of providing customer support, education and professional services. Costs of revenue from services, maintenance and other decreased 18% to $3.2 million from $3.9 million in the three months ended July 31, 2001 and 2000, respectively. Costs of revenues from services, maintenance and other decreased as a percentage of total revenue from 38% in 2000 to 33% in 2001. The decrease was primarily the result of the following: a) a decrease in the number of outsourcers used to assist in implementations, b) a decrease in the number of internal staff as a result of a reduction in force, and c) an allocation of certain services personnel to assist in the development of a new product, thus pushing their cost to research and development. In the past, Optio has outsourced approximately 65-75% of its consulting services work to certified consulting partners. During the three months ended July 31, 2001, that percentage decreased to approximately 40-45%. The use of outsourcers typically results in a lower gross margin on services revenue.

Operating Expenses

Sales and Marketing

    Sales and marketing expenses consist primarily of salaries, commission, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

    Sales and marketing expenses increased 3% to $4.2 million from $4.1 million for the three months ended July 31, 2001 and 2000, respectively. Sales and marketing expenses were 45% and 40% of total revenue for the same periods. The increase was primarily the result of severance costs associated with the Company's reduction in force. In addition, during the three months ended July 31, 2001, Optio incurred charges of approximately $150,000 related to the cancellation of its 2001 users conference.

Research and Development

    Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

    Research and development expenses decreased 5% to $1.3 million from $1.4 million in the three months ended July 31, 2001 and 2000, respectively, representing 15% and 14% of total revenue for the same periods. The decrease was primarily the result of a decrease in the use of outside independent consultants resulting from tighter expense control. This represented an approximately $86,000 savings compared to the three months ended July 31, 2000.

General and Administrative

    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also includes legal, accounting and other professional services.

    General and administrative expenses increased 22% to $2.3 million from $1.9 million for the three months ended July 31, 2001 and 2000, respectively. These expenses represent 24% and 18% of total revenue for the same periods. The increase in general administrative expenses as a percentage of revenue is primarily the result of (i) an increase in the Company's allowance for doubtful accounts receivable of approximately $650,000, (ii) a severance charge as a result of the Company's reductions in force, both offset by (iii) a significant savings in salaries and other expenses as a result of the Company's reduction in force completed during the first quarter.

Depreciation and Amortization

    Depreciation and amortization expense increased to $2.2 million from $2.1 million for the three months ended July 31, 2001 and 2000, respectively. This increase is due to an increase in depreciation expense resulting from normal additions to property and equipment.

Interest Income

    Interest income decreased to $66,000 from $206,000 in the three months ended July 31, 2001 and 2000, respectively. The Company invested an average cash balance of approximately $5.5 million during the three months ended July 31, 2001. In the same period of 2000, the Company invested an average cash balance of approximately $17.0 million.

Interest Expense

    Interest expense increased from $144,000 in the three months ended July 31, 2000 to $182,000 in the three months ended July 31, 2001 primarily the result of interest incurred on new leases the

Company entered into during the year. Interest expense primarily represents interest on the promissory notes given in connection with the acquisitions of Muscato and TransLink.

Income Tax Expense

    The provision for income taxes was $0 and $28,000 for the three months ended July 31, 2001 and 2000, respectively. The tax expense incurred in the three months ended July 31, 2000 resulted from the Company's foreign operations. During the three months ended July 31, 2001, the Company incurred a loss for which a tax benefit was not recorded. The Company evaluated the realizability of the resulting tax assets from carryback opportunities and has recorded refundable income taxes to the extent of taxes previously paid. A valuation allowance has been recorded related to deferred tax assets based on management's assessment that the assets are not more likely than not to be realized.

RESULTS OF OPERATIONS

Six Months Ended July 31, 2001 Compared to Six Months Ended July 31, 2000

Revenues

    The following table sets forth certain items from the Company's statements of operations as a percentage of total revenue for the periods indicated.

	Six Months Ended July 31,
	2000	2001
Revenue:
License fees	47%	37%
Services, maintenance and other	53	63

Total revenue	100	100

Costs of revenue:
License fees	3	2
Services, maintenance and other	32	40

Total cost of revenue	35	42

Gross profit	65	58
Operating expenses:
Sales and marketing	40	53
Research and development	13	16
General and administrative	15	23
Depreciation and amortization	15	24

Total operating expenses	83	116

Loss from operations	(18)	(58)
Interest and other income	2	(1)

Loss before income taxes	(16)	(59)
Income taxes	2	0

Net loss	(18%)	(59%)

Revenues

    Total revenues decreased 8% to $18.0 million from $19.6 million for the six months ended July 31, 2001 and 2000, respectively.

License fees

    Revenues from licenses decreased 39% to $6.7 million from $9.3 million for the six months ended July 31, 2001 and 2000, respectively. The Company's software license revenue has suffered as a result of the following: (i) poor execution and follow through on integrating the Muscato acquisition and its products, creating confusion of sales effort and focus, and thus negatively impacting revenues, coupled with (ii) weaker technology spending as a result of the weak economy.

Services, maintenance and other

    Revenues from services, maintenance and other increased 10% to $11.3 million from $10.3 million in the six months ended July 31, 2001 and 2000, respectively. Services revenue alone increased $250,000. Despite the decrease in license fee revenue, the overall increase in the Company's number of customers, coupled with on-going projects from prior quarters, resulted in a slight increase in implementation and other services revenue. Maintenance revenue increased significantly to $5.0 million from $4.1 million in the six months ended July 31, 2001 and 2000, respectively. The overall increase in the Company's number of customers, both through new sales and through the acquisition of Muscato in March 2000, has resulted in increased technical support. Other revenue decreased $100,000 primarily the result of a large equipment sale in the six months ended July 31, 2000 offset by the addition of processing revenue beginning in April 2000 after the acquisition of Muscato.

Revenue Mix

    Revenues from licenses represented 37% and 47% of total revenue for the six months ended July 31, 2001 and 2000, respectively. The sales mix shift towards services revenue was due to the decline of the Company's license revenue in the six months ended July 31, 2001, while the Company's services, maintenance, and other revenue increased as a result of the increased number of customers and outstanding consulting projects as well as the addition of consulting and maintenance revenue following the acquisition of Muscato in March 2000.

Costs of Revenues

    Total costs of revenues increased 8% to $7.5 million from $7.0 million in the six months ended July 31, 2001 and 2000, respectively.

Licenses

    Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for incorporation of third-party software products, and fees paid to referral partners. Costs of revenues from licenses decreased 53% to $282,000 from $606,000 for the six months ended July 31, 2001 and 2000, respectively. The decrease was primarily due to decreased referral partner fees from $384,000 in the six months ended July 31, 2000 to $38,000 in the six months ended July 31, 2001, as fewer sales were obtained through referral partners.

Services, maintenance and other

    Costs of revenues from services, maintenance and other consists of personnel, subcontract and other expenses relating to the cost of providing customer support, education and professional services. Costs of revenue from services, maintenance and other increased 14% to $7.2 million from $6.4 million in the six months ended July 31, 2001 and 2000, respectively. Costs of revenues from services, maintenance and other increased as a percentage of total revenue from 32% in 2000 to 40% in 2001. This increase is directly attributable to the significant increase in consulting services personnel obtained with the acquisition of Muscato. Total consulting services personnel increased from 63 just prior to the acquisition of Muscato in March 2000 to 101 as of April 30, 2001. In April of 2001, the Company

began to reduce its services personnel, however, it still maintained a greater number of employees than before the acquisition of Muscato. In addition, at the beginning of the three months ended July 31, 2001, the Company began reducing its use of outsourcers, which typically bring a lower gross margin than performing the work internally. However, this shift was not in effect long enough to make a significant effect on the six months ended July 31, 2001, thus cost of services, maintenance and other revenue still increased from the same period in the prior year.

Operating Expenses

Sales and Marketing

    Sales and marketing expenses consist primarily of salaries, commission, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

    Sales and marketing expenses increased 22% to $9.6 million from $7.8 million for the six months ended July 31, 2001 and 2000, respectively. Sales and marketing expenses were 53% and 40% of total revenue for the same periods. The increase was primarily the result of the following: (i) committing additional monies to marketing and advertising programs to capitalize on the opportunity the Company forsaw with its e.comSeries of products; (ii) amounts spent on the Company's annual sales seminar in the three months ended April 30, 2001, resulting in approximately $200,000 in additional expense over the previous year's annual sales seminar; (iii) severance costs associated with the Company's reductions in force; and (iv) charges of approximately $150,000 incurred in the three months ended July 31, 2001 related to the cancellation of the Company's 2001 users conference.

Research and Development

    Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

    Research and development expenses increased 11% to $2.9 million from $2.6 million in the six months July 31, 2001 and 2000, respectively, representing 16% and 13% of total revenue for the same periods. The increase is primarily the result of the addition of the Muscato research and development team in March 2000.

General and Administrative

    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also includes legal, accounting and other professional services.

    General and administrative expenses increased 41% to $4.1 million from $2.9 million for the six months ended July 31, 2001 and 2000, respectively. These expenses represent 23% and 15% of total revenue for the same periods. The increase in general and administrative expenses as a percentage of revenue is primarily the result of (i) an increase in the Company's allowance for doubtful accounts receivable of approximately $825,000, (ii) the addition of the expenses of Muscato and TransLink subsequent to their acquisition dates, (iii) a write-down of the investment in ecIndX, Inc. of approximately $200,000, and (iv) severance charges as a result of the Company's reductions in force.

Depreciation and Amortization

    Depreciation and amortization expense increased to $4.4 million from $2.9 million for the six months ended July 31, 2001 and 2000, respectively. This increase is due to the additional amortization expense resulting from the purchase of Muscato and TransLink on March 27, 2000.

Interest Income

    Interest income decreased to $145,000 from $672,000 in the six months ended July 31, 2001 and 2000, respectively. The Company invested approximately $46.0 million just prior to the acquisition of Muscato and TransLink in March 2000. A portion of the purchase price was $25.0 million in cash, thus significantly reducing the Company's cash balances and resulting interest income.

Interest Expense

    Interest expense increased from $193,000 in the six months ended July 31, 2000 to $326,000 in the six months ended July 31, 2001 primarily the result of interest incurred on the promissory notes given in connection with the acquisition of Muscato in March 2000 and on new leases the Company entered into during the year.

Income Tax Expense

    The provision for income taxes was $0 and $305,000 for the six months ended July 31, 2001 and 2000, respectively. The tax expense incurred in the six months ended July 31, 2000 resulted from non-deductible losses from the Company's foreign operations. During the six months ended July 31, 2001, the Company incurred a loss for which a tax benefit was not allowed. The Company evaluated the realizability of the resulting tax assets from carryback opportunities and has recorded refundable income taxes to the extent of taxes previously paid. A valuation allowance has been recorded related to deferred tax assets based on management's assessment that the assets are not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 2001 and 2000 the Company had $6.3 million and $16.7 million, respectively, of cash and cash equivalents.

    The following table sets forth certain selected statements of cash flow information for the six months ended July 31, 2001:

Net cash used in operations	$(3,392,000)
Net cash used in investing activities	(263,000)
Net cash provided by financing activities	1,154,000
Net decrease in cash and cash equivalents	(2,448,000)

    Cash used in operations was the result of a $10.6 million loss which was offset by the add-back of non-cash depreciation and amortization expense of $4.4 million. The Company improved collections on accounts receivable, resulting in a cash inflow of $1.8 million. In addition, the Company received its federal income tax refund of $1.3 million. Finally, the Company significantly reduced accounts payable primarily through cost savings, resulting in a use of cash of $1.6 million. In investing activities, the Company used $309,000 in the purchase of property and equipment in the ordinary course of business. The Company's financing activities included the receipt of $538,000 in connection with the exercise of stock options and net borrowings on the Company's line of credit and payments of notes payable and capital lease obligations of $616,000.

    Optio has promissory notes payable to the former shareholders of Muscato in the amount of $7.8 million, which are due and payable on March 27, 2030.

    On March 29, 2001, the Company entered into a line of credit agreement with Branch Banking and Trust Company for a $5.0 million line of credit. The line of credit, which matures on March 29, 2002, bears interest at prime rate plus 0.50% and is collateralized by accounts receivable, equipment, general intangibles and other assets as defined in the agreement. The Company may borrow up to the lesser of $5,000,000 or 70% of the Company's eligible receivables, as defined in the agreement. The agreement contains various covenants, including tangible net worth and earnings before interest, taxes, depreciation and amortization requirements and restrictions on dividends. As of July 31, 2001, the Company had $724,000 outstanding on the line of credit.

    The Company intends to finance its future operations and growth through a combination of product revenues, borrowings available under the line of credit and private debt or equity financing. Based on its current available reserves, the Company believes that during the year ending January 31, 2002, it may have to secure outside funding from strategic partners. There can be no assurance that the Company will be successful in raising the anticipated additional capital on favorable terms, or at all, and failure to raise such capital could result in a material adverse effect on the Company's ability to meet its business objectives.

NEW PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company anticipates adopting SFAS 142 in accordance with the provisions of the statement. SFAS 142 may not be applied retroactively. Substantially all of the Company's goodwill and intangible assets balance of $24.6 million as of July 31, 2001, was recorded in March 2000, in conjunction with the acquisition of Muscato Corporation and TransLink Solutions Corporation. The goodwill balance is being amortized over five years. The impact of the adoption as it relates to goodwill, which exists currently, is to eliminate amortization of goodwill expense beginning with the year ending January 31, 2003. In addition, should the carrying value of the Company's goodwill exceed the fair value of the Company, an impairment loss would be recognized.

    The Company is currently assessing the value of its goodwill and intangibles in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the six months ended July 31, 2001, the Company incurred losses, which might indicate that the carrying amounts of goodwill and intangible assets might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. The Company's estimate of undiscounted cash flows were based, in part, on the strategic plans of the business unit associated with the goodwill and intangible assets. Should the Company fail to execute such strategic plans, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Company held its Annual Meeting of Shareholders on June 21, 2001. There were present at the Annual Meeting, in person or by proxy, holders of 18,499,698 shares of common stock entitled to vote.

  (b)
  The following directors were elected to hold office for a term as designated below or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld
Elected to hold office until the 2003 Annual Meeting:
David Dunn-Rankin	14,934,629	55,071
David T. Leach	14,942,825	46,875
  (c)
  The appointment of Ernst & Young LLP as Optio Software, Inc.'s independent public accountants for the fiscal year ending January 31, 2002, was ratified with 14,953,627 affirmative votes cast, 24,803 negative votes cast and 11,270 abstentions.

ITEM 5. OTHER INFORMATION

    Our common stock is quoted on the Nasdaq National Market System. In order to remain listed on this market, we must meet Nasdaq's listing maintenance standards. Nasdaq listing maintenance requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, and maintaining a minimum bid price of $1.00 per share for shares of our common stock. The minimum bid price of our common stock is currently below $1.00. On April 25, 2001, we received a notice from Nasdaq that our common stock had failed to maintain a $1.00 minimum bid price for 30 consecutive trading days and we would have a 90 day grace period in which to return to compliance. On July 25, 2001, we received an additional notice from Nasdaq that, because our common stock had not maintained the $1.00 minimum bid price during the grace period, Nasdaq intended to proceed with the delisting of our common stock. We filed an appeal of this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. We were granted the appeal and the delisting process was stopped until after the outcome of the hearing was determined. The hearing was held on September 7, 2001 at which time the Company proposed a plan for returning to compliance with Nadaq's listing maintenance requirements and requested additional time to implement such plan. Nasdaq has not yet responded to our proposed plan.

    On August 9, 2001, the Company issued a press release announcing the election of Warren Neuburger, the Company's President and Chief Executive Officer, to the Company's Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10.1
Transition Services Agreement between C. Wayne Cape and Optio Software, Inc.

99.1
Safe Harbor Compliance Statement for Forward-Looking Statements

(b)
Reports on Form 8-K

    On May 10, 2001, the Company filed a report on Form 8-K to report that the Company had issued a press release announcing the appointment of Warren K. Neuburger at its new President and Chief Operating Officer.

    On July 9, 2001, the Company filed a report on Form 8-K to announce the appointment of Warren K. Neuburger as its Chief Executive Officer, in addition to his roles as President and Chief Operating Officer.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of September, 2001.

OPTIO SOFTWARE, INC.
By:	/s/ F. BARRON HUGHES F. Barron Hughes Chief Financial Officer

QuickLinks

OPTIO SOFTWARE, INC. FORM 10-Q For the Quarterly Period Ended July 31, 2001 TABLE OF CONTENTS
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