Form 10-Q
period 2001-10-31
OPTIO SOFTWARE INC
filed 2001-12-14
CIK 1096689

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-15529

OPTIO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1435435
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3015 Windward Plaza, Fairways II, Alpharetta, GA	30005
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (770) 576-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

There were 18,533,232 shares of the Registrant's common stock outstanding as of December 11, 2001.

OPTIO SOFTWARE, INC.
FORM 10-Q

For the Quarterly Period Ended October 31, 2001

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.'s (the "Company") anticipated costs and expenses, capital needs and financing plans, product and service development, growth strategies, market demand for the Company's products and services, relationships with the Company's strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. The Company's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with the Company's reliance on strategic marketing and reseller relationships, fluctuations in operating results because of acquisitions or divestitures, changes in competition, delays in developing new software, disputes regarding the Company's intellectual property, risks associated with the Company's ability to generate cash flows sufficient to continue for twelve months, risks relating to the potential delisting of the Company's stock, or risks associated with the Company's international operations. These and additional factors are set forth in "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to this Quarterly Report on Form10-Q. You should carefully review these risks and additional risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the latest Annual Report on Form 10-K that the Company has filed. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.
Consolidated Condensed Balance Sheets

	January 31, 2001	October 31, 2001
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,748,000	$5,779,000
Marketable securities	339,000	229,000
Accounts receivable, net	9,962,000	8,455,000
Prepaid expenses and other current assets	1,225,000	887,000
Notes receivable from related party, net	600,000	—
Income taxes receivable	1,415,000	—

Total current assets	22,289,000	15,350,000
Property and equipment, net	2,656,000	2,389,000
Other assets:
Note receivable and advances to shareholders	123,000	126,000
Investment in ecIndX	2,209,000	2,009,000
Intangible assets, net	28,436,000	11,841,000
Other	125,000	143,000

Total assets	$55,838,000	$31,858,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,682,000	$1,470,000
Accrued expenses	2,623,000	3,114,000
Income taxes payable	—	20,000
Current portion of notes payable to related parties	53,000	53,000
Current portion of capital lease obligations	125,000	135,000
Line of credit	—	291,000
Deferred revenue	6,969,000	6,814,000

Total current liabilities	12,452,000	11,897,000
Notes payable to related parties, less current portion	8,000,000	7,836,000
Capital lease obligations, less current portion	261,000	474,000
Deferred revenue	78,000	120,000
Shareholders' equity:
Common stock	49,557,000	50,067,000
Accumulated deficit	(14,187,000)	(38,137,000)
Accumulated other comprehensive loss	(266,000)	(382,000)
Unamortized stock compensation	(57,000)	(17,000)

Total shareholders' equity	35,047,000	11,531,000

Total liabilities and shareholders' equity	$55,838,000	$31,858,000

See accompanying notes.

Optio Software, Inc.
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended October 31,
	2000	2001
Revenue:
License fees	$3,189,000	$3,766,000
Services, maintenance, and other	5,162,000	5,905,000

	8,351,000	9,671,000
Costs of revenue:
License fees	158,000	69,000
Services, maintenance, and other	3,655,000	2,600,000

	3,813,000	2,669,000

	4,538,000	7,002,000
Operating expenses:
Sales and marketing	4,689,000	3,213,000
Research and development	1,390,000	1,601,000
General and administrative	1,475,000	2,352,000
Impairment of intangibles	—	10,899,000
Depreciation and amortization	2,128,000	2,186,000

	9,682,000	20,251,000

Loss from operations	(5,144,000)	(13,249,000)
Other income (expense):
Interest income	177,000	64,000
Interest expense	(142,000)	(160,000)
Other	11,000	3,000

	46,000	(93,000)
Loss before income taxes	(5,098,000)	(13,342,000)
Income tax expense	35,000	13,000

Net loss	$(5,133,000)	$(13,355,000)

Net loss per share — basic	$(0.29)	$(0.72)

Net loss per share — diluted	$(0.29)	$(0.72)

Weighted average shares outstanding — basic	17,621,398	18,524,884

Weighted average shares outstanding — diluted	17,621,398	18,524,884

Comprehensive loss:
Net loss	$(5,133,000)	$(13,355,000)
Foreign currency translation adjustment	(107,000)	24,000
Unrealized loss on marketable securities available for sale	(21,000)	(19,000)

Comprehensive loss	$(5,261,000)	$(13,350,000)

See accompanying notes.

Optio Software, Inc.
Consolidated Condensed Statements of Operations
(Unaudited)

	Nine Months Ended October 31,
	2000	2001
Revenue:
License fees	$12,462,000	$10,419,000
Services, maintenance, and other	15,460,000	17,252,000

	27,922,000	27,671,000
Costs of revenue:
License fees	764,000	351,000
Services, maintenance, and other	10,009,000	9,815,000

	10,773,000	10,166,000

	17,149,000	17,505,000
Operating expenses:
Sales and marketing	12,522,000	12,773,000
Research and development	4,012,000	4,511,000
General and administrative	4,371,000	6,437,000
Impairment of intangibles	—	10,899,000
Depreciation and amortization	5,062,000	6,561,000

	25,967,000	41,181,000

Loss from operations	(8,818,000)	(23,676,000)
Other income (expense):
Interest income	849,000	209,000
Interest expense	(335,000)	(486,000)
Other	34,000	16,000

	548,000	(261,000)
Loss before income taxes	(8,270,000)	(23,937,000)
Income tax expense	341,000	13,000

Net loss	$(8,611,000)	$(23,950,000)

Net loss per share — basic	$(0.49)	$(1.30)

Net loss per share — diluted	$(0.49)	$(1.30)

Weighted average shares outstanding — basic	17,424,562	18,376,337

Weighted average shares outstanding — diluted	17,424,562	18,376,337

Comprehensive loss:
Net loss	$(8,611,000)	$(23,950,000)
Foreign currency translation adjustment	(245,000)	(35,000)
Unrealized loss on marketable securities available for sale	(81,000)	(81,000)

Comprehensive loss	$(8,937,000)	$(24,066,000)

See accompanying notes.

Optio Software, Inc.
Consolidated Condensed Statement of Shareholders' Equity
(Unaudited)

	Common Stock
			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Unamortized Stock Compensation	Total Shareholders' Equity
	Shares	Amount
Balance at February 1, 2001	17,641,032	$49,557,000	$(14,187,000)	$(266,000)	$(57,000)	$35,047,000
Comprehensive loss, net of tax:
Net loss	—	—	(23,950,000)	—	—	(23,950,000)
Foreign currency translation adjustment	—	—	—	(35,000)	—	(35,000)
Unrealized loss on marketable securities available for sale	—	—	—	(81,000)	-	(81,000)

Comprehensive loss						(24,066,000)
Change in deferred compensation related to stock option terminations	—	(48,000)	—	—	17,000	(31,000)
Amortization of deferred compensation	—	—	—	—	23,000	23,000
Exercise of stock options	892,200	558,000	—	—	—	558,000

Balance at October 31, 2001	18,533,232	$50,067,000	$(38,137,000)	$(382,000)	$(17,000)	$11,531,000

See accompanying notes.

Optio Software, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2000	2001
Cash flows from operating activities:
Net loss	$(8,611,000)	$(23,950,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	747,000	987,000
Amortization of intangible assets	4,315,000	5,575,000
Impairment of intangible assets	—	10,899,000
Provision for doubtful accounts	(231,000)	905,000
Write-down of ecIndx investment	—	200,000
Gain on sale of marketable securities	(10,000)	—
(Gain) loss on disposal of property and equipment	(10,000)	6,000
Non-cash compensation and interest	628,000	395,000
Deferred income taxes	(101,000)	—
Changes in operating assets and liabilities:
Accounts receivable	275,000	1,240,000
Prepaid expenses and other current assets	(501,000)	119,000
Accounts payable	660,000	(1,188,000)
Accrued expenses	(1,926,000)	80,000
Income taxes payable	(289,000)	1,392,000
Deferred revenue	(1,204,000)	(94,000)

Net cash used in operating activities	(6,258,000)	(3,434,000)
Cash flows from investing activities:
Purchases of marketable securities	(90,000)	(20,000)
Proceeds from the sale of marketable securities	—	68,000
Proceeds from the sale of property and equipment	10,000	—
Purchases of property and equipment	(1,207,000)	(330,000)
Advances to related parties and shareholders	(2,000)	(3,000)
Investment in EcIndx	(2,189,000)
Acquisition of business, net of cash acquired	(24,889,000)	—

Net cash used in investing activities	(28,367,000)	(285,000)
Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(251,000)	(137,000)
Advances on the line of credit	—	13,569,000
Payments on the line of credit	—	(13,297,000)
Proceeds from exercise of stock options	230,000	558,000

Net cash (used in) provided by financing activities	(21,000)	693,000
Impact of foreign currency rate fluctuations on cash	(151,000)	57,000
Net decrease in cash	(34,797,000)	(2,969,000)
Cash at beginning of period	46,826,000	8,748,000

Cash at end of period	$12,029,000	$5,779,000

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$23,000	$86,000

Income taxes	$570,000	$(1,504,000)

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

2.  Basis of Presentation

Interim Financial Information

    The accompanying interim consolidated condensed financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim period and year-to-date periods reported have been made and are of a normal recurring nature.

    The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 31, 2001, included in the Company's Annual Report on Form 10-K, dated May 1, 2001, filed with the Securities and Exchange Commission. Results of operations for the three and nine months ended October 31, 2001 are not necessarily indicative of the results for the entire year ending January 31, 2002.

New Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company anticipates adopting SFAS 142 in accordance with the provisions of the statement on February 1, 2002. SFAS 142 may not be applied retroactively. Substantially all of the Company's goodwill and intangible assets balance of $11.8 million as of October 31, 2001, was recorded in March 2000, in conjunction with the acquisition of Muscato Corporation and TransLink Solutions Corporation. The goodwill balance is being amortized over five years. The impact of the adoption as it relates to goodwill, which exists currently, is to eliminate amortization of goodwill expense beginning with the year ending January 31, 2003. In addition, should the carrying value of the Company's goodwill exceed the fair value of the related assets, an impairment loss would be recognized.

    The Company is currently assessing the value of its goodwill and intangibles in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. On December 4, 2001, the Company sold its Muscato Corporation business units and the assets the Company originally acquired from TransLink Solutions Corporation. As a result, an impairment charge of $10.9 million was recorded during the three months ended October 31, 2001 to record the value of intangible assets resulting from the acquisition of these business units at their fair value based on the ultimate sales price.

    The Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 supercedes the provisions of APB Option No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under this statement, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. The standard is effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

3.  Acquisition

    On March 27, 2000, the Company purchased all of the outstanding capital stock of Muscato Corporation ("Muscato"), thereby making Muscato a wholly-owned subsidiary of the Company. In addition, on the same date, the Company purchased substantially all of the assets of TransLink Solutions Corporation ("TransLink"), an affiliate of Muscato. The consideration paid to the shareholders of Muscato was $28.0 million, of which $20.0 million was paid in cash at the closing. The Company issued promissory notes for the remaining $8.0 million, which was due and payable on March 27, 2030. During the three months ended April 30, 2001, the notes payable were adjusted for the settlement of unrecorded liabilities deductible from the notes payable, resulting in new notes payable balance of $7.8 million. The purchase price for the assets acquired from TransLink was $5.0 million in cash paid to TransLink at closing.

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

    The pro forma effect of combining Muscato and TransLink with the Company's operations for the nine months ended October 31, 2000 is as follows:

Revenue	$29,081,000
Net loss	(9,922,000)
Net loss per share — basic and diluted	$(0.57)
Weighted average shares outstanding — basic and diluted	17,424,562

    The Muscato and TransLink businesses were sold subsequent to the quarter ended October 31, 2001, resulting in a $10.9 million impairment charge. See Note 8.

4.  Net Loss per Share

    The following table sets forth the computation of net loss per share:

	Three months ended October 31,
	2000	2001
Net loss	$(5,133,000)	$(13,355,000)

Weighted average shares outstanding — basic and diluted	17,621,398	18,524,884

Net loss per share — basic and diluted	$(0.29)	$(0.72)

Potentially dilutive stock options, excluded from diluted net loss per share	6,552,154	1,786,899

	Nine months ended October 31,
	2000	2001
Net loss	$(8,611,000)	$(23,950,000)

Weighted average shares outstanding — basic and diluted	17,424,562	18,376,337

Net loss per share — basic and diluted	$(0.49)	$(1.30)

Potentially dilutive stock options, excluded from diluted net loss per share	8,350,071	2,164,084

5.  Segment and Geographic Information

    The Company is organized around geographic areas. The Company operates in four geographic segments, the United States, France, the United Kingdom and Australia. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies as described in the summary of significant accounting policies of the Company's Form 10-K are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

    Segment information for the nine months ended October 31, 2000 and 2001 is summarized below.

Nine Months ended October 31, 2000	United States	France	United Kingdom	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$11,110,000	$584,000	$640,000	$128,000	$12,462,000	$—	$12,462,000
Services, maintenance and other	14,139,000	757,000	504,000	60,000	15,460,000	—	15,460,000
Intersegment revenue	377,000	160,000	—	—	537,000	(537,000)	—

Total revenue	25,626,000	1,501,000	1,144,000	188,000	28,459,000	(537,000)	27,922,000
Interest income	849,000	—	—	—	849,000	—	849,000
Interest expense	(334,000)	(1,000)	—	—	(335,000)	—	(335,000)
Depreciation and amortization	5,031,000	24,000	3,000	4,000	5,062,000	—	5,062,000
Income tax expense	213,000	1,000	127,000	—	341,000	—	341,000
Segment net income (loss)	(7,900,000)	(316,000)	312,000	(707,000)	(8,611,000)	—	(8,611,000)
Total segment assets	60,778,000	1,311,000	1,292,000	203,000	63,584,000	(2,551,000)	61,033,000
Expenditures for long-lived assets	1,102,000	70,000	—	35,000	1,207,000	—	1,207,000
Nine Months ended October 31, 2001	United States	France	United Kingdom	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$9,094,000	$813,000	$420,000	$92,000	$10,419,000	$—	$10,419,000
Services, maintenance and other	15,714,000	910,000	547,000	81,000	17,252,000	—	17,252,000
Intersegment revenue	296,000	104,000	10,000	—	410,000	(410,000)	—

Total revenue	25,104,000	1,827,000	977,000	173,000	28,081,000	(410,000)	27,671,000
Interest income	179,000	26,000	3,000	1,000	209,000	—	209,000
Interest expense	(474,000)	(11,000)	(1,000)	—	(486,000)	—	(486,000)
Depreciation and amortization	6,500,000	34,000	19,000	8,000	6,561,000	—	6,561,000
Segment net loss	(23,340,000)	(266,000)	32,000	(376,000)	(23,950,000)	—	(23,950,000)
Total segment assets	32,293,000	1,868,000	1,293,000	298,000	35,752,000	(3,894,000)	31,858,000
Expenditures for long-lived assets	249,000	79,000	—	2,000	330,000	—	330,000

6.  Income Taxes

    The Company incurred a loss in the three and nine months ended October 31, 2001. As a result, the Company evaluated the realizability of the resulting tax assets from carryback opportunities and recorded refundable income taxes to the extent of taxes previously paid. A valuation allowance has been recognized to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of the deferred tax assets because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of the future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. During the nine months ended October 31, 2001, the Company received a refund of income taxes previously paid in the amount of $1.5 million.

7.  Investment in ecIndX

    The Company invested $2.0 million in ecIndX, Inc., a supply chain collaboration vendor, in exchange for a minority interest in the company. An additional $209,000 of costs incurred related to making the investment were added to the basis of the investment. In conjunction with the investment, ecIndX, Inc. entered into the Company's standard software license agreement to purchase $1.0 million in software and related services, of which approximately $1.1 million has been recognized to date. EcIndX, Inc. was founded and is partly owned by an individual who is a shareholder and director of the Company and who holds options to purchase 665,000 shares of the Company's common stock. During the three months ended April 30, 2001, management reassessed the value of this investment based on recent ecIndx stock transactions. As a result, the investment was written down $200,000 to a value of $2.0 million.

8.  Subsequent Events

    On December 4, 2001, the Company sold its Muscato and TransLink business units to M2 Systems Corporation. The stock of Muscato was sold for consideration of $250,000 cash, a note receivable of $3.25 million and the retirement of the long-term notes in the aggregate amount of $8.8 million in principal and interest related to the original purchase of Muscato. The assets of the TransLink business unit were sold for a note receivable of $750,000. As a result, an impairment charge of $10.9 million was recorded during the three months ended October 31, 2001 to record the value of intangible assets resulting from the acquisition of these business units at their fair value based on the ultimate sales price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Optio Software, Inc. ("Optio", or the "Company") was incorporated in Georgia in 1981 as Technology Marketing, Inc., and changed its name to Xpoint Corporation in 1982, then to Optio Software, Inc. in 1997. The Company currently operates through three wholly-owned subsidiaries: Optio Software, Europe S.A. ("Optio Europe"), located in France, and its wholly-owned subsidiary Optio Software, UK Pvt. Limited ("Optio UK"), located in the United Kingdom; Optio Software, Asia Pacific, ("Optio Australia") located in Australia; and Muscato Corporation ("Muscato"), located in Orlando, Florida. On December 4, 2001, Optio sold the Muscato subsidiary to M2 Systems Corporation.

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

    In June 1999, Optio tested its first e-business product, Optio e.ComPresent, which was then released in September 1999. In March 2000, Optio announced the initial release of its e.ComIntegrate™ product which provides organizations with the ability to conduct business-to-business e-commerce and participate in e-marketplaces through the creation, transformation and exchange of XML documents. In April 2000, Optio announced e.ComPayments™, the third product offering in its e.ComSeries™. Optio e.ComPayments represents Optio's full-scale payment platform providing comprehensive support for electronic and traditional payments. Finally, with the purchase of Muscato in March 2000, Optio added e.ComEngine, which provides trading partner management, data routing, translation and transaction management for enterprises desiring to integrate data intra- and inter-enterprise. With the subsequent sale of Muscato on December 4, 2001, Optio transferred ownership of the e.ComEngine product to M2 Systems Corporation. Optio and M2 Systems Corporation agreed to enter into a Reseller Agreement allowing Optio to resell the e.ComEngine product.

    Optio also offers consulting services which provide customers with implementation assistance and training. In order to better service customers and support the growth of its consulting business, the Company uses Optio certified independent consulting companies to help deliver consulting services to the Company's customer base.

    Optio markets and sells its software and services throughout the United States, Europe, and the Asian Pacific through its direct sales force and certified resellers. As of October 31, 2001, Optio had 51 sales and sales support personnel and approximately 75 resellers. Optio also offers consulting services which provide customers with implementation assistance and training. In the past, Optio has outsourced approximately 65-75% of its consulting services work to certified consulting partners. During the three months ended July 31, 2001, that percentage decreased to approximately 40-45% and during the three months ended October 31, 2001, decreased even further to approximately 25-35%. As of October 31, 2001, Optio had 47 internal consulting services personnel.

    As of October 31, 2001, Optio had over 4,000 customers worldwide using Optio's software and services. No single customer accounted for 10% or more of Optio's revenue for the three months ended October 31, 2001 or 2000.

    In March 2000, Optio purchased Muscato, providing Optio with a new business-to-business infrastructure software and technology, e.ComEngine. Although Muscato remained a wholly-owned subsidiary, it was substantially integrated into the sales and support of not only Muscato's former products, but all of Optio's existing products as well. Optio also purchased the assets of Muscato's affiliate TransLink which hosts the Muscato products in an ASP environment.

    The acquisitions of both Muscato and the TransLink assets were accounted for as purchase transactions and thus, their results are reflected in the Company's consolidated financial statements from the date of acquisition. The goodwill and other intangibles associated with these acquisitions are being amortized over periods of two to five years.

    On December 4, 2001, Optio sold the Muscato and TransLink businesses to M2 Systems Corporation.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2001 Compared to Three Months Ended October 31, 2000

Revenues

    The following table sets forth certain items from the Company's statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended October 31,
	2000	2001
Revenue:
License fees	38%	39%
Services, maintenance and other	62	61

Total revenue	100	100

Costs of revenue:
License fees	2	1
Services, maintenance and other	44	27

Total cost of revenue	46	28

Gross profit	54	72
Operating expenses:
Sales and marketing	56	33
Research and development	17	17
General and administrative	18	24
Impairment of intangibles	—	113
Depreciation and amortization	26	23

Total operating expenses	116	210

Loss from operations	(62)	(137)
Interest and other income (expense)	1	(1)

Net loss	(62%)	(138%)

Revenues

    Total revenues increased 16% to $9.7 million from $8.4 million for the three months ended October 31, 2001 and 2000, respectively.

License fees

    Revenues from licenses increased 18% to $3.8 million from $3.2 million for the three months ended October 31, 2001 and 2000, respectively. During the three months ended October 31, 2000, the Company experienced substantial turnover in its sales organization. As the Company was transitioning from strictly distributed output management ("DOM") products to a combination of DOM and e-business products, many sales personnel had difficulty integrating the sales efforts for the new e.ComSeries of products, resulting in significant turnover. As a result, software sales during the three months ended October 31, 2000 suffered. Despite the weak economy and weaker technology spending, license revenue has increased during the three months ended October 31, 2001 as a result of improved sales efficiency.

    The Company's average sales price during the three months ended October 31, 2001 remained constant at $80,000. In August 2001, the Company announced new product packages which allowed the Company to compete at various price and functionality levels which were not previously marketed. These new packages included a "lite" version of the Company's products which are priced lower than the "standard" and "professional" packages. During the quarter, the Company entered into two license arrangements, each valued at over $300,000. However, a significant volume of the new "lite" packages kept the average sales price consistent with the prior quarter.

Services, maintenance and other

    Revenues from services, maintenance and other increased to $5.9 million in the three months ended October 31, 2001 from $5.2 million in the prior year. Services revenue increased $612,000. The overall increase in software license revenue and the Company's number of customers, resulted in a slight increase in implementation and other services revenue. Maintenance revenue increased approximately $200,000 from $2.4 million in the three months ended October 31, 2000 to $2.6 million in the three months ended October 31, 2001. Other revenue decreased $63,000 primarily the result of fees earned from the 2000 users conference in the three months ended October 31, 2000.

Revenue Mix

    Revenues from licenses represented 39% and 38% of total revenue for the three months ended October 31, 2001 and 2000, respectively.

Costs of Revenues

    Total costs of revenues decreased 30% to $2.7 million from $3.8 million in the three months ended October 31, 2001 and 2000, respectively.

Licenses

    Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for incorporation of third-party software products and fees paid to referral partners. Costs of revenues from licenses decreased 56% to $69,000 from $158,000 for the three months ended October 31, 2001 and 2000, respectively. The decrease was primarily due to decreased referral partner fees from $41,000 in the three months ended October 31, 2000 to $2,000 in the three months ended October 31, 2001, as fewer sales were obtained through referral partners. In addition, distribution costs decreased approximately $20,000 during the three months ended October 31, 2001 as a result of cost savings from providing our user's manuals electronically in lieu of printed books.

Services, maintenance and other

    Costs of revenues from services, maintenance and other consists of personnel, subcontract and other expenses relating to the cost of providing customer support, education and professional services. Costs of revenue from services, maintenance and other decreased 29% to $2.6 million from $3.7 million in the three months ended October 31, 2001 and 2000, respectively. Costs of revenues from services, maintenance and other decreased as a percentage of total revenue from 44% in 2000 to 27% in 2001. The decrease was primarily the result of the following: a) a decrease in the number of outsourcers used to assist in implementations, b) a decrease in the number of internal staff as a result of a reduction in force, and c) an allocation of certain service personnel to assist in the development of a new product, thus moving their cost to research and development. In the past, Optio has outsourced approximately 65-75% of its consulting services work to certified consulting partners. During the three months ended October 31, 2001, that percentage decreased to approximately 25-35%. The use of outsourcers typically results in a lower gross margin on services revenue.

Operating Expenses

Sales and Marketing

    Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

    Sales and marketing expenses decreased 32% to $3.2 million from $4.7 million for the three months ended October 31, 2001 and 2000, respectively. Sales and marketing expenses were 33% and 56% of total revenue for the same periods. The decrease was primarily the result of 1) expenses of approximately $350,000 related to the Company's annual users conference which was held in 2000 but not held in 2001, 2) a decrease of approximately $400,000 of marketing and advertising costs in the three months ended October 31, 2001 as a result of cost reduction efforts by the Company and 3) a significant reduction in sales and marketing personnel from 106 as of October 31, 2000 to 60 as of October 31, 2001.

Research and Development

    Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

    Research and development expenses increased 15% to $1.6 million from $1.4 million in the three months October 31, 2001 and 2000, respectively, representing a consistent 17% of total revenue for the same periods. The increase during the three months ended October 31, 2001 was primarily the result of the use of an outside independent consultant to assist with quality assurance testing of the Company's products and the allocation of costs from the Company's consulting group as these personnel assisted with research and development projects for one of the Company's new products.

General and Administrative

    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also includes legal, accounting and other professional services.

    General and administrative expenses increased 60% to $2.4 million from $1.5 million for the three months ended October 31, 2001 and 2000, respectively. These expenses represent 24% and 18% of total revenue for the same periods. The increase in general administrative expenses as a percentage of revenue is primarily the result of the write-off of a $750,000 note receivable from a shareholder during the three months ended October 31, 2001.

Impairment of Intangibles

    On December 4, 2001, the Company sold its Muscato and TransLink business units. This sale resulted in a $10.9 million impairment of intangibles during the three months ended October 31, 2001 to reduce the intangibles to fair value as of October 31, 2001.

Depreciation and Amortization

    Depreciation and amortization expense increased to $2.2 million from $2.1 million for the three months ended October 31, 2001 and 2000, respectively. This increase is due to an increase in depreciation expense resulting from normal additions to property and equipment.

Interest Income

    Interest income decreased to $64,000 from $177,000 in the three months ended October 31, 2001 and 2000, respectively. The Company invested an average cash balance of approximately $5.4 million during the three months ended October 31, 2001. In the same period of 2000, the Company invested an average cash balance of approximately $12.9 million.

Interest Expense

    Interest expense increased from $142,000 in the three months ended October 31, 2000 to $160,000 in the three months ended October 31, 2001 primarily the result of interest incurred on new leases the Company entered into during 2001. Interest expense primarily represents interest on the promissory notes issued in connection with the acquisition of Muscato.

Income Tax Expense

    The provision for income taxes which was $13,000 and $35,000 for the three months ended October 31, 2001 and 2000, respectively resulted from the Company's foreign operations. A valuation allowance has been recorded related to deferred tax assets based on management's assessment that the likelihood of realizing such assets is not more likely than not.

RESULTS OF OPERATIONS

Nine Months Ended October 31, 2001 Compared to Nine Months Ended October 31, 2000

Revenues

    The following table sets forth certain items from the Company's statements of operations as a percentage of total revenue for the periods indicated.

	Nine Months Ended October 31,
	2000	2001
Revenue:
License fees	45%	38%
Services, maintenance and other	55	62

Total revenue	100	100

Costs of revenue:
License fees	3	1
Services, maintenance and other	36	36

Total cost of revenue	39	37

Gross profit	61	63
Operating expenses:
Sales and marketing	45	46
Research and development	14	16
General and administrative	16	23
Impairment of intangibles	—	39
Depreciation and amortization	18	24

Total operating expenses	93	148

Loss from operations	(32)	(85)
Interest and other income (expense)	2	(1)

Loss before income taxes	(30)	(86)
Income taxes	1	0

Net loss	(31%)	(86%)

Revenues

    Total revenues decreased 1% to $27.7 million from $27.9 million for the nine months ended October 31, 2001 and 2000, respectively.

License fees

    Revenues from licenses decreased 16% to $10.4 million from $12.5 million for the nine months ended October 31, 2001 and 2000, respectively. While the Company's software license revenue increased during the three months ended October 31, 2001, nine month results for October 31, 2001 suffered as a result of the following: (i) difficulties in integrating the Muscato acquisition and its products, negatively impacting the sales effort and focus, and thus negatively impacting revenues in the first two quarters of 2001, coupled with (ii) weaker technology spending as a result of the weak economy.

Services, maintenance and other

    Revenues from services, maintenance and other increased 12% to $17.3 million from $15.5 million in the nine months ended October 31, 2001 and 2000, respectively. Services revenue increased $860,000. Despite the decrease in license fee revenue, the overall increase in the Company's number of customers, coupled with on-going projects from prior quarters, resulted in a slight increase in implementation and other services revenue. Maintenance revenue increased to $7.7 million from $6.6 million in the nine months ended October 31, 2001 and 2000, respectively. The overall increase in the Company's number of customers, both through new sales and through the acquisition of Muscato in March 2000, has resulted in increased technical support. Other revenue increased $138,000 primarily the result of a large equipment sale in the nine months ended October 31, 2000 offset by the addition of processing revenue beginning in April 2000 after the acquisition of Muscato.

Revenue Mix

    Revenues from licenses represented 38% and 45% of total revenue for the nine months ended October 31, 2001 and 2000, respectively. The sales mix shift towards services revenue was due to the decline of the Company's license revenue in the nine months ended October 31, 2001, while the Company's services, maintenance, and other revenue increased as a result of the increased number of customers and outstanding consulting projects, as well as the addition of consulting and maintenance revenue following the acquisition of Muscato in March 2000.

Costs of Revenues

    Total costs of revenues decreased 6% to $10.2 million from $10.8 million in the nine months ended October 31, 2001 and 2000, respectively.

Licenses

    Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for incorporation of third-party software products and fees paid to referral partners. Costs of revenues from licenses decreased 54% to $351,000 from $764,000 for the nine months ended October 31, 2001 and 2000, respectively. The decrease was primarily due to decreased referral partner fees from $425,000 in the nine months ended October 31, 2000 to $40,000 in the nine months ended October 31, 2001, as fewer sales were obtained through referral partners.

Services, maintenance and other

    Costs of revenues from services, maintenance and other consists of personnel, subcontract and other expenses relating to the cost of providing customer support, education and professional services. Costs of revenue from services, maintenance and other decreased 2% to $9.8 million from $10.0 million in the nine months ended October 31, 2001 and 2000, respectively. The decrease was primarily the result of the following: a) a decrease in the number of outsourcers used to assist in implementations, b) a decrease in the number of internal staff as a result of a reduction in force, and c) an allocation of certain services personnel to assist in the development of a new product, thus moving their cost to research and development. In the past, Optio has outsourced approximately 65-75% of its consulting services work to certified consulting partners. During the three months ended October 31, 2001, that percentage decreased to approximately 25-35%. The use of outsourcers typically results in a lower gross margin on services revenue. Costs of revenues from services, maintenance and other remained relatively constant at 36% in 2000 and 2001. This increase is directly attributable to the significant increase in consulting services personnel obtained with the acquisition of Muscato.

Operating Expenses

Sales and Marketing

    Sales and marketing expenses consist primarily of salaries, commission, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

    Sales and marketing expenses increased 2% to $12.8 million from $12.5 million for the nine months ended October 31, 2001 and 2000, respectively. Sales and marketing expenses were 46% and 45% of total revenue for the same periods. The increase was primarily the result of the following: (i) committing additional capital to marketing and advertising programs to capitalize on the opportunities with the e.comSeries of products in the first quarter of the nine months ended October 31, 2001; (ii) amounts spent on the Company's annual sales seminar in the three months ended April 30, 2001, resulting in approximately $200,000 in additional expense over the previous year's annual sales seminar; offset by (iii) a decrease in expenses of approximately $350,000 related to the Company's election not to hold a 2001 users conference and (iv) a decrease of approximately $400,000 of marketing and advertising costs in the three months ended October 31, 2001 as a result of cost reduction efforts by the Company.

Research and Development

    Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

    Research and development expenses increased 12% to $4.5 million from $4.0 million in the nine months ended October 31, 2001 and 2000, respectively, representing 16% and 14% of total revenue for the same periods. The increase was primarily the result of (i) the use of an outside independent consultant to assist with quality assurance testing of the Company's products, (ii) the allocation of costs from the Company's consulting group as these personnel assisted with research and development projects for one of the Company's new products, and (iii) the increased costs of a research and development group for the Muscato products.

General and Administrative

    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also includes legal, accounting and other professional services.

    General and administrative expenses increased 47% to $6.4 million from $4.4 million for the nine months ended October 31, 2001 and 2000, respectively. These expenses represent 23% and 16% of total revenue for the same periods. The increase in general and administrative expenses as a percentage of revenue is primarily the result of (i) an increase in the Company's allowance for doubtful accounts receivable of approximately $825,000, (ii) the addition of the expenses of Muscato and TransLink subsequent to their acquisition dates, (iii) a write-down of the investment in ecIndX of approximately $200,000, (iv) the write-off of a $750,000 note receivable from a shareholder, and (v) severance charges as a result of the Company's reduction in force.

Impairment of Intangibles

    On December 4, 2001, the Company sold its Muscato and TransLink business units. This sale resulted in a $10.9 million impairment of intangibles during the three months ended October 31, 2001 to reduce the intangibles to fair value.

Depreciation and Amortization

    Depreciation and amortization expense increased to $6.6 million from $5.1 million for the nine months ended October 31, 2001 and 2000, respectively. This increase is due to the additional amortization expense resulting from the purchase of Muscato and TransLink on March 27, 2000.

Interest Income

    Interest income decreased to $209,000 from $849,000 in the nine months ended October 31, 2001 and 2000, respectively. The Company invested approximately $46.0 million just prior to the acquisition of Muscato and TransLink in March 2000. A portion of the purchase price was $28.0 million in cash, thus significantly reducing the Company's cash balances and resulting interest income.

Interest Expense

    Interest expense increased from $335,000 in the nine months ended October 31, 2000 to $486,000 in the nine months ended October 31, 2001 primarily the result of interest incurred on the promissory notes issued in connection with the acquisition of Muscato in March 2000 and new leases the Company entered into during 2001.

Income Tax Expense

    The provision for income taxes was $13,000 and $341,000 for the nine months ended October 31, 2000, respectively. The tax expense incurred in the nine months ended October 31, 2001 and 2000 resulted from taxable income on the Company's foreign operations. During the nine months ended October 31, 2001, the Company incurred a loss for income tax purposes. A valuation allowance has been recorded related to deferred tax assets based on management's assessment that the likelihood of realizing such assets is not more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

    At October 31, 2001 and 2000 the Company had $5.8 million and $12.0 million, respectively, of cash and cash equivalents.

    The following table sets forth certain selected statements of cash flow information for the nine months ended October 31, 2001:

Net cash used in operations	$(3,434,000)
Net cash used in investing activities	(285,000)
Net cash provided by financing activities	693,000
Net decrease in cash and cash equivalents	(2,969,000)

    Cash used in operations was the result of a $24.0 million loss which was offset by the add-back of non-cash depreciation and amortization expense of $6.6 million, a non-cash impairment of intangibles of $10.9 million and a noncash increase in allowance for doubtful accounts of $1.1 million. The Company improved collections on accounts receivable, resulting in a cash inflow of $1.2 million. In addition, the Company received a federal income tax refund of $1.4 million. Finally, the Company significantly reduced accounts payable primarily through cost savings, resulting in a use of cash of $1.2 million. In investing activities, the Company used $330,000 in the purchase of property and equipment in the ordinary course of business. The Company's financing activities included the receipt of $558,000 in connection with the exercise of stock options and net borrowings on the Company's line of credit and payments of notes payable and capital lease obligations of $135,000.

    Optio has promissory notes payable to the former shareholders of Muscato in the amount of $7.8 million, which were due and payable on March 27, 2030. On December 4, 2001, the Company sold the Muscato subsidiary. As part of the consideration for the sale, this $7.8 million note payable was retired.

    On March 29, 2001, the Company entered into a line of credit agreement with Branch Banking and Trust Company for a $5.0 million line of credit. The line of credit, which matures on March 29, 2002, bears interest at prime rate plus 0.50% and is collateralized by accounts receivable, equipment, general intangibles and other assets as defined in the agreement. The Company may borrow up to the lesser of $5.0 million or 70% of the Company's eligible receivables, as defined in the agreement. The agreement contains various covenants, including tangible net worth and earnings before interest, taxes, depreciation and amortization requirements and restrictions on dividends. As of October 31, 2001 Optio was not in compliance with the required financial ratios and was in default on the line of credit. The Company has obtained a waiver of the violated financial covenants as of October 31, 2001 from the bank. As of October 31, 2001, the Company had $290,000 outstanding on the line of credit.

    The Company intends to finance its future operations and growth through a combination of product revenues, borrowings available under the line of credit and private debt or equity financing. Based on its current available reserves, the Company believes that during the year ending January 31, 2002, it may have to secure additional funding. There can be no assurance that the Company will be successful in raising the anticipated additional capital on favorable terms, or at all, and failure to raise such capital could result in a material adverse effect on the Company's ability to meet its business objectives.

NEW PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company anticipates adopting SFAS 142 in accordance with the provisions of the statement. SFAS 142 may not be applied retroactively. Substantially all of the Company's goodwill and intangible assets balance of $11.8 million as of October 31, 2001, was recorded in March 2000, in conjunction with the acquisition of Muscato and TransLink. The goodwill balance is being amortized over five years. The impact of the adoption as it relates to goodwill, which exists currently, is to eliminate amortization of goodwill expense beginning with the year ending January 31, 2003. In addition, should the carrying value of the Company's goodwill exceed the fair value of the Company, an impairment loss would be recognized.

    The Company is currently assessing the value of its goodwill and intangibles in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. On December 4, 2001, the Company sold its Muscato and TransLink business units, resulting in a $10.9 million impairment of intangible assets during the three months ended October 31, 2001.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On November 13, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York. The complaint is styled as Kevin Dewey, on behalf of himself and all others similarly situated, vs. Optio Software, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens, Inc., Deutsche Bank Securities, Inc., Dain Rauscher Incorporated, U.S. Bancorp Piper Jaffray, Inc., C. Wayne Cape and F. Barron Hughes, Index Number 01 CV 10051. The defendants include certain of the underwriters in the Company's initial public offering as well as certain current and former officers and directors of the Company. The complaint was filed by a single plaintiff purportedly on behalf of persons purchasing the Company's common stock between December 14, 1999 and December 6, 2000 and seeks class action status. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. Plaintiff seeks unspecified damages and other relief. The Company intends to defend vigorously against the plaintiff's claims. To date, neither the Company, Wayne C. Cape nor F. Barron Hughes has been served with the complaint.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    Our common stock is quoted on the Nasdaq National Market System. In order to remain listed on this market, we must meet Nasdaq's listing maintenance standards. Nasdaq listing maintenance requirements include a series of financial tests relating to stockholders' equity, public float, number of market makers and shareholders, and maintaining a minimum bid price of $1.00 per share for shares of our common stock. The minimum bid price of our common stock is currently below $1.00. On April 25, 2001, we received a notice from Nasdaq that our common stock had failed to maintain a $1.00 minimum bid price for 30 consecutive trading days and we would have a 90 day grace period in which to return to compliance. On July 25, 2001, we received an additional notice from Nasdaq that, because our common stock had not maintained the $1.00 minimum bid price during the grace period, Nasdaq intended to proceed with the delisting of our common stock. We filed an appeal of this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. We were granted the appeal and the delisting process was halted until after the outcome of the hearing was determined. The hearing was held on September 7, 2001 at which time the Company proposed a plan for returning to compliance with Nadaq's listing maintenance requirements and requested additional time to implement such plan. Subsequently, on September 27, 2001, Nasdaq issued a moratorium on the minimum bid price and public float requirements for continued listing on Nasdaq. The suspension of these requirements will be through January 2, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Stock Purchase Agreement dated December 4, 2001 by and between Optio Software, Inc. and M2 Systems Corporation
10.2	Asset Purchase Agreement dated December 4, 2001 by and between Optio Software, Inc. and M2 Systems Corporation
10.3	M2 Systems Corporation $3,250,000 Non-Negotiable Promissory Note
10.4	M2 Systems Corporation $750,000 Non-Negotiable Promissory Note
99.1	Safe Harbor Compliance Statements for Forward Looking Statements

(b) Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December, 2001.

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
  ITEM 1. FINANCIAL STATEMENTS
Optio Software, Inc. Consolidated Condensed Balance Sheets
Optio Software, Inc. Consolidated Condensed Statements of Operations (Unaudited)
Optio Software, Inc. Consolidated Condensed Statements of Operations (Unaudited)
Optio Software, Inc. Consolidated Condensed Statement of Shareholders' Equity (Unaudited)
Optio Software, Inc. Consolidated Condensed Statements of Cash Flows (Unaudited)
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