Form 10-K
period 2002-01-31
OPTIO SOFTWARE INC
filed 2002-05-01
CIK 1096689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For	the fiscal year ended January 31, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For	the transition period from to

Commission File Number: 1-15529

OPTIO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1435435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3015 Windward Plaza, Windward Fairways II, Atlanta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 576-3500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price for the Common Stock on April 29, 2002 as reported by the Nasdaq National Market System, was approximately $4,478,790. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 18,668,332 shares of the Registrant’s common stock outstanding as of April 29, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

OPTIO SOFTWARE, INC.
2002 ANNUAL REPORT ON FORM 10-K

		Page
PART I

Item 1.	Business	1

Item 2.	Properties	12

Item 3.	Legal Proceedings	12

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 4A.	Executive Officers of the Registrant	13

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	14

Item 6.	Selected Financial Data	15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 8.	Financial Statements and Supplementary Data	25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25

PART III

Item 10.	Directors and Executive Officers of the Registrant	**

Item 11.	Executive Compensation	**

Item 12.	Security Ownership of Certain Beneficial Owners and Management	**

Item 13.	Certain Relationships and Related Transactions	**

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	26

**
The information required by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed not more than 120 days after January 31, 2002.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, fluctuations in operating results because of acquisitions or dispositions, changes in competition, delays in developing new software, market acceptance of new products, expectation of achieving and sustaining operating profits and earnings, including timing of such company performance, disputes regarding Optio’s intellectual property, risks relating to the potential delisting of our stock, possible adverse results or pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.8 to this Annual Report on Form 10-K. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

Item 1.     Business

Optio Software, Inc. (“Optio”), founded in 1981, provides software that captures, transforms and delivers information and data to allow automated processes. Our software allows our client’s existing hardware and software to communicate freely with vendors, customers and every part of their organization—no matter which system they run or what format they need. Information from a wide range of enterprise applications, databases and files is transformed by Optio’s software in real-time, customized in formats according to the business needs of an organization’s customers, suppliers and partners and then delivered to the appropriate destination. These destinations support a variety of business purposes and range from the Internet, wireless devices and other information systems to printers, faxes and e-mail. Optio’s software allows information to be transferred as XML, EDI, HTML, and customized documents, according to the customer’s own individual requirements. For example, customers can deliver customized business documents (invoices, purchase orders, packing slips, etc.), electronic payments, corporate presentations and business-to-business transactions around the globe by Web, e-mail, fax or print. Optio’s solutions are non-intrusive and can be deployed without modifying the software or the business processes that created the original information. Optio’s software provides a comprehensive, cost-effective solution for organizations that desire to enhance the benefits of their investments in existing information systems while taking advantage of the opportunities presented by e-business.

Optio currently also includes operations conducted through two wholly-owned foreign subsidiaries each of which is involved in the direct sales, marketing and support activities of Optio.

Wholly-Owned Subsidiaries

Optio Software Europe, S.A.

Optio Software Europe, S.A. (“Optio Europe”), a software product distributor in Europe, was acquired in August 1998. This acquisition provided entry into European markets. Optio Europe is directly involved in the sales, marketing and support activities for Optio’s products throughout mainland Europe as well as in the United Kingdom through its wholly-owned subsidiary Optio Software UK, Pvt. Limited (“Optio UK”).

Optio Software, Asia Pacific

Optio Software, Asia Pacific (“Optio Australia”) was established in May 1999 in an effort to enhance Optio’s worldwide presence, specifically in the regions of Australia, Japan, Singapore, and India, as well as other countries in the Asia Pacific region. Optio Australia is directly involved in the direct sales, marketing and support activities in these regions of the world.

Segment Information

Optio is organized around geographic areas. Optio’s U.S. operations plus its two foreign subsidiaries, Optio Europe and Optio Australia, as well as Optio Europe’s subsidiary, Optio UK, represent Optio’s four reportable segments. The foreign locations principally function as distributors of products developed by Optio in the United States. The accounting policies, as described in the summary of significant accounting policies in Optio’s financial statements, are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

Segment information for the years ended January 31, 2000, 2001 and 2002 is summarized below.

Year ended January 31, 2000	United States	France	United Kingdom	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$14,521,000	$1,689,000	$796,000	$108,000	$17,114,000	$—	$17,114,000
Services, maintenance and other	14,107,000	1,121,000	467,000	24,000	15,719,000	—	15,719,000
Intersegment revenue	599,000	194,000	—	—	793,000	(793,000)	—

Total revenue	29,227,000	3,004,000	1,263,000	132,000	33,626,000	(793,000)	32,833,000
Interest income	363,000	—	—	—	363,000	—	363,000
Interest expense	119,000	—	—	1,000	120,000	—	120,000
Depreciation and amortization	1,177,000	47,000	2,000	1,000	1,227,000	—	1,227,000
Income tax expense	1,260,000	133,000	208,000	—	1,601,000	—	1,601,000
Segment net income (loss)	1,783,000	162,000	390,000	(343,000)	1,992,000	—	1,992,000
Total segment assets	59,195,000	1,875,000	755,000	106,000	61,931,000	(1,289,000)	60,642,000
Expenditures for long-lived assets	1,094,000	38,000	—	3,000	1,135,000	—	1,135,000

Year ended January 31, 2001	United States	France	United Kingdom	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$12,022,000	$1,033,000	$770,000	$206,000	$14,031,000	$—	$14,031,000
Services, maintenance and other	14,409,000	1,025,000	766,000	82,000	16,282,000	—	16,282,000
Intersegment revenue	429,000	190,000	—	—	619,000	(619,000)	—

Total revenue	26,860,000	2,248,000	1,536,000	288,000	30,932,000	(619,000)	30,313,000
Interest income	972,000	—	—	1,000	973,000	—	973,000
Interest expense	28,000	2,000	—	—	30,000	—	30,000
Depreciation and amortization	1,069,000	33,000	5,000	6,000	1,113,000	—	1,113,000
Income tax expense	229,000	1,000	109,000	—	339,000	—	339,000
Segment net income (loss) including loss from discontinued operations	(14,211,000)	(449,000)	529,000	(977,000)	(15,108,000)	—	(15,108,000)
Total segment assets including assets of discontinued operations	55,366,000	2,078,000	1,193,000	277,000	58,914,000	(3,076,000)	55,838,000
Expenditures for long-lived assets	26,297,000	69,000	—	50,000	26,416,000	—	26,416,000

Year ended January 31, 2002	United States	France	United Kingdom	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$10,655,000	$1,125,000	$691,000	$121,000	$12,592,000	$—	$12,592,000
Services, maintenance and other	16,138,000	1,200,000	776,000	114,000	18,228,000	—	18,228,000
Intersegment revenue	454,000	177,000	10,000	—	641,000	(641,000)	—

Total revenue	27,247,000	2,502,000	1,477,000	235,000	31,461,000	(641,000)	30,820,000
Interest income	231,000	39,000	3,000	—	273,000	—	273,000
Interest expense	91,000	11,000	1,000	—	103,000	—	103,000
Depreciation and amortization	1,325,000	53,000	28,000	11,000	1,417,000	—	1,417,000
Income tax expense	—	—	15,000	—	15,000	—	15,000
Segment net income (loss) including loss from discontinued operations	(27,708,000)	(317,000)	27,000	(428,000)	(28,426,000)	—	(28,426,000)
Total segment assets	19,084,000	1,898,000	1,482,000	288,000	22,752,000	(4,150,000)	18,602,000
Expenditures for long-lived assets	287,000	79,000	—	7,000	373,000	—	373,000

Optio’s foreign operations generated revenue from licenses and services to customers of $4.0 million in the year ended January 31, 2002, representing 13% of total revenue compared to $3.9 million in the year ended January 31, 2001, representing 13% of total revenue and revenue of $4.2 million in the year ended January 31, 2000, representing 13% of total revenue.

Risks Inherent in Foreign Operations

Optio’s international operations pose additional risks to its operations as a result of the following factors:

•	potential losses or gains from currency fluctuations as a result of transactions and expenses being denominated in foreign currencies;

•	increased financial accounting, administrative and reporting burdens and complexities;

•	potentially adverse tax consequences;

•	compliance with a wide variety of complex foreign laws and treaties; and

•	reduced protection for intellectual property rights in some countries.

Industry

Growth of the Internet and Electronic Business

Organizations are constantly seeking ways to use information to operate more productively and cost-effectively. The Internet has sparked a drive for businesses to eliminate manual operations and develop electronic processes for sharing information critical to daily business activities. Companies desire to connect to suppliers, customers, employees and other constituencies in order to electronically conduct business-to-business commerce.

To achieve these objectives, organizations must deliver focused, business-ready information derived from a multitude of sources across the extended enterprise, which includes employees, customers, suppliers and strategic partners. Specifically, this e-business environment has created the need for a comprehensive solution that maximizes the power of the Internet and gathers information on a real-time basis from multiple sources, including e-business, enterprise, legacy and custom applications, external databases and files; evaluates the information to determine its suitability for business purposes; customizes and formats the information to meet business objectives; and provides timely delivery of the information formats to the appropriate destinations, including the Internet, e-mail, printers, faxes and wireless devices.

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

Current Methods for Accessing, Customizing and Delivering Business Information

Currently, businesses address their increasingly complex information customization and delivery requirements primarily through the following solutions:

•
Custom software development, which provides a solution that is specific to the applications and information formats of a single organization. This approach requires significant investments of capital, time and human resources. It also tends to only focus on an organization’s existing needs and, therefore, is highly inflexible and does not readily adapt to changes in the application, technology infrastructure or business processes.

•
Output management systems generally address the delivery of documents or allow for a limited amount of customization, but fail to adequately leverage the connective power and universal access provided by the Internet.

•
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

Opportunity for Internet-Enabled Information Access, Customization and Delivery System

The Gartner Group, in a report dated March 11, 2002, predicts that by 2005, more than 70 percent of customer interaction for information and remote transactions will be automated. Information now needs to be aggregated from a greater number of disparate sources, customized to satisfy a richer set of business objectives and delivered to a broader array of destinations through a variety of media.

The Optio Solution

Organizations use Optio’s software to improve their communications with customers, suppliers, trading partners and employees. These communications include the viewing of business documents and reports over the Internet, e-business transactions, printed documents, faxes and e-mail. Organizations using our software can increase the efficiency of their procurement, purchasing, inventory, shipping and payment functions by integrating them into a single business process and producing customized information as required by its recipients. Customers can improve data management capabilities from existing applications and have powerful options when it comes to communicating critical information throughout their enterprise and with intended information recipients throughout the world.

Applications that produce this information do not require modifications to interact with Optio’s software. As a result, Optio’s consulting services group can rapidly deploy our software and train our customers in its productive use.

Optio solutions benefit Optio’s customers by:

•
Extending the Reach of Information.    Optio’s software is designed to empower users by providing relevant, flexible information more quickly and cost-effectively than previously possible. For example, with Optio’s solution, an enterprise can aggregate real-time billing data from separate ERP and legacy systems into a single business formatting process. This information can then be delivered in one or more forms such as printed documents or high volume fax. It can also be delivered as Electronic Data Interchange, or EDI, or as Extensible Markup Language, or XML, to other enterprise applications and systems. EDI is a predefined format used to exchange data and documents electronically and XML is a flexible language that allows organizations to define data and documents that are transmitted over the Internet. Information is delivered to enterprise information portals where people can securely view summary reports over the Internet and receive e-mail notifications of significant transactions. Optio’s software can also format this information in ways suitable for delivery to wireless devices, including alphanumeric pagers and personal digital assistants, or PDAs.

•
Maximizing Existing and New Technology Investments.    Optio’s software and services enable organizations to leverage the benefits of their investments in existing information technology infrastructure. By using Optio’s software, organizations are able to utilize information from existing enterprise and legacy applications throughout the extended enterprise without requiring extensive re-engineering. By leveraging these existing applications, Optio’s software offers an attractive value proposition. We believe that as enterprises increasingly embrace e-business initiatives and applications, our software will facilitate and optimize their efforts.

•
Enabling Rapid Deployment and Use.    Optio’s software can be installed quickly by Optio consultants or other third parties with whom Optio has implementation relationships without the need for extended on-site visits. The implementation time for Optio’s software at a customer site is generally one to five days. Optio’s software is designed to recognize, interpret and utilize information from many applications including Baan, J. D. Edwards, McKesson, Oracle, and others. This interoperability enables rapid deployment in these environments and reduces ongoing maintenance and training costs.

•
Offering Scalable Architecture.    Optio designs its software to scale effectively when implemented in geographically dispersed, enterprise-wide deployments while maintaining system performance and availability. Optio’s software supports networks composed of multiple operating systems including Microsoft Windows, HP-UX, SUN Solaris, IBM’s AIX and AS400, and a variety of applications, databases and services. Optio’s software manages large quantities of information and supports thousands of users while at the same time minimizing the usage of network and computing resources. Optio’s browser and Java user interfaces effectively leverage the power of the Internet, significantly reducing the need for client-side management and administration.

Business Strategy

Optio’s objective is to be the leading provider of distributed output management software that enables businesses to capture, transform and deliver information and data to allow automated business processes. To achieve these objectives, Optio intends to:

•
Enhance Product Offerings.    Optio will continue to invest in research and development to improve and enhance its existing software offerings designed to solve a greater range of problems for its customers. In particular, Optio intends to enhance and expand its software offerings to address the challenges and needs of e-business that solves problems associated with gathering, customizing, delivering and exchanging business information. Management believes that maintaining and enhancing its software is important to its ability to expand its market share, retain existing customers and acquire new customers. Optio’s research and development expenditures for the years ending January 31, 2000, 2001 and 2002 were $3.6 million, $4.4 million and $4.5 million, respectively, indicating an increased commitment to research and development activities.

•
Extend Network of Strategic Relationships.    Optio has historically had over 50 resellers, referral agents, and strategic implementation relationship partners, allowing Optio to generate additional product sales opportunities. In September 2001, Optio announced the expansion of its partnership program. The new program provides for better business planning and larger scale integration with partners. With expanded benefits to the partners such as marketing and sales support, customer service and consulting service and product development support, the program now includes the flexibility to mold the program to match the individual partner’s needs, thus increasing revenues to the partner and Optio. The new program has three levels, Basic, Certified and Strategic, and represents relationships that include Referral Agents, Distributors, Value-Added Resellers and OEM Relationships. Basic uses a simple sales and marketing structure with partners with limited resources. Certified adds the advantage of advanced technical support and consulting opportunities. For those partners that want to sell Optio solutions as a stand-alone product, or embed Optio’s technology into their applications, a Strategic relationship can be entered into, offering extensive rewards and resources for partners that exceed revenue goals. As of April 14, 2002, Optio had over fourteen partners signed up under the new partnership program, including McKesson, Tecsys, Inc. and Broughton Systems. Optio intends to expand the new partnership program and build revenues and customer value through the enhanced support of these partners.

•
Expand Worldwide Sales.    Management continues to believe that international markets represent a significant growth opportunity as organizations seek global e-business solutions. Optio currently has a direct sales presence in North America, the United Kingdom, France and Australia and as of April 1, 2002, in Germany. Optio plans to continue to evaluate its investments in its worldwide distribution capacity to increase market share and penetration. In addition, Optio plans to engage local resellers and system integrators and establish joint marketing agreements with software companies in all geographies Optio believes are strategic.

•
Leverage Optio’s Significant Customer Base.    Management believes Optio’s base of over 4,600 customers provides a significant opportunity for additional sales of current and future software, as well as ongoing maintenance revenue. A majority of Optio’s customers have not yet purchased Optio’s full suite of software or currently only use Optio’s software in specific business units or locations. Management believes that Optio can sell more deeply into this customer base by expanding these partial deployments into enterprise-wide implementations as well as by cross-selling additional software and services.

•
Extend Technological Leadership.    Optio’s software architecture provides the foundation for the development of new and innovative software and allows Optio’s applications to be easily adapted to new standards, protocols and platforms. This architecture enables Optio’s products to interface with multiple operating systems, applications, business processes and data sources in a non-disruptive manner. Management believes that Optio’s product capabilities differentiate Optio from its competitors. Optio intends to advance its technological leadership by continuing to invest in research and development.

Products

Software

Optio provides suites of software products that enhance the performance and reliability of its customers’ e-business, enterprise, legacy and custom applications. Optio’s software enables the cost-effective, efficient delivery of highly customized information across the extended enterprise. Our software is divided into two suites: the Optio Enterprise Suite and the Optio Healthcare Suite.

The Optio Enterprise Suite is designed to meet the needs of the general business marketplace. The Optio Healthcare Suite is tailored to the special needs of the healthcare marketplace.

In each case, Optio’s customers may purchase the entire suite or may purchase one or more of the software products that make up the suite. Typically, customers buy either Optio e.ComIntegrate® or Optio MedForms™, as well as one or more other components of the applicable suite. In August 2001, Optio unveiled its e.ComIntegrate product packages. The Optio e.ComIntegrate solution sets are geared to companies of different sizes, with varying functional needs across industries. The program offers tiered solution sets which include Optio’s server technology, e.ComIntegrate, and design tool, along with services and training to get started. As advanced functions are required, customers can add support for XML, double-byte characters and presenting documents and reports to the web. Other components of the suite may include OptioFax, MedFormsDR (healthcare only), Optio e.ComPayments or Optio e.ComPresent. Most of the revenue derived from the Enterprise Suite is attributable to Optio e.ComIntegrate, and most of the revenue derived from the Healthcare Suite is attributable to MedForms.

The Optio Enterprise Suite

Optio e.ComIntegrate®
Optio’s next generation server that provides the software infrastructure to enable business-to-business integration, communication, and presentation of critical information. It builds on the strength of Optio’s core technologies and adds inbound and outbound processing of XML, enabling organizations to integrate operations and participate in e-marketplaces utilizing XML dialects such as CBL, cXML, BizTalk or

ebXML. Organizations seeking to XML-enable their existing applications can map standard purchase orders, invoices, and shipping advice documents without application modifications or re-engineering.

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

Optio DesignStudio
Windows based software that allows users to map, create, model from applications, databases and files, and create business rules and conditional logic to automate processing of the information and model the network of destinations to which the information is delivered. The Optio Products Suite then processes, in real time, the design files it creates.

OptioFax	Software that transmits and receives information using electronic fax standards and protocols to support business requirements for distributing enterprise information.

Optio Enterprise ProcessPACKS
Substantially complete generic document templates for common forms such as purchase orders and checks which facilitate the design of the information customization and delivery requirements for popular ERP applications like Baan, J.D. Edwards, Oracle, and others.

Optio e.ComPayments
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

Optio MedFormsTM
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

Optio MedFormsDR
Provides routing, reorganization and reproduction of healthcare information on demand, allowing users throughout an enterprise to quickly and easily generate patient documents without expensive embossers or preprinted labels. Optio MedFormsDR’s temporary data store provides access to vital patient information if the primary server is interrupted, which protects data integrity.

Optio e.ComPresent, e.ComIntegrate, Optio e.ComPayments, OptioFax	Equivalent in functionality to that listed for the Optio Enterprise Suite, but targeted to the healthcare market.

Optio Healthcare ProcessPACKS
Substantially complete generic document templates for common functions which facilitate the design of the information customization and delivery requirements for specific areas of healthcare operations such as Admissions, Discharge and Transfer, Patient Accounting and Business Office and Diagnostic Clinic.

Services

Consulting.    Optio’s consulting services provide customers with expertise and assistance in evaluating, planning and implementing Optio’s software. To ensure a successful implementation of Optio’s software, consultants assist customers with the evaluation, planning and design process, the initial installation of a system, the integration of Optio’s software with the customer’s existing enterprise computing applications and ongoing training and upgrades. Management believes that consulting services enable rapid implementation of Optio’s software, ensures success with Optio’s solution, strengthens the customer relationship and adds to Optio’s industry-specific knowledge base.

While consulting services are optional, substantially all of Optio’s customers utilize these services to facilitate the rapid implementation of the software. These services are billed on an hourly or daily basis that varies based on the type of service provided.

Optio employs it’s own staff of consultants, systems analysts and technical personnel devoted to assisting customers in all phases of systems implementation, including evaluation, planning and design, customer-specific configuring of modules and on-site implementation or conversion from existing systems. In addition, Optio utilizes third party consultants, such as those from major systems integrators, to assist in certain implementations. During the year ended January 31, 2002, Optio outsourced approximately 37% of its consulting services efforts, while maintaining a staff of 33 employees who primarily consist of consultants and project managers. In previous years, Optio had outsourced a larger percentage of its services to third party consultants, typically 65%. Separately, 8 employees are training staff dedicated to internal, customer and partner training as well as to development of curriculum materials for training programs.

Maintenance.    Optio offers a comprehensive maintenance program that provides customer telephone support, as well as timely software upgrades offering increased functionality and technology advances. Optio offers customer telephone support during normal business hours and software upgrades for a fee equal to a percentage of the current software license fee per annum. As of January 31, 2002, a majority of Optio’s customers had subscribed to the comprehensive maintenance support program.

Technology

Optio’s software architecture provides the foundation for us to develop new and innovative solutions and allows our applications to be easily adapted to new standards, protocols and platforms. This architecture enables us to interface and integrate with multiple operating systems, applications, business processes and data sources in a non-disruptive manner. Our architecture also maximizes the benefit of today’s complex enterprise networking environments, including the Internet and e-business applications.

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

The software contains components for: communicating with Optio’s visual design software; collecting, transforming, and routing information from other enterprise application programs or databases; performing calculations and other types of data transformations; formatting the information into human-readable documents, e-business documents or database transactions; distributing information to a wide variety of digital destinations including web servers, fax servers, e-mail servers, alphanumeric pagers, printers, document archives and e-commerce application servers; maintaining and executing recipient specified rules for information notification and document delivery; and securely controlling the distribution and processing of information between multiple computers within the same network and over the Internet.

Optio’s software supports many industry standards for file, message and document formats, document delivery methods and data access from enterprise databases and other data sources. Optio’s software also supports many of the proprietary formats for data, documents and information produced by the software of third parties with whom Optio has strategic relationships and other common enterprise application software vendors.

For example, e-business documents may be generated as Electronic Data Interchange files or as any of the commercial standard formats and transformed to XML. Optio’s XML support enables Optio’s software to work with e-business applications.

Technical Advantages

Optio’s technology provides users with the following advantages:

•	Transparency. Optio’s technology works with the existing business processes of an enterprise and is transparent and non-intrusive to the user.

•
Preservation of Application Business Logic.    Enterprise applications use many business rules to validate and control business information. Optio’s software works directly with the information produced by the execution of these business rules, which preserves the value and integrity of the original application business logic and security and maintains the consistency of the information.

•
Ability to Work With Time Sensitive Data.    Optio’s software works with business data as it is generated, not only after it has been stored in a database. Applications can therefore process time sensitive information much more effectively, getting the right information to the right person at the right time.

•
Powerful Language.    Optio’s Document Customization Language enables Optio’s software to address many complicated business information processing problems requiring large volumes of data. This same language allows Optio’s software to address many problems in the areas of e-business and information delivery that other programming languages and application servers cannot.

•
Ease of Use.    The visual design approach used by Optio DesignStudio harnesses the power of Optio’s Document Customization Language and puts it into the hands of less technical users without limiting access to the power of our technology.

•	Scope of Solution. Optio’s software can handle a wide variety of information sources, document formats and digital destinations, without requiring third party software.

•
Secure Internet Architecture.    Optio’s software utilizes a proprietary technology built on industry standards that allows our software to securely distribute and control the processing of information on the Internet.

Research and Development

Overview

Product development activities were focused on the creation of new products and packaging, the retirement of ageing products, maintenance releases and new feature development on existing products and new vertical applications. Focus was also placed on several development activities in support of International Sales. These included International operating systems support as well as Character Set support.

New Tiered Packaging

•
Option e.ComIntegrate, Optio e.ComPayments, Optio MedEx product suites were created from existing individual products to provide a comprehensive integrated information management and delivery suite that includes:

•	Portal for Web interaction and delivery

•	Enhanced Distributed Output Management

•	Expanded Document Management and Enterprise Report Management capabilities

Process Changes

The company adopted a new practice for product development and creation. The Optio Product Life Cycle was created and put into practice to focus attention on the full development life cycle. The high level cycles are Envisioning, Planning, Construction, Market Readiness and Support. This new process lays the groundwork for a CMM (Capability Maturity Model) level attainment and ISO certifiable products in the future.

New Feature Development

A series of new features are being added to existing products and development work was started in the fiscal year for release the following year. A brief overview of each product and the enhancements are described below.

e.ComPresent 2.0
New web presentment product, re-designed for easier use and administration.
FAX 4.0
Updated Operating support and new user interface.
e.ComIntegrate 7.7/DesignStudio 7.7
Support for e.ComPresent 2.0, MedEx, Optio Data Connector, new PDF output capabilities and updated operating system support.

New Product Development

A series of new product development activities were begun in the fiscal year for release in the current, subsequent, and following years. A brief overview and timeline are described below.

Optio Data Connector
OSA interface connector for JD Edwards One World Xe. A new set of tools for ease of use in processing JD Edwards documents and output.
e.ComPayments 1.0
A new product built on top of e.ComIntegrate functionality that combines an electronic payment capability with check printing and report processing.

Healthcare Initiatives
•	MedForms DR—Allows on-demand printing of MedForms document with patient demographic data.
•	HL7/Connect 1.0—Created the ability to read and process HL7 messages with Medforms.
•	MedExSecure—HIPAA enabling for logging and reporting of user access.
•	MedEx Flex—HIPAA enabling MedForms, MedForms DR and HL7/Connect.
•	MedEx Portal—HIPAA enabling WEB presentment.

Maintenance Releases

On going maintenance releases were accomplished on the following products and sub products. These releases were primarily to repair software defects or to modify products to accommodate changes to partner software design and upgrades to vendor supported application programming interfaces.

Design Studio 1.1, 1.2, 7.5, 7.6
e.ComIntegrate 7.5, 7.6
e.ComPayments 1.0
DCS 5.1, 6.2, 6.3
e.ComPresent 1.2
Reprint 1.0
MedForms 5.1
MedForms DR 1.0
HL7/Connect 1.0

Retirement

Combined with the packaging initiative, Optio initiated a retirement program for some of our existing products and the operating systems that we operated on. This program provided upgrade paths to new or existing products and the framework for future retirement activity.

Sales and Marketing

During the year ended January 31, 2002, approximately 80% of Optio’s software revenue was generated through Optio’s direct sales force, consistent with the prior year’s 80% of internally generated software license revenue. As of January 31, 2002, Optio had 46 domestic sales representatives and sales support staff, divided into teams that:

•	directly market to potential customers based on geographic regions in the manufacturing, retail and distribution industry as well as other market segments;

•	directly market to potential customers in the healthcare industry; and

•	sell to resellers and distributors.

As of January 31, 2002, Optio’s international sales organization, focused on Europe and the Asia Pacific region, was comprised of 5 sales representatives.

Major resellers or distributors of Optio’s products include Epicor Software Corporation, Software Solutions, Inc. and Phoenix Systems. Optio also benefits from sales referrals under relationships with J. D. Edwards, Oracle and McKesson. Optio plans to continue to invest prudently to hire and train professionals for its sales, support, services and marketing organizations.

Strategic Relationships

Optio has strategic relationships with third parties that help market, sell, implement, support and enhance Optio’s solutions that include:

Distributor Relationships.    Optio has relationships with distributors who market and resell Optio’s software. These distributors may also provide education, implementation and customization services for their customers.

Value-Added Reseller Relationships.    Optio has relationships with resellers that market and resell Optio’s software as a component of their own solutions and who often provide software-related education, implementation and customization services as well. These resellers have their own software solutions that typically address a specific market sector and utilize Optio’s software to enhance the functionality of their own solution. Optio’s software is sold along with their own solutions under the Optio brand name.

OEM Relationships.    Certain companies may choose to embed Optio’s software within their software and relabel the software with their own name. Because resellers who embed or include Optio’s products within their solutions provide substantially all of the sales and marketing efforts and the initial support services with respect to this embedded software, they receive price discounts on Optio’s software.

Referral Relationships.    Optio has established relationships with over 25 partners including Baan and McKesson, as well as Broughton Systems and Profit Concepts, to refer prospects to Optio that may have an interest in licensing Optio’s solution. As part of a defined process, Optio validates that it is not currently working with that prospect and if Optio secures a licensing agreement with that prospect within a fixed period of time, Optio will pay a referral fee to the referring partner. Referral fees are typically in the range of 10-20% of the license fee. In addition, Optio has relationships with other referral partners for which no referral fee is paid, such as with KPMG Consulting, Deloitte & Touche and CapGemini Ernst & Young.

Implementation Relationships.    Optio has active relationships with 11 consulting organizations to provide value added services that assist customers in implementing Optio’s software. Optio trains and tests these organizations’ consultants to install and use Optio’s software and certify them once they have demonstrated their proficiency in delivering complete solutions that meet the needs of the customers.

Vendor Relationships.    Optio has relationships with major ERP and healthcare software vendors, which are Baan, J. D. Edwards, McKesson, Oracle, and others, whereby Optio has demonstrated that its solutions are compatible with their applications and provide complimentary functionality. As a result, these vendors will include descriptions of Optio products’ key features and benefits in their directories which are published periodically and on their web sites. Optio can also feature their logos in its advertising and promotional materials, participate in vendor sponsored trade shows, marketing programs and other events. In the past, these vendor relationships have resulted in significant revenues and Optio expects that they will continue to do so in the foreseeable future.

Customers

Optio’s customers consist of enterprises across a broad spectrum of industries, most specifically healthcare, manufacturing, retail and distribution. As of January 31, 2002, we licensed our products for use by more than 4,600 customers, which management believes makes Optio a leading provider of information customization, delivery and e-business infrastructure software relative to Optio’s competitors.

No single customer accounted for 10% or more of Optio’s total revenue during the years ended January 31, 2000, 2001 or 2002.

Competition

The market for Optio’s software and services is intensely competitive, quickly evolving and subject to rapid technological change. Management expects competition to intensify in the future. Optio’s potential competitors vary in size and in the scope and breadth of the products and services offered. Our competitors fit into three separate categories. The first is custom software developers. The second is comprised of output management solutions from organizations such as Accelio Corporation (acquired by Adobe Corporation), AFP Technology, Dazel/Hewlett Packard, StreamServe, and Evergreen. The third is comprised of e-business enablement organizations such as BottomLine Technology, Mercator, Tibco and webMethods.

Management believes that Optio is differentiated relative to its competitors due to its software’s ability to combine capabilities including information customization, output management, information integration and exchange and e-business enablement in one solution. Management believes that, to the best of its knowledge, none of Optio’s competitors provides all of this functionality in a single solution. Management believes that Optio also competes on the basis of its software’s ability to operate across multiple operating systems. With respect to the Optio Healthcare Suite, management believes that Optio compares favorably to its competitors because Optio offers a vertically oriented solution to address the needs of the healthcare marketplace.

Management believes that the principal competitive factors present in Optio’s market include: a significant base of referral customers; a product performance, quality, functionality and features; cost of solution; customer service; core technology: ease of implementation; and value derived from solution. Although management believes that Optio’s products and services currently compete favorably with respect to each of these factors, Optio’s market is evolving rapidly. Optio may not be able to maintain its competitive position against current and potential competitors.

Intellectual Property

Optio distributes its products under software license agreements, which generally grant clients perpetual licenses to use, rather than own, Optio’s products. These licenses contain various provisions protecting our ownership and the confidentiality of the underlying technology. The software is protected from unauthorized use through electronic activation keys tied to the system on which the software is licensed to operate. The source code, or the intellectual property underlying Optio’s software, is protected as a trade secret and as unpublished copyrighted work.

Optio protects its proprietary rights by relying on copyright, trade secret, trademark, confidentiality procedures and contractual provisions. Some of Optio’s software, documentation and other written materials are protected under the federal copyright law. Optio has registered “Optio” and its accompanying logo, as well as its product’s names such as “e.ComIntegrate” as trademarks in the United States and in certain other countries in which Optio sells its products. Optio has used the “Optio” trademark in the European Economic Community since 1997, but has not registered the mark there. During 1999, Optio was made aware of an EEC registration of a mark similar to Optio’s which was filed after Optio began using the mark. Optio has received notice from a company in the United Kingdom that has alleged it uses a logo similar to the “Optio” mark. No assurance can be given that Optio will be able to register the “Optio” mark in these markets or that the existing EEC registration or United Kingdom use will not ultimately have an adverse affect on Optio’s ability to use its “Optio” marks in those markets. Optio also relies on trade secret laws of the State of Georgia and the states in which it does business to protect its software designs and other proprietary information. In addition, non-disclosure agreements contained in employment contracts protect Optio’s proprietary information from disclosure by current and former employees.

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

Despite Optio’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Optio’s products or to obtain and use information that Optio regards as proprietary. Policing unauthorized use of Optio’s products is difficult, and while Optio is unable to determine the extent to which piracy of Optio’s software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect Optio’s proprietary rights to as great an extent as do the laws of the United States. Optio’s means of protecting its proprietary rights may not be adequate and Optio’s competitors may independently develop similar technology, duplicate Optio’s products or design around patents issued to Optio or Optio’s other intellectual property.

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that Optio or its current or potential future products infringe their intellectual property. Management expects that software product developers and providers of e-commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in the industry grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Optio to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to Optio or at all, which could seriously harm our business.

Employees

As of January 31, 2002, Optio had 205 employees. No employees are covered by any collective bargaining agreements. Optio considers its relationships with its employees to be good.

Item 2.    Properties

Optio’s principal corporate offices are located in approximately 62,000 square feet at 3015 Windward Plaza, Windward Fairways II, Atlanta, Georgia. The term of this lease is through December 31, 2006. Offices are also located in France, Australia and the United Kingdom, providing us with an additional 8,000 square feet.

Optio leases all of its properties with remaining terms between one and four years. Management believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

Item 3.    Legal Proceedings

Optio is from time to time involved in routine litigation incidental to the conduct of its business.

On June 19, 2001, a lawsuit styled Wagner, et al v. Optio Software, Inc., was filed in the United States District Court for the Southern District of Ohio, Western Division. The lawsuit alleges breach of contract, promissory estoppel and promissory fraud filed by 19 shareholders of Prograde Technologies, Inc. f/k/a Prograde, Inc. Optio believes the lawsuit is without merit. Thus, Optio intends to vigorously defend the lawsuit. The plaintiffs are seeking $3,759,500 in compensatory damages as a result of Optio’s alleged actions, as well as reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit.

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in Optio’s initial public offering as well as certain officers and directors of Optio by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. Optio believes the lawsuit is without merit. Thus, Optio intends to defend vigorously against the plaintiff’s claims. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit.

M2 Systems Corporation, purchaser of Optio’s Muscato and TransLink business units, is claiming certain purchase price adjustments and breaches of representations and warranties by Optio relating to the accounts receivable, fixed assets and business transferred. M2 Systems is demanding approximately $3.03 million as indemnification for Optio’s alleged breaches of representations and warranties. Optio intends to dispute the demands made by M2 Systems and believes that such demands are without merit. To date, no lawsuit has been filed with regard to this matter.

Management believes that it has meritorious defenses in each of the foregoing matters and intends to pursue its positions vigorously. Litigation is inherently subject to many uncertainties; however, management does not believe that the outcome of these cases, individually, or in the aggregate, will have a material adverse effect on the financial position of Optio. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that Optio’s future results of operations or cash flows could be materially affected.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 4A.     Executive Officers of the Registrant

As of the date of this report, the executive officers of Optio and certain information about them are as follows:

Name	Age	Position
C. Wayne Cape	47	Director and Chairman of the Board of Directors
Warren Neuburger	47	Director, President, Chief Executive Officer and Chief Operating Officer
Harvey A. Wagner	61	Chief Financial Officer, Treasurer and Secretary
John Burgan	51	Senior Vice President of Sales
James Kelly	52	Senior Vice President and Chief Marketing Officer
Terry Kraft	48	Senior Vice President of Product Development
Daryl G. Hatton	40	Chief Technology Officer
Wendy Burkett	35	Vice President of Professional Services

C. Wayne Cape, the founder of Optio, served as Chief Executive Officer and President of Optio from its inception in 1981 through June 2001. Mr. Cape has acted as a member of Optio’s Board of Directors since the company’s inception and became Chairman of the Board in September 1999. Prior to launching Optio, Mr. Cape was an employee at Digital Communication Associates from 1974 to 1981 where he served in a variety of technical, sales and regional sales management positions.

Warren K. Neuburger has served as the President of Optio since May 2001. He was elected to Optio’s Board of Directors, and as Chief Executive Officer and Chief Operating Officer in July 2001. From 1998 until 2001, Mr. Neuburger was Executive Vice President, Products with Glenayre Technologies, Inc. in Atlanta and Chief Executive Officer and President of Open Development Corporation. In his role with Glenayre Technolgies, Inc., Mr. Neuburger was responsible for global management of engineering and product management for the Enhanced Services Platform product line. Mr. Neuburger also held the position of President and General Manager of Glenayre’s Integrated Network Group division. From 1995 until 1997, Mr Neuburger served as Vice President of Operations and Engineering for VoiceCom Systems.

Harvey A. Wagner has served as Chief Financial Officer, Treasurer and Secretary of Optio since February 2002. Prior to joining Optio, Mr. Wagner consulted for various technology companies from May 2001 through January 2002. From 1999 to 2001, he served as Executive Vice President, Finance, Chief Financial Officer and Secretary of PaySys International, Inc. Prior to joining PaySys, Mr. Wagner was Executive Vice President, Finance and Administration, and Chief Financial Officer of Premiere Technologies, Inc. from 1998 to 1999. Before joining Premiere Technologies, Mr. Wagner served as Senior Vice President of Finance, Chief Financial Officer and Treasurer of Scientific Atlanta, Inc., from 1994 to 1998. Mr. Wagner also served as Executive Vice President and Chief Financial Officer of Computervision Corporation and spent 18 years working with various technology companies, including, Fairchild Camera and Instrument Corporation, GTE Corporation and American Microsystems, Inc.

John “Jack” Burgan has served as the Senior Vice President of Sales of Optio since November 2001. Prior to joining Optio, Mr. Burgan was Vice President of Sales and Marketing for Technical and Logistics Consultants, Inc. in Boston, Massachusetts. In this position, Mr. Burgan was responsible for the worldwide sales operations and mid-market solutions integrators. Prior to Technical and Logistics Consultants, Inc., Mr. Burgan provided general sales management for fourteen southeastern states at EMC Corporation, Data General Division in Atlanta, Georgia from 1992 to 2000. Prior to this role, from 1984 to 1992, Mr. Burgan was responsible for New York State Commercial and Public Sector as the District Sales Manager for Unisys Corporation in Albany, New York.

James Kelly has served as Optio’s Senior Vice President and Chief Marketing Officer since June 2001. Prior to joining Optio, Mr. Kelly served as Senior Vice President and Chief Marketing Officer of Glenayre Technologies, Inc. from May 2000 to May 2001, where he was responsible for strategic positioning, marketing direction, business development and channel management. Prior to Glenayre Technologies, Inc., Mr. Kelly was Vice President of Interactive Paging at BellSouth Wireless Data from 1998 to May 2000. Mr. Kelly also served as Vice President Sales, Marketing, and Field Operations of American Paging, Inc. from 1996 to 1998.

Terry Kraft has served as Senior Vice President of Product Development since November 2001. Prior to joining Optio, Mr. Kraft served as Vice President and General Manager for the Wireless and Calling Card Division of Glenayre Technologies, Inc. from 1998 to 2001. From 1997 to 1998, Mr. Kraft served in key technology and management roles with Comverse Network Systems, Inc.; VoiceCom Systems, Inc. and numerous companies in California.

Daryl G. Hatton has served as Chief Technology Officer for Optio since February 1997. From October 1993 to February 1997, he served as director of research for Optio. From 1988 through 1993, Mr. Hatton was a co-founder and president of Pacific Genesys Development, Inc., a Canadian corporation in the electronic forms software development industry, which was acquired by Optio in 1993. Prior to that, Mr. Hatton was Vice President of Product Development for Modatech Systems, Inc., a publicly traded software developer of sales force automation solutions.

Wendy Burkett has served as Optio’s Vice President of Professional Services since February 2001. Prior to joining Optio, Ms. Burkett was Senior Vice President for Peer3 from May 2000 to December 2000. Prior to Peer3 from 1998 to 2000, Ms. Burkett held positions within Arthur Andersen and Deloitte Consulting, most recently acting as a director within Deloitte Consulting ERP/CRM/SFA and emerging eBusiness practices.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

On December 15, 1999, Optio’s common stock began trading on the Nasdaq National Market under the symbol “OPTO”. On April 18, 2002, the closing price of the common stock on the Nasdaq National Market was $0.38. Optio is not in compliance with the minimum bid price requirement of Nasdaq Marketplace Rule 4310(c)(8)(B), which requires that the minimum bid price for the common stock be at least $1.00 per share. Optio intends to file an application to transfer the listing of its common stock to the Nasdaq SmallCap Market. However, the minimum bid price requirement of $1.00 will also apply to the common stock following its transition to the SmallCap Market, therefore, if the minimum bid price of Optio’s common stock remains below $1.00 per share, it may be subject to delisting from the SmallCap Market.

The following table reflects the range of high and low selling prices of Optio’s common stock by quarter, for each quarter since Optio’s initial public offering.

	High	Low
Quarter Ended January 31, 2002	$1.16	$0.50
Quarter Ended October 31, 2001	$0.85	$0.35
Quarter Ended July 31, 2001	$0.84	$0.39
Quarter Ended April 30, 2001	$2.00	$0.52

Quarter Ended January 31, 2001	$2.875	$0.313
Quarter Ended October 31, 2000	$4.625	$1.438
Quarter Ended July 31, 2000	$9.469	$4.250
Quarter Ended April 30, 2000	$22.875	$5.125

Holders

As of April 15, 2002, there were approximately 64 holders of record and approximately 6,300 beneficial owners of Optio’s common stock.

Dividends

Optio did not pay any dividends during the year ended January 31, 2002. Optio intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes and does not anticipate paying any cash dividends on its common stock for the foreseeable future.

Changes in Securities and Use of Proceeds

On December 15, 1999, Optio commenced an initial public offering of its Common Stock. The net proceeds from the offering to Optio after deducting the discounts, commissions, fees and expenses were approximately $47.0 million. Approximately $1.2 million of the proceeds were used for the repayment of our indebtedness to three former shareholders incurred in connection with the repurchase of their common stock in December 1998. In March 2000, $20 million of the proceeds were used for the acquisition of all of the capital stock of Muscato Corporation and an additional $5 million was used to acquire the assets of TransLink Solutions Corporation. For further discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations.” In August 2000, Optio invested $2.2 million in ec-Hub, Inc. (formerly ecIndX, Inc.), a supply chain collaboration vendor, in exchange for a minority interest in the company. For further discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment in ec-Hub.” In December 2000, Optio issued a note in the amount of $400,000 to a company that was considered a potential strategic investment. Subsequent to January 31, 2001, this company filed for bankruptcy and the $400,000 was fully reserved as uncollectible. Pending use of the net proceeds, Optio has invested the funds in money market funds and used them for general corporate purposes, including working capital.

Item 6.     Selected Financial Data

The following table sets forth the selected historical financial data of Optio. The selected financial data should be read together with the financial statements and related notes and the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data as of and for the years ended January 31, 1998, 1999, 2000, 2001, and 2002 have been derived from the audited financial statements of Optio.

	Year Ended January 31,
	1998	1999	2000	2001	2002
Statement of Operations Data (in thousands):
Revenue:
License fees	$9,150	$12,014	$17,114	$14,031	$12,592
Services, maintenance and other	4,419	7,525	15,719	16,282	18,228

Total revenue	13,569	19,539	32,833	30,313	30,820
Costs of revenue:
License fees	1,088	913	980	607	519
Services, maintenance and other	2,214	4,089	7,997	12,178	10,395

Total cost of revenue	3,302	5,002	8,977	12,785	10,914
Gross profit	10,267	14,537	23,856	17,528	19,906
Operating expenses:
Sales and marketing	5,901	7,534	11,863	17,235	15,915
Research and development	1,551	2,530	3,559	4,392	4,487

General and administrative	1,886	2,884	3,848	5,803	7,626
Depreciation and amortization	806	941	1,227	1,113	1,417

Total operating expenses	10,144	13,889	20,497	28,543	29,445
Income (loss) from operations	123	648	3,359	(11,015)	(9,539)
Other income (expense):
Interest income	32	104	363	973	273
Interest expense	(77)	(257)	(120)	(30)	(103)
Write-down of ec-Hub investment	—	—	—	—	(2,209)
Other	8	(46)	(9)	42	(154)

Income (loss) before income taxes and loss from discontinued operations	86	449	3,593	(10,030)	(11,732)
Income tax expense	64	99	1,601	339	15

Income (loss) from continuing operations	22	350	1,992	(10,369)	(11,747)
Loss from discontinued operations	—	—	—	(4,739)	(16,679)

Net income (loss)	$22	$350	$1,992	$(15,108)	$(28,426)

Income (loss) per share from continuing operations—basic	$0.00	$0.00	$0.16	$(0.59)	$(0.64)

Income (loss) per share from continuing operations—diluted	$0.00	$0.03	$0.10	$(0.59)	$(0.64)

Loss per share from discontinued operations—basic and diluted	$0.00	$0.00	$0.00	$(0.27)	$(0.91)

Net income (loss) per share—basic	$0.00	$0.03	$0.16	$(0.86)	$(1.54)

Net income (loss) per share—diluted	$0.00	$0.02	$0.10	$(0.86)	$(1.54)

Weighted average shares outstanding—basic	12,891	12,825	12,586	17,475	18,419

Weighted average shares outstanding—diluted	16,424	17,305	20,442	17,475	18,419

	At January 31,
	1998	1999	2000	2001	2002
Balance Sheet Data (in thousands):
Cash and cash equivalents	$1,507	$1,129	$46,826	$8,736	$5,378
Working capital (deficiency)	(152)	(1,650)	45,948	9,837	2,124
Total assets	6,978	10,738	60,642	55,838	18,602
Long-term obligations	246	1,208	38	8,261	224
Shareholders’ equity	1,624	9	48,999	35,047	7,254

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this report.

OVERVIEW

Optio Software, Inc. is engaged primarily in the development, sale and support of software that captures, transforms, and delivers information and data to allow automated processes to companies located principally in the United States, Europe and the Asia Pacific region. Optio’s primary business has consisted of providing software and services that addressed organizations’ needs for customized information delivered via print, fax and e-mail to users of enterprise and healthcare applications.

In June 1999, Optio tested its first e.ComSeries™ of products, Optio e.ComPresent™, which was then released in September 1999. In March 2000, Optio announced the initial release of its e.ComIntegrate™ product, which provides organizations with the ability to conduct business-to-business e-commerce and participate in e-marketplaces through the creation, transformation and exchange of XML documents. In April 2000, Optio announced e.ComPayments™, the third product offering in its e.ComSeries. Optio e.ComPayments represents Optio’s full-scale payment platform providing comprehensive support for electronic and traditional payments.

Optio markets and sells its software and services throughout the United States, Europe, and the Asia Pacific region through its direct sales force and certified resellers. As of January 31, 2002, Optio had 61 sales and sales support personnel and over 50 distributors, value-added resellers, or referral agents. Optio also offers consulting services, which provide customers with implementation assistance and training. In the year ended January 31, 2001, Optio outsourced approximately 65% of its consulting services work to certified consulting partners. During the year ended January 31, 2002, Optio decreased its use of outsourcers to approximately 37%. As of January 31, 2002, Optio had over 4,600 customers worldwide using Optio’s software and services. No single customer accounted for 10% or more of Optio’s revenue for the years ended January 31, 2000, 2001, or 2002.

In addition to operations in the United States, Optio operates three international offices involved in the direct sales, marketing and support activities of Optio products throughout France, Germany, the United Kingdom, Australia, Japan, Singapore and other countries. On August 26, 1998, Optio acquired the stock of Competence Software Europe S.A., which prior to the acquisition was a distributor of Optio’s software. This acquisition provided us entry into European markets and Competence Software Europe S.A. became Optio’s wholly-owned subsidiary, Optio Software, Europe S.A. (“Optio Europe”). In November 1998, Optio Europe expanded by founding a wholly-owned subsidiary in the United Kingdom known as Optio Software, UK Pvt. Limited. In May 1999, Optio entered the Asia Pacific market by establishing a subsidiary in Australia, Optio Software, Asia Pacific. By opening these offices and acquiring Competence Software Europe, S.A., Optio enhanced its presence in the worldwide marketplace.

License Revenue.    Optio derives its revenue from the sales of software licenses, service fees and maintenance fees. Revenue for license fees is typically recognized on delivery of our software when: (i) Optio has a signed, noncancellable license agreement with the customer; (ii) the license fee is fixed and determinable; (iii) Optio can objectively allocate the total fee among all elements of the arrangement; and (iv) the collection of the license fee is probable.

Service, Maintenance and Other Revenue.    Revenue from services, maintenance and other includes fees for consulting, implementation, training and technical support. Optio recognizes revenue from services as they are performed. Revenue from maintenance is recognized ratably over the term of the contract with the customer, typically one year.

Costs of Revenue.    Costs of revenue from license fees consist of costs relating to the manufacturing, packaging and distribution of software and related documentation and third party license and referral fees. Costs of revenue from services, maintenance and other consists of personnel, outsourced consultants and direct expenses relating to the cost of providing consulting, implementation, training, technical support and allocable overhead. Costs of revenue from services will vary depending on the mix of services performed internally by Optio staff and services performed externally by third party consultants.

Sales and Marketing.    Sales and marketing expenses consist primarily of sales and marketing personnel compensation and benefits, direct expenditures such as travel, trade shows, direct mail, online marketing, advertising and promotion, and allocable overhead.

Research and Development.    Research and development expenses consist primarily of salaries, benefits, equipment and allocable overhead for software engineers, pre-production quality assurance personnel, program managers and technical writers. Research and development expenses also include expenses associated with independent contractors which Optio uses to augment its research and development efforts. Research and development expenses relate to activities performed prior to commercial production of a product. To date Optio has not capitalized any development costs because Optio’s short development cycle has historically resulted in only immaterial amounts of development costs that were eligible for capitalization.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and human resource functions. General and administrative expenses also include legal, audit and other professional fees and allocable overhead.

Depreciation and Amortization.    Depreciation and amortization expenses consist of depreciation of property and equipment and amortization of intangible assets related to acquisitions.

Amortization of Deferred Stock Compensation.    Optio recorded deferred compensation of $373,000 during the year ended January 31, 2000 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value of Optio’s common shares on the date of grant. Optio is amortizing this amount over the period in which the options vest, generally three to four years. Optio recognized $29,000, $89,000 and $77,000 in compensation expense in the years ended January 31, 2002, 2001 and 2000, respectively, and currently expects to recognize $10,000 in the year ending January 31, 2003.

As a professional sales and value-added services organization, Optio responds to the product opportunities and service demands from its clients. Accordingly, Optio has limited control over the timing and circumstances under which its products and services are provided. Therefore, Optio can experience volatility in its operating results from quarter to quarter and year to year. The operating results for any quarter or year are not necessarily indicative of the results for any future periods.

Discontinued Operations.    On March 27, 2000, Optio acquired all the outstanding shares of Muscato Corporation (“Muscato”) and substantially all of the assets of TransLink Solutions Corporation (“TransLink”), an affiliate of Muscato. The consideration paid for the shares of Muscato was $28.0 million, of which $20.0 million was paid in cash. Optio issued promissory notes for the remaining $8.0 million, which were due and payable on March 27, 2030. The purchase price for the assets acquired from TransLink was $5.0 million in cash. Each of the acquisitions was accounted for as a purchase transaction for financial accounting purposes.

On December 4, 2001, Optio sold its Muscato and TransLink business units to M2 Systems Corporation (“M2 Systems”), a company owned by certain of the former shareholders of Muscato. The stock of Muscato was sold for consideration of $250,000 cash, a $3.25 million promissory note, and the retirement of the long-term notes in the aggregate amount of $8.9 million in principal and interest related to the original purchase of Muscato. The assets of the TransLink business unit were sold for a $750,000 promissory note.

Pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, 144, the financial statements have been reclassified to reflect the discontinuation of these components. Accordingly, the revenues, costs and expenses, assets and liabilities of these components have been segregated in the consolidated balance sheets and statements of operations. The net operating results of these components have been reported as discontinued operations in the consolidated statements of operations. The net assets and liabilities of these divested units have been reported as assets of discontinued operations and liabilities of discontinued operations in the consolidated balance sheet.

The estimated loss at October 31, 2001 on these two transactions was $10.9 million and was recorded as an impairment of intangible assets in the quarter ended October 31, 2001. The impairment of intangible assets has been classified in the loss from discontinued operations on the consolidated statements of operations. The subsequent actual gain on the sale of $413,000 was recorded in the quarter ended January 31, 2002 and is classified in the loss from discontinued operations on the consolidated statements of operations.

Significant Accounting Policies and Use of Estimates

Optio has identified significant accounting policies and estimates that are critical to the understanding of its financial statements.

Revenue Recognition

As described above, Optio has three types of revenue: software license fees, service fees and maintenance fees. Optio typically recognizes software license fees on delivery of our software to resellers and to end-users directly when: (i) Optio has a signed, noncancellable license agreement with the customer; (ii) the license fee is fixed and determinable; (iii) Optio can objectively allocate the total fee among all elements of the arrangement; and (iv) the collection of the license fee is probable. Optio does not typically allow customers the right to return products purchased. However, in instances where contracts are entered into which allow a right of return, or require acceptance testing of the product, revenue is not recognized until the right of return period has expired or acceptance has been documented. In addition, occasionally Optio enters into contracts that require significant production, modification or customization to our software. When these contracts are entered into, contract revenue is recognized on a percentage of completion basis using actual costs incurred as a percentage of expected total costs.

Revenue from consulting services, principally implementation and training, is recognized as the services are performed. Revenue from maintenance contracts is recognized on a pro-rata basis over the term of each contract. Deferred revenue represents payments received in advance of recognizing the related revenue.

Notes Receivable

Optio holds notes from M2 Systems as consideration for the sale of Muscato and TransLink. Optio’s management has assessed the notes to be fully collectible. Management assessed the collateral of the notes, including the technology which could be sold or used, and the proven success of the shareholders of the acquirer in its evaluation of the collectibility of the notes. M2 Systems has a limited operating history. The credit risk with respect to the notes is partially limited as the notes are secured by all outstanding shares of M2 Systems’ common stock and its assets, including cash, accounts receivable, fixed assets, and intangible assets. The amount of the notes receivable recorded could be materially different under different conditions or using different assumptions including the assumption that repayment of the notes could be dependent upon the future successful operations of M2. If M2 Systems defaults on the notes and the collateral for the amount due proves to be of no value to Optio, Optio would incur a loss of $4.0 million.

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense included in general and administrative expenses.

Investment in ec-Hub

In the year ended January 31, 2001, Optio invested $2.0 million in ec-Hub, Inc. (formerly ecIndX, Inc.), a supply chain collaboration vendor, in exchange for a minority interest in the company. An additional $209,000 of costs incurred related to making the investment were added to the basis of the investment. In conjunction with the investment, ec-Hub, Inc. entered into Optio’s standard software license agreement to purchase $1.0 million in software and related services.

During the year ended January 31, 2002, Optio continually assessed the value of its investment in ec-Hub. In April 2001, Optio wrote down its investment in ec-Hub by $200,000 to reflect the value of Optio’s percentage of ownership based upon the price per share paid by a recent investor. In January 2002, Optio wrote down the investment an additional $2,009,000, resulting in the value of the investment equaling $0. Optio based this mark down on several factors including business changes that took place at ec-Hub during the fourth quarter of 2002, ec-Hub’s financial performance, our assessment of the company’s future viability, the value of Optio’s new percentage of ownership following the merger of ecIndX into ec-Hub, and valuations of other companies similar to ec-Hub.

RESULTS OF OPERATIONS

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended January 31,
	2000	2001	2002
Revenue:
License fees	52%	46%	41%
Services, maintenance and other	48	54	59

Total revenue	100	100	100

Costs of revenue:
License fees	3	2	2
Services, maintenance and other	24	40	34

Total cost of revenue	27	42	36

Gross profit	73	58	64

Operating expenses:
Sales and marketing	36	57	52
Research and development	11	14	15
General and administrative	12	19	25
Depreciation and amortization	4	4	5

Total operating expenses	63	94	97

Income (loss) from operations	10	(36)	(31)
Interest and other income (expense)	1	3	(7)

Income before income taxes and loss from discontinued operations	11	(33)	(38)
Income taxes	5	1	0

Income (loss) from continuing operations	6	(34)	(38)
Loss from discontinued operations	—	(16)	(54)

Net income (loss)	6%	(50)%	(92)%

Revenue

Total revenue increased 2% to $30.8 million in 2002 from $30.3 million in 2001 and decreased 8% to $30.3 million in 2001 from $32.8 million in 2000.

License fee revenue decreased 10% to $12.6 million in 2002 from $14.0 million in 2001 and decreased 18% to $14.0 million in 2001 from $17.1 million in 2000.

Optio’s foreign operations generated revenue from licenses to customers of $1.9 million in the year ended January 31, 2002, representing 15% of total license revenue compared to revenue of $2.0 million in the year ended January 31, 2001, representing 14% of total license revenue.

License fee revenue decreased from 2001 to 2002 due to the continued weakness in the economy.

•
Over the last year, some of Optio’s partners such as J.D. Edwards and Oracle have continued to see declines in software sales. Optio is often either referred into sales from its partners, or is included as part of the initial sale of the partner’s products. While only a portion of Optio’s revenues are gained through referrals from these partners, as their sales decline, Optio has seen a decline in referrals and add-on revenue.

•	The economy has also affected Optio’s direct sales. Many companies have put technology spending on hold as they await an improvement in economic conditions.

License fee revenue decreased from 2000 to 2001 due to the following factors:

•
The primary contributing factor to the decrease in revenues was re-staffing of Optio’s sales organization. As Optio continued to build its e-business products, a more technical, more solutions-based sales organization was needed. Optio had difficulty integrating the sales efforts for the new e.ComSeries of products with the existing distributed output management products. As a result, Optio experienced significant turnover as some sales personnel could not make the transition to the e-business market. Optio determined that the sales department was not properly structured in light of the changes that were taking place in the Enterprise Resource Planning (“ERP”) marketplace. To move into the business-to-business integration space, Optio determined that a geographically aligned sales force, as opposed to an ERP aligned sales force, would be better suited for the market;

•
Optio’s referral business followed the ERP market, which was down significantly from the growth that occurred in 1999. In response, in August 2000, Optio initiated its geographically aligned sales model and began to re-staff the sales organization to allow the sales people to be nearer to the customer base that they would pursue. As a result of the turnover and of the restructuring of the sales organization, revenues declined; and

•	Optio’s core product performance suffered due to a market shift in product requirements from distributed output management systems to e-business projects.

Revenue from services, maintenance and other increased 12% to $18.2 million in 2002 from $16.3 million in 2001 and 4% to $16.3 million in 2001 from $15.7 million in 2000. While license revenue decreased during the year ended January 31, 2002, services, maintenance and other increased due to the following factors:

•	Maintenance revenue increased $0.8 million, or 12% due to the growth in Optio’s customer base; and

•	Consulting services revenue increased $1.2 million because the increased functionality of Optio’s products lends itself to encourage customers to purchase additional services.

Again, in 2001, license revenue decreased, however, services, maintenance and other revenue increased due to the following:

•	Maintenance revenue increased $2.3 million, or 47%, due to the growth in Optio’s customer base; and

•	A demand for services to implement Optio’s core products from slowing sales resulted in a $1.8 million decline in services and other revenue.

License fee revenue constituted 41%, 46% and 52% of total revenue in 2002, 2001 and 2000, respectively. Services and other revenue constituted 33%, 30%, and 33% of total revenue in 2002, 2001 and 2000, respectively.

Maintenance revenue constituted 26%, 24%, and 15% of total revenue in 2002, 2001, and 2000, respectively. During the fiscal year 2002, software license revenue decreased as a result of a decline in sales of new products due to a slower economic environment. This caused Optio’s sales mix to trend towards the more stable services and maintenance revenue. Maintenance and services revenue tend to be more stable as Optio’s customer base grows and on-going projects from prior periods are completed. The fiscal year 2001 sales mix shifted towards maintenance revenue as Optio’s customer base grew, yet license fees and services revenue declined.

Costs of Revenue

License fees.    Costs of revenue from license fees decreased 14% to $519,000 in 2002 from $607,000 in 2001 and decreased 38% to $607,000 in 2001 from $980,000 in 2000. The decrease in costs of revenue from license fees in both 2002 and 2001 was primarily the result of decreased sales through independent agents and thus, a decrease in independent agent fees. These fees decreased from $718,000 in 2000 to $446,000 in 2001 and further to $182,000 in 2002. This decrease was offset by an increase in royalties paid for the inclusion of others companies’ products within Optio’s products. Costs of revenue from license fees represented 4% of total license revenue in 2002, 4% in 2001, and 6% in 2000.

Services, Maintenance and Other.    Costs of revenue from services, maintenance and other decreased 15% to $10.4 million in 2002 from $12.2 million in 2001 and increased 52% to $12.2 million in 2001 from $8.0 million in 2000. The decrease in 2002 was due primarily to the fact that Optio used fewer outsourced consultants, which have a higher cost than Optio’s own internal personnel. In the past, Optio had outsourced approximately 65% of its consulting services; however, in the current year, Optio decreased that rate to approximately 37%. This resulted in a lower cost of services. In addition, during the year ended January 31, 2002, Optio had two reductions in force. As a result, Optio’s consulting and support staff decreased from 98 employees as of January 31, 2001 to 65 employees as of January 31, 2002, resulting in significant cost savings.

The increase in costs of revenue from services, maintenance and other in 2001 was due to the following factors: (i) an emphasis on customer satisfaction that resulted in increased headcount in the project management and implementation areas; (ii) increased training and mentoring of subcontracted consulting solution providers; (iii) the costs associated with holding training classes at various locations in the United States; and (iv) a significant increase in the use of subcontractors during 2001, which typically provided a slightly lower gross margin.

Costs of revenue from services, maintenance and other represented 57%, 75%, and 51% of total services, maintenance and other revenue in 2002, 2001 and 2000, respectively.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses decreased 8% to $15.9 million in 2002 from $17.2 million in 2001 and increased 45% to $17.2 million in 2001 from $11.9 million in 2000. The decrease in sales and marketing expenses during 2002 resulted from (i) a significant effort by Optio to reduce marketing expenses resulting in a $1.2 million decrease in advertising and other marketing costs, including the cancellation of Optio’s 2001 User’s Conference resulting in savings of approximately $350,000, and (ii) the reduction in sales and marketing staff from 107 employees as of January 31, 2001 to approximately 70 employees as of January 31, 2002.

The increase in sales and marketing expenses from 2000 to 2001 was primarily due to additional hiring to support Optio’s expansion of both its North American and international operations and Optio’s expansion of its product base to include Optio’s e.ComSeries. In August 2000, Optio re-aligned its sales force into geographical territories as opposed to ERP related alignments and thus expanded it’s sales force from 64 in 2000 to 107 in 2001. In addition, Optio hosted its first annual Users Group Conference, adding an additional $350,000 to sales and marketing expenses. Sales and marketing expenses represented 52% of total revenue in 2002, 57% in 2001, and 36% in 2000.

Research and Development.    Research and development expenses increased 2% to $4.5 million in 2002 from $4.4 million in 2001 and 23% to $4.4 million in 2001 from $3.6 million in 2000. While other departments experienced a reduction in force during the year ended January 31, 2002, Optio maintained its research and development department at approximately 50 employees in an effort to continue Optio’s focus on improvements to its e.ComSeries of products.

The growth in research and development expenses from 2000 to 2001 was due to additional hiring of research and development personnel to assist in the development of Optio’s e.ComSeries of products and other e-business development efforts in 2000 and 2001. Research and development expenses represented 15%, 14%, and 11% of total revenue in 2002, 2001 and 2000, respectively.

General and Administrative.    General and administrative expenses increased 31% to $7.6 million in 2002 from $5.8 million in 2001 and increased 51% to $5.8 million in 2001 from $3.8 million in 2000. The increase in general and administrative expenses during 2002 primarily resulted from (i) the write-off of a note receivable from a shareholder of approximately $750,000, (ii) the write-off of one significant customer’s account receivable in the amount of $650,000, and (iii) severance charges totaling over $570,000.

The increase in general and administrative expenses between 2001 and 2000 was the result of (i) increased costs associated with the growth of Optio’s business during these periods, including increased hiring of administrative personnel and increased expenses related to being a public company and (ii) an increase in bad debt expense of $1.0 million from 2001 to 2000, resulting primarily from the write-off of a $400,000 receivable from a potential strategic investment, which subsequently filed for bankruptcy. General and administrative expenses represented 25%, 19%, and 12% of total revenue in 2002, 2001 and 2000, respectively.

Depreciation and Amortization.    Depreciation and amortization expenses increased 27% to $1.4 million in 2002 from $1.1 million in 2001 and decreased 9% to $1.1 million in 2001 from $1.2 in 2000. The increase in 2002 was principally due to an increase in depreciation expense due to increased capital expenditures. The decrease in 2001 from 2000 was the result of a $439,000 decrease in amortization of intangible assets from the acquisition of Optio’s European operations as those assets became fully amortized, offset by a $269,000 increase in depreciation due to increased capital expenditures. Depreciation and amortization expenses represented 5%, 4%, and 4% of total revenue in 2002, 2001 and 2000, respectively.

Interest and Other Income (Loss)

Interest and other income decreased to a loss of $2.2 million in 2002 from a gain of $985,000 in 2001 and increased to $985,000 in 2001 from $234,000 in 2000. The significant loss in 2002 was primarily due to the write-down of Optio’s investment in ec-Hub of $2.2 million. In addition, Optio’s interest income decreased from $973,000 in the year ended January 31, 2001 to $273,000 in the year ended January 31, 2002 as a result of Optio’s use of approximately $25.0 million in cash during the year ended 2001 for the purchase of Muscato and TransLink, resulting in significantly reduced interest earnings. Optio also experienced increased interest expense during 2002 as a result of borrowings on its line of credit. Finally, Optio sold marketable securities during and subsequent to the year ended January 31, 2002 for a loss of $163,000, which was recorded in the year ended January 31, 2002 in other expense.

The increase in interest and other income during 2001 was the result of the increased interest income resulting from the investment of the net proceeds of Optio’s initial public offering in December 1999.

Income Taxes

Income tax expense decreased to $15,000 in 2002 from $339,000 in 2001 and decreased to $339,000 in 2001 from $1.6 million in 2000.

Despite Optio’s consolidated loss for fiscal years 2002 and 2001, Optio’s European operations generated profits, accounting for the income tax expense for each year. For fiscal year 2000, the effective tax rate was 45%. The costs related to the expansion into the Asia Pacific market were non-deductible, which was the primary contributing factor to the 45% tax rate for fiscal year 2000.

Discontinued Operations

Discontinued operations includes the net revenues, costs and expenses of Muscato and TransLink as described in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, Overview, Discontinued Operations.

Liquidity and Capital Resources

At January 31, 2002 and 2001, Optio had $5.4 million and $8.7 million, respectively, of cash and cash equivalents.

The following table sets forth certain selected statements of cash flow information for the periods presented:

	Year Ended January 31,
	2000	2001	2002
Net cash provided by (used in) operations	$1,847,000	$(8,730,000)	$(3,663,000)
Net cash used in investing activities	(1,196,000)	(29,134,000)	(77,000)
Net cash provided by (used in) financing activities	45,037,000	(16,000)	375,000
Net increase (decrease) in cash and cash equivalents	45,697,000	(38,078,000)	(3,370,000)

Cash used in operating activities from 2002 resulted primarily from the net loss of $28.4 million, offset by non-cash charges of $21.6 million, including depreciation and amortization of $7.4 million, loss on the impairment of goodwill of $10.9 million and the write-down of Optio’s investment in ec-Hub of $2.2 million, and changes in working capital which resulted in a $3.1 million in flow of cash. The major components of such working capital changes were a $2.0 million decrease in accounts receivable, a $1.3 million decrease in accounts payable and a $1.4 million tax refund received by Optio in the year ended January 31, 2002.

Cash used in operating activities for 2001 resulted primarily from the net loss of $15.1 million, offset by non-cash charges of $9.8 million, including depreciation and amortization of $7.3 million and the tax benefit of stock options exercised of $1.2 million, and changes in working capital which resulted in a $3.4 million use of cash. The major components of such working capital changes were a $1.8 million decrease in accrued expenses, including those assumed in the purchase of Muscato, and a $1.5 million change from income taxes payable to income taxes receivable.

Cash provided by operating activities for 2000 resulted primarily from net income of $2.0 million, non-cash charges of $1.5 million, and changes in working capital which resulted in a $1.7 million use of cash. The major components of the working capital changes were an increase in accrued expenses of $1.1 million, reduced by an increase in accounts receivable of $4.1 million. The increase in accrued expenses and accounts payable is primarily the result of significant growth in the volume of sales and related business expenses.

Optio used $77,000 of cash in investing activities during the year ending January 31, 2002. These activities included the purchase of property and equipment of $366,000, offset by the proceeds from the sale of Muscato and Translink of $237,000 and proceeds from the sale of marketable securities of $68,000.

Cash used in investing activities for 2001 represented $1.5 million in purchases of property and equipment, $2.2 million paid for a strategic investment in ec-Hub, Inc., and $25.0 million paid for the acquisition of Muscato and TransLink. Investing activities during 2000 consisted primarily of the purchase of approximately $1.1 million of property and equipment.

Cash flows provided by financing activities during 2002 included $559,000 of proceeds from the exercise of stock options, offset by payments on capital leases and other debt of $184,000. Cash used in financing activities for 2001 included payments of $274,000 on debt and capital leases, offset by proceeds received of $258,000 for the exercise of stock options. Cash flows from financing activities for 2000 included proceeds of approximately $47.0 million from Optio’s initial public offering in December 1999, netted with payments of approximately $1.9 million of Optio’s debt.

As of January 31, 2002, Optio had notes payable of $53,000, payable upon demand. Optio also had general lease obligations amounting to $315,000. During the year ended January 31, 2002, Optio also had a $5.0 million line of credit agreement with a bank, which was terminated effective March 29, 2002. As of January 31, 2002, Optio was not in compliance with the required financial ratios and was in default on the line of credit. There were no borrowings under the line of credit as of January 31, 2002.

On April 25, 2002, Optio entered into a new line of credit agreement with a different bank for a line of credit of up to $5.0 million. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $5.0 million, or such lesser amount as may be determined based on such ratios. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and tangible net worth requirements and restrictions on dividends.

Management believes that the existing cash and cash equivalents, together with the new $5.0 million line of credit, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. We may attempt to raise additional funds through equity or debt financing to expand operations. There can be no assurance that we will be able to raise additional funds on favorable terms, or at all.

Optio does not have any off-balance sheet financing arrangements or any relationships with “structured finance” or “special purpose” entities. Other than our non-cancelable operating leases for office space and equipment, we do not have any contractual obligations that would impact our liquidity.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and also changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. Optio anticipates adopting SFAS 142 in accordance with the provisions of the statement on February 1, 2002. SFAS 142 may not be applied retroactively. The adoption of SFAS 142 will not have a material affect on Optio’s financial position or results of operations as Optio does not currently have goodwill or other intangible assets.

The Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of. SFAS 144 supersedes the provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under this statement, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. The standard is effective for fiscal years beginning after December 15, 2001. Early adoption is allowed. Effective November 1, 2001, Optio adopted SFAS 144. Under the provisions of SFAS 144, the disposal of Optio’s Muscato and TransLink components qualified for discontinued operations treatment. As a result, the results of operations of these two components are reflected as discontinued operations in Optio’s consolidated statements of operations.

Item 7A.     Quantitative And Qualitative Disclosures About Market Risk.

Optio provides its services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, Optio’s financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or the weakening of these local currencies could make Optio’s products less competitive in foreign markets. Optio’s interest income and expense is sensitive to changes in the general level of U.S. interest rates. Based on Optio’s cash equivalents balance and the nature of its outstanding debt, Optio believes its exposure to interest rate risk is not material. Optio’s available for sale marketable securities are carried at fair value and subject to the risks of general market fluctuations. Subsequent to year end, Optio disposed of all of its marketable securities.

Item 8.     Financial Statements And Supplementary Data

See the Index to Financial Statements on page F-1. The supplementary data is included in Part IV, Item 14.

Item  9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

PART III

The information required by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed not more than 120 days after the year ended January 31, 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a) (1)	Financial Statements—see index on Page F-1 herein.

(a) (2)	Schedule II—Valuation and Qualifying Accounts—See page F-20 herein.

Other financial statements and schedules are not presented because they are either not required or the information required by such financial statements or schedules is presented elsewhere.

(a) (3)	The exhibits filed as part of this Report as required by Item 601 of Regulation S-K are included in the Index to Exhibits at page E-1 included elsewhere in this report.

(b)	Reports on Form 8-K.

On December 19, 2002, Optio filed a Form 8-K to report its divestiture of its Muscato Corporation and TransLink Solutions Corporation businesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May, 2002.

OPTIO SOFTWARE, INC.

By:	/s/ WARREN K. NEUBURGER
Warren K. Neuburger President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WARREN K. NEUBURGER Warren K. Neuburger	President and Chief Executive Officer (Principal Executive Officer)	May 1, 2002

/s/ HARVEY A. WAGNER Harvey A. Wagner	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	May 1, 2002

/s/ C. WAYNE CAPE C. Wayne Cape	Chairman of the Board of Directors	May 1, 2002

/s/ MITCHEL LASKEY Mitchel Laskey	Director	May 1, 2002

/s/ JAMES FELCYN James Felcyn	Director	May 1, 2002

/s/ DAVID LEACH David Leach	Director	May 1, 2002

Optio Software, Inc.

Report of Independent Auditors

The Board of Directors and Shareholders
Optio Software, Inc.

We have audited the accompanying consolidated balance sheets of Optio Software, Inc. as of January 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optio Software, Inc. at January 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/	Ernst & Young LLP
Atlanta, Georgia
March 7, 2002, except for Note 17, as to
which the date is April 29, 2002

OPTIO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,736,000	$5,378,000
Marketable securities	339,000	205,000
Accounts receivable, less allowance for doubtful accounts of
$823,000 and $927,000, respectively	8,465,000	6,383,000
Prepaid expenses and other current assets	1,155,000	811,000
Notes receivable from related party	600,000	—
Current portion of notes receivable	—	360,000
Income taxes receivable	1,415,000	—
Current assets of discontinued operations	1,579,000	—

Total current assets	22,289,000	13,137,000
Property and equipment:
Property and equipment	4,131,000	4,537,000
Accumulated depreciation	(2,200,000)	(2,967,000)
Property and equipment of discontinued operations, net	725,000	—

	2,656,000	1,570,000
Other assets:
Note receivable and advances to shareholders	123,000	127,000
Notes receivable, less current portion	—	3,640,000
Investment in ec-Hub, Inc. (formerly ecIndX, Inc.)	2,209,000	—
Goodwill related to acquisitions, net of accumulated amortization of
$194,000 and $0, respectively	232,000	—
Other intangible assets, net of accumulated amortization of
$125,000 and $0, respectively	25,000	—
Other	125,000	128,000
Long-term assets of discontinued operations	28,179,000	—

Total assets	$55,838,000	$18,602,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,603,000	$1,329,000
Accrued expenses	2,131,000	3,425,000
Current portion of notes payable	53,000	53,000
Current portion of capital lease obligations	33,000	91,000
Deferred revenue	6,723,000	6,115,000
Current liabilities of discontinued operations	909,000	—

Total current liabilities	12,452,000	11,013,000
Capital lease obligations, less current portion	—	224,000
Deferred revenue	78,000	111,000
Long-term liabilities of discontinued operations	8,261,000	—
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value: 100,000,000 shares authorized;
17,641,032 and 18,582,398 shares issued and outstanding, respectively	49,557,000	50,171,000
Accumulated deficit	(14,187,000)	(42,613,000)
Accumulated other comprehensive loss	(266,000)	(291,000)
Unamortized stock compensation	(57,000)	(13,000)

Total shareholders’ equity	35,047,000	7,254,000

Total liabilities and shareholders’ equity	$55,838,000	$18,602,000

See accompanying notes.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2000	2001	2002
Revenue:
License fees	$17,114,000	$14,031,000	$12,592,000
Services, maintenance, and other	15,719,000	16,282,000	18,228,000

	32,833,000	30,313,000	30,820,000
Cost of revenue:
License fees	980,000	607,000	519,000
Services, maintenance, and other	7,997,000	12,178,000	10,395,000

	8,977,000	12,785,000	10,914,000

	23,856,000	17,528,000	19,906,000
Operating expenses:
Sales and marketing	11,863,000	17,235,000	15,915,000
Research and development	3,559,000	4,392,000	4,487,000
General and administrative	3,848,000	5,803,000	7,626,000
Depreciation and amortization	1,227,000	1,113,000	1,417,000

	20,497,000	28,543,000	29,445,000

Income (loss) from operations	3,359,000	(11,015,000)	(9,539,000)
Other income (expense):
Interest income	363,000	973,000	273,000
Interest expense	(120,000)	(30,000)	(103,000)
Write-down of ec-Hub investment	—	—	(2,209,000)
Other	(9,000)	42,000	(154,000)

	234,000	985,000	(2,193,000)

Income (loss) before income taxes and loss from discontinued operations	3,593,000	(10,030,000)	(11,732,000)
Income tax expense	1,601,000	339,000	15,000

Income (loss) from continuing operations	1,992,000	(10,369,000)	(11,747,000)
Loss from discontinued operations	—	(4,739,000)	(16,679,000)

Net income (loss)	$1,992,000	$(15,108,000)	$(28,426,000)

Income (loss) per share from continuing operations—basic	$0.16	$(0.59)	$(0.64)

Income (loss) per share from continuing operations—diluted	$0.10	$(0.59)	$(0.64)

Loss per share from discontinued operations—basic and diluted	—	$(0.27)	$(0.90)

Net income (loss) per share-basic	$0.16	$(0.86)	$(1.54)

Net income (loss) per share—diluted	$0.10	$(0.86)	$(1.54)

Weighted average shares outstanding—basic	12,586,037	17,474,852	18,419,487

Weighted average shares outstanding—diluted	20,441,759	17,474,852	18,419,487

See accompanying notes.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Unamortized Stock Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at January 31, 1999	11,918,640	$1,033,000	$(1,071,000)	$47,000	$—	$9,000
Comprehensive income, net of tax:
Net income	—	—	1,992,000	—	—	1,992,000
Foreign currency translation adjustment	—	—	—	(40,000)	—	(40,000)
Unrealized gain on marketable securities available for sale	—	—	—	5,000	—	5,000

Comprehensive income					—	1,957,000
Issuance of common stock in initial public offering, net of issuance costs of $5,194,000	5,215,000	46,956,000	—	—	—	46,956,000
Deferred compensation related to stock option grants	—	373,000	—	—	(373,000)	—
Amortization of deferred compensation	—	—	—	—	77,000	77,000

Balance at January 31, 2000	17,133,640	$48,362,000	$921,000	$12,000	$(296,000)	$48,999,000
Comprehensive loss, net of tax:
Net loss	—	—	(15,108,000)	—	—	(15,108,000)
Foreign currency translation adjustment	—	—	—	(168,000)	—	(168,000)
Unrealized loss on marketable securities available for sale	—	—	—	(110,000)	—	(110,000)

Comprehensive loss						(15,386,000)
Costs of issuance of common stock in initial public offering	—	(29,000)	—	—	—	(29,000)
Issuance of common stock from the exercise of stock options and related tax benefit	507,392	1,470,000	—	—	—	1,470,000
Amortization of deferred compensation	—	—	—	—	89,000	89,000
Change in deferred compensation related to stock option terminations	—	(246,000)	—	—	150,000	(96,000)

Balance at January 31, 2001	17,641,032	$49,557,000	$(14,187,000)	$(266,000)	$(57,000)	$35,047,000
Comprehensive loss, net of tax:
Net loss	—	—	(28,426,000)	—	—	(28,426,000)
Foreign currency translation adjustment	—	—	—	(85,000)	—	(85,000)
Realized loss on marketable securities available for sale	—	—	—	145,000	—	145,000
Unrealized loss on marketable securities available for sale	—	—	—	(85,000)	—	(85,000)

Comprehensive loss						(28,451,000)
Reversal of costs of issuance of common stock in initial public offering	—	95,000	—	—	—	95,000
Issuance of common stock from the exercise of stock options	941,366	559,000	—	—	—	559,000
Deferred compensation related to stock option modifications	—	8,000	—	—	(2,000)	6,000
Amortization of deferred compensation	—	—	—	—	29,000	29,000
Change in deferred compensation related to stock option terminations	—	(48,000)	—	—	17,000	(31,000)

Balance at January 31, 2002	18,582,398	$50,171,000	$(42,613,000)	$(291,000)	$(13,000)	$7,254,000

See accompanying notes.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2000	2001	2002
Operating activities
Net income (loss)	$1,992,000	$(15,108,000)	$(28,426,000)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	649,000	1,052,000	1,294,000
Amortization of goodwill and other intangible assets	578,000	6,266,000	6,140,000
Provision for doubtful accounts	473,000	624,000	948,000
Write-down of ec-Hub, Inc. (formerly ecIndX, Inc.) investment	—	—	2,209,000
Loss on impairment of goodwill	—	—	10,899,000
Gain on the sale of Muscato and Translink	—	—	(413,000)
(Gain) loss on sale of marketable securities	(18,000)	(10,000)	145,000
Loss (gain) on sale of property and equipment	1,000	(14,000)	42,000
Non-cash compensation and interest	77,000	734,000	445,000
Deferred income taxes	(255,000)	(101,000)	—
Tax benefit of exercise of stock options	—	1,212,000	—
Change in assets and liabilities:
Accounts receivable	(4,138,000)	364,000	2,048,000
Prepaid expenses and other assets	(533,000)	(663,000)	226,000
Accounts payable	714,000	823,000	(1,283,000)
Accrued expenses	1,141,000	(1,751,000)	893,000
Income taxes payable	629,000	(1,541,000)	1,363,000
Deferred revenue	537,000	(617,000)	(193,000)

Net cash provided by (used in) operating activities	1,847,000	(8,730,000)	(3,663,000)

Investing activities
Purchase of marketable securities	(176,000)	(120,000)	(20,000)
Proceeds from sale of marketable securities	188,000		68,000
Purchases of property and equipment	(1,135,000)	(1,527,000)	(366,000)
Proceeds from sale of property and equipment	6,000	14,000	8,000
Advances to shareholders	(4,000)	(3,000)	(4,000)
Advances to related party	(75,000)	—	—
Advances to unrelated party	—	(400,000)	—
Investment in ec-Hub, Inc. (formerly ecIndX, Inc.)	—	(2,209,000)	—
Proceeds from the divestiture of Muscato and Translink, net of cash sold	—	—	237,000
Acquisition of business, net of cash acquired	—	(24,889,000)	—

Net cash used in investing activities	(1,196,000)	(29,134,000)	(77,000)

Financing activities
Payments of notes payable to related parties and capital lease obligations	(1,919,000)	(274,000)	(184,000)
Proceeds from exercise of stock options	—	258,000	559,000
Issuance of common stock	46,956,000	—	—

Net cash provided by (used in) financing activities	45,037,000	(16,000)	375,000
Impact of foreign currency rate fluctuations on cash	9,000	(198,000)	(5,000)

Net (decrease) increase in cash and cash equivalents	45,697,000	(38,078,000)	(3,370,000)
Cash and cash equivalents at beginning of year	1,129,000	46,826,000	8,748,000

Cash and cash equivalents at end of year	$46,826,000	$8,748,000	$5,378,000

Supplemental cash flow information:
Cash paid for interest	$122,000	$25,000	$105,000

Cash paid for income taxes	$1,037,000	$569,000	$3,000

See accompanying notes.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2002

1.    Description of Business

Optio Software, Inc. (the “Company”) provides software that captures, transforms and delivers information and data to allow automated processes to companies located principally in the United States, Europe and the Asian Pacific market. The industry in which the Company operates is subject to rapid change due to development of new technologies and products.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The financial statements of the Company’s French, British, and Australian subsidiaries have been translated into United States dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, which generally provides for the use of current exchange rates in translating financial statements. The foreign currency translation adjustment is included in shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made in the 2001 financial statements to conform with the 2002 presentation.

Revenue Recognition

The Company typically recognizes software license fee revenue from sales to end users as well as from sales to resellers and distributors upon delivery when there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the license fee is probable. For sales to resellers and distributors, products are delivered either directly to the end user or to the reseller. The Company generally does not provide its customers the right to return products purchased. In instances where contracts are entered into that provide a right of return or require acceptance testing of the product, revenue is not recognized until the right of return period has expired or acceptance of the product has been documented. When contracts requiring significant production, modification or customization of the Company’s software are entered into, contract revenue is recognized on a percentage of completion basis using actual costs incurred as a percentage of expected total costs. Revenue from maintenance contracts is recognized on a pro-rata basis over the term of each contract, and revenue from other services, principally implementation and training, is recognized as the services are performed. Deferred revenue represents payments received in advance of recognizing the related revenue.

The Company’s contracts often include multiple elements, such as software, services, and maintenance. The revenue recognized is allocated to the various elements based on vendor-specific objective evidence of the relative fair value of each element.

Long-Lived Assets

Prior to the adoption of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) in November 1, 2001, the Company assessed the value of its long-lived

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets, including goodwill, under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of (“SFAS 121”). As required by these standards, the Company continually monitors events and changes in circumstances that would indicate the carrying amounts of property, equipment, and intangible assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of the respective asset by determining whether the carrying value of such asset will be recovered through undiscounted future cash flows. Should the Company determine that the carrying values of the respective assets are not recoverable, the Company would record a charge to reduce the carrying values of such assets to their fair values.

During the year ended January 31, 2002, the Company recorded charges to reduce the carrying value of its goodwill related to two previous acquisitions. On December 4, 2001, the Company sold its Muscato Corporation and TransLink Solutions Corporation components. The estimated loss at October 31, 2001 on these two transactions was $10.9 million and was recorded as an impairment of intangible assets in the quarter ended October 31, 2001. The impairment of intangible assets has been classified in the loss from discontinued operations (see Note 3) on the consolidated statement of operations. The subsequent actual gain on the sale of $413,000 was recorded in the quarter ended January 31, 2002 and is classified in the loss from discontinued operations on the consolidated statement of operations.

Advertising Costs

Advertising costs are expensed in the period incurred. Total advertising expense amounted to approximately $1,413,000, $3,076,000, and $1,874,000 during the years ended January 31, 2000, 2001 and 2002, respectively.

Shipping Fees and Handling Costs

In accordance with Emerging Issues Task Force 00-10, the Company records all shipping fees and handling costs associated with transporting the licensed software to customers as cost of sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at January 31, 2002 consisted primarily of investments in money market funds. The carrying amounts of the Company’s investments in cash equivalents approximate their fair values due to the short maturities of these instruments.

Marketable Securities

The Company’s investments in marketable securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on these investments are reported as a separate component of accumulated other comprehensive income, which is included in shareholders’ equity, and are not reported in earnings until realized or until a decline in fair value below cost is deemed to be other than temporary. At January 31, 2002, the Company recognized a loss of $145,000 on its investment in stocks held for sale based on an other than temporary decline in the market value of investment. The aggregate costs of marketable securities held as of January 31, 2001 and 2002 were $432,000 and $403,000, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation expense is calculated over the estimated useful lives of the related assets (generally three to seven years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Amortization of assets recorded under capital leases is included in depreciation expense.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment at January 31, 2001 and 2002 consisted of the following:

	January 31,
	2001	2002
Equipment	$2,374,000	$2,711,000
Furniture and fixtures	600,000	558,000
Purchased software	912,000	954,000
Leasehold improvements	245,000	314,000

	4,131,000	4,537,000
Less accumulated depreciation	(2,200,000)	(2,967,000)
Net assets of discontinued operations	725,000	—

Net property and equipment	$2,656,000	$1,570,000

Goodwill and Other Intangible Assets

Goodwill and other intangible assets represent the excess of cost over the fair value of net tangible assets acquired. Other intangible assets consist principally of the value of an existing customer base acquired. Intangible assets are being amortized using the straight-line method over five years for goodwill and three years for other intangible assets.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Such amounts are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.

Employee Stock Options

The Company accounts for stock based awards using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. The pro forma effect on the accompanying consolidated statements of operations of applying the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), is presented in Note 9.

Non-cash Transactions

Non-cash activities during the year ended January 31, 2002 included the acquisition of equipment through a capital lease in the amount of $404,000 for telephone and video conferencing equipment and furniture and fixtures for the Company’s headquarters. Non-cash financing activities during the year ended January 31, 2001 included the acquisition of equipment through a capital lease in the amount of $167,000 for equipment used in the development of the Company’s software. Non-cash investing activities during the year ended January 31, 2000 included the issuance of debt in the amount of $89,000 in accordance with the purchase agreement of Competence Software Europe, S.A. The agreement called for additional amounts as part of the purchase price if certain aggregate gross revenue thresholds were met. The additional $89,000 paid under the agreement was recorded as additional goodwill.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company anticipates adopting SFAS 142 in accordance with the provisions of the statement on February 1, 2002. SFAS 142 may not be applied retroactively. The adoption of SFAS 142 will not have a material affect on the Company’s financial position or results of operations as the Company does not currently have goodwill and other intangible assets.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of. SFAS 144 supersedes the provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under this statement, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. The standard is effective for fiscal years beginning after December 15, 2001. Early adoption is allowed. Effective November 1, 2001, the Company adopted SFAS 144. Under the provisions of SFAS 144, the disposal of the Company’s Muscato and TransLink components qualified for discontinued operations treatment. As a result, the results of operations of these two components are reflected as discontinued operations in the Company’s consolidated statements of operations.

3.    Acquisitions and Discontinued Operations

On March 27, 2000, the Company acquired all the outstanding shares of Muscato Corporation (“Muscato”) and substantially all of the assets of TransLink Solutions Corporation (“TransLink”), an affiliate of Muscato. The consideration paid for the shares of Muscato was $28.0 million, of which $20.0 million was paid in cash. The Company issued promissory notes for the remaining $8.0 million, which were due and payable on March 27, 2030. The purchase price for the assets acquired from TransLink was $5.0 million in cash. Each of the acquisitions was accounted for as a purchase transaction for financial accounting purposes.

On December 4, 2001, the Company sold its Muscato and TransLink business units to M2 Systems Corporation (“M2 Systems”), a company owned by certain of the former shareholders of Muscato and TransLink. The stock of Muscato was sold for consideration of $250,000 cash, a $3.25 million promissory note, and the retirement of the long-term notes in the aggregate amount of $8.9 million in principal and interest related to the original purchase of Muscato. The assets of the TransLink business unit were sold for a $750,000 promissory note.

Pursuant to the provisions of SFAS 144, the financial statements have been reclassified to reflect the discontinuation of these components. Accordingly, the revenues, costs and expenses, assets and liabilities of these divested units have been segregated in the consolidated statements of operations and balance sheets. The net operating results of these segments have been reported as discontinued operations in the consolidated statements of operations. The net assets and liabilities of these segments have been reported as assets of discontinued operations and liabilities of discontinued operations in the consolidated balance sheet.

The Company recognized a gain on the sale of Muscato and TransLink in the amount of $413,000, after recording an impairment charge on intangible assets of $10.9 million. This gain and the impairment charge have been included in the loss from discontinued operations in the consolidated statements of operations.

Revenue included in discontinued operations for the years ended January 31, 2001 and 2002 was $6,517,000 and $4,637,000, respectively. Pre-tax loss included in discontinued operations for the years ended January 31, 2001 and 2002 was $4,739,000 and $16,679,000, respectively.

4.    Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, trade accounts receivable and notes receivable.

The Company maintains cash and cash equivalents at various financial institutions. Company policy is designed to limit exposure at any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. Cash equivalents at January 31, 2002 of $5,378,000 represented investments in money market funds.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables generally are due within 30 days, and management records estimates of expected credit losses. Bad debt expense for the years ended January 31, 2000, 2001, and 2002 amounted to $473,000, $1,513,000 and $2,186,000, respectively. Materially different amounts of bad debt expense and allowance for doubtful accounts could be reported under different conditions or using different assumptions.

The Company holds notes receivable of $4.0 million from M2 Systems as consideration for the sale of Muscato and TransLink. The Company has assessed the collectibility of the note receivable and believes the note to be fully collectible. The credit risk with respect to the notes receivable is partially limited as the note is secured by all outstanding shares of M2 Systems’ common stock and its assets. The balance of the note receivable recorded could be materially different under different conditions or using different assumptions. If M2 Systems defaults on the notes and the collateral for the amount due proves to be of no value to the Company, the Company would incur a loss of $4.0 million.

Fair Values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable, accounts payable and long-term debt approximate their fair values. The fair values of marketable equity securities are based on quoted market prices.

5.    Notes Payable

Notes payable consisted of the following:

	January 31,
	2001	2002
Note payable of discontinued operations (Note payable to three former shareholders of Muscato for the purchase of Muscato (see Note 3) in the amount of $8,000,000 due March 27, 2030 accruing interest at 6.75%)	$8,000,000	$—
Other notes payable	53,000	53,000

	8,053,000	53,000
Less current portion	53,000	53,000

	$8,000,000	$—

6.    Capital Leases and Lines of Credit

The Company leases telecommunications, computer equipment and vehicles under capital leases. Assets under capital leases included in property and equipment are as follows:

	January 31,
	2001	2002
Equipment	$178,000	$404,000
Less accumulated amortization	(145,000)	(79,000)
Net assets of discontinued operations	341,000	—

	$374,000	$325,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under capital leases consist of the following at January 31, 2002:

2003	$117,000
2004	91,000
2005	89,000
2006	89,000

Total minimum lease payments	386,000
Less amounts representing interest	(71,000)

Present value of net minimum lease payments	315,000
Less current portion	(91,000)

$224,000

On April 14, 2000, the Company entered into a line of credit with a bank under which it could borrow up to $10,000,000, limited by the amount of liquid capital, including cash and securities maintained by the Company, through April 14, 2001. The line of credit bore interest at LIBOR plus 1.75% (5.856% at January 31, 2001). This line was collateralized by the Company’s accounts receivable. The agreement contained customary events of default and covenants including certain financial ratios and restrictions on dividends. There were no borrowings outstanding under the line at January 31, 2001. This line of credit was terminated on March 29, 2001.

On March 29, 2001, the Company entered into a line of credit agreement with a bank for a $5.0 million line of credit. The line of credit bore interest at prime rate plus 0.50% and was collateralized by accounts receivable, equipment, general intangibles and other assets as defined in the agreement. The Company could borrow up to the lesser of $5,000,000 or 70% of the Company’s eligible receivables, as defined in the agreement. The agreement contained various covenants, including tangible net worth and earnings before interest, taxes, depreciation and amortization requirements and restrictions on dividends. As of January 31, 2002, the Company was not in compliance with the required financial ratios and was in default on the line of credit. There were no borrowings outstanding under the line of credit at January 31, 2002. The line of credit was terminated on March 29, 2002.

7.    Operating Leases

The Company leases office space and equipment under operating leases. Rent expense under the Company’s operating leases was approximately $839,000, $1,858,000, and $1,830,000 during the years ended January 31, 2000, 2001, and 2002, respectively.

Future minimum lease payments under noncancellable operating leases, with initial terms of at least one year at the time of inception, are as follows at January 31, 2002:

2003	$1,403,000
2004	1,375,000
2005	1,325,000
2006	1,237,000
2007	1,134,000

$6,474,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

The provisions for income taxes are summarized below:

	Year Ended January 31,
	2000	2001	2002
Current:
Federal	$1,265,000	$(150,000)	$—
State	250,000	(17,000)	—
Foreign	341,000	203,000	15,000

	1,856,000	36,000	15,000
Deferred:
Federal	(228,000)	271,000	—
State	(27,000)	32,000	—

	(255,000)	303,000	—

Total	$1,601,000	$339,000	$15,000

Pre-tax income (loss) attributable to foreign and domestic operations is summarized below:

	Year Ended January 31,
	2000	2001	2002
U.S. operations	$3,043,000	$(13,982,000)	$(27,708,000)
French operations	295,000	(448,000)	(317,000)
U.K. operations	598,000	638,000	42,000
Australian operations	(343,000)	(977,000)	(428,000)

	$3,593,000	$(14,769,000)	$(28,411,000)

A reconciliation of the provision for income taxes to the statutory federal income tax rate is as follows:

	Year Ended January 31,
	2000	2001	2002
Statutory rate of 34% applied to pre-tax income (loss)	$1,220,000	$(5,021,000)	$(9,660,000)
State income taxes, net of Federal tax effect	120,000	(487,000)	(1,097,000)
Change in valuation allowance on foreign losses	117,000	485,000	253,000
Foreign taxes	55,000	18,000	—
Research and development tax credits	(174,000)	—	—
Meals and entertainment expense	50,000	69,000	44,000
Change in valuation allowance on US losses	—	3,575,000	10,995,000
Bases differences in assets of discontinued operations	—	—	(3,125,000)
Tax benefit from employee options recorded in shareholders’ equity	—	1,212,000	—
Goodwill amortization	36,000	725,000	2,605,000
Other, net	177,000	(237,000)	—

	$1,601,000	$339,000	$15,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2001	2002
Deferred income tax assets:
Goodwill amortization	$581,000	$—
Net operating loss carryforwards	3,362,000	7,010,000
Capital loss carryforwards	—	5,767,000
Payroll related accruals	101,000	179,000
Allowance for doubtful accounts	465,000	620,000
Reserve for ec-Hub	—	839,000
Other, net	40,000	—
Valuation allowance	(3,575,000)	(14,204,000)

Total deferred income tax assets	974,000	211,000
Deferred income tax liabilities:
Intangibles	974,000	—
Other, net	—	211,000

Total deferred income tax liabilities	974,000	211,000

Net deferred tax asset	$—	$—

For financial reporting purposes, at January 31, 2001 and 2002, a valuation allowance has been recognized to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of the deferred tax assets because management’s evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of the future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

The deferred income tax assets include approximately $391,000 at January 31, 2001 and 2002 respectively, of assets that were created by or are subject to valuation allowance as a result of the stock option deductions. While income tax expense will be recorded on any future pre-tax profits from United States operations, these deferred tax assets would reduce the related income taxes payable. This reduction in income taxes payable in future periods would be recorded as common stock.

The Company has approximately $16.5 million of net operating loss carryforwards for federal income tax purposes that expire in 2021. The Company has approximately $15.2 million of capital loss carryforwards for federal income tax purposes that expire in 2009. In addition, at January 31, 2002, the Company had net operating loss carryforwards of approximately $1.4 million and $750,000 resulting from its operations in Australia and France, respectively. For financial reporting purposes, a valuation allowance has been established to offset the deferred tax assets related to these carryforwards. The net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership.

9.    Stock Options

Effective January 1, 1997, the Company adopted a stock incentive plan (the “Plan”) for employees and key persons that provides for the issuance of stock incentives covering up to 12,500,000 shares of common stock. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights. The terms and conditions of stock incentives granted under the Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Board of Directors. The term of options granted under the Plan may not exceed 10 years and generally vest over periods ranging from three to five years. Prior to the adoption of the Plan, options which had no termination period were granted to certain officers and selected employees.

On October 15, 1999, the Company adopted a Directors’ Stock Option Plan for directors of the Company who are not officers or employees of the Company. The Directors’ Plan provides for issuance of options to purchase the Company’s common stock at an exercise price equal to fair market value on the date of grant and expiring 10 years after issuance. The options will become fully vested as of the date of issuance.

A summary of stock option activity is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding options at January 31, 1999	9,102,400	$0.002-$ 1.50	$0.56
Options granted	1,392,595	$ 1.00-$ 10.00	$1.85
Options canceled	(906,575)	$ 0.60-$ 1.70	$0.83

Outstanding options at January 31, 2000	9,588,420	$ 0.01-$ 10.00	$0.72
Options granted	1,830,494	$0.875-$17.563	$8.07
Options exercised	(507,392)	$ 0.10-$ 1.70	$0.51
Options canceled	(868,579)	$ 0.80-$17.563	$6.44

Outstanding options at January 31, 2001	10,042,943	$ 0.01-$17.563	$1.57
Options granted	2,150,027	$ 0.40-$ 1.875	$0.77
Options exercised	(941,336)	$ 0.03-$ 0.80	$0.59
Options canceled	(2,388,581)	$ 0.53-$17.563	$2.82

Outstanding options at January 31, 2002	8,863,053	$ 0.01-$ 17.00	$1.15

Exercisable options at January 31, 2000	5,961,250	$0.002-$ 10.00	$0.50

Exercisable options at January 31, 2001	6,312,400	$ 0.01-$ 10.00	$0.56

Exercisable options at January 31, 2002	6,178,462	$ 0.01-$ 17.00	$0.84

The following table summarizes information concerning options outstanding and exercisable as of January 31, 2002:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.002-$ 0.10	1,550,000	N/A	$0.03	1,550,000	$0.03
$ 0.20-$ 1.00	6,115,425	6.76	$0.70	4,308,067	$0.69
$1.031-$ 2.00	798,713	8.25	$1.65	158,278	$1.58
$3.031-$10.00	215,932	8.25	$7.31	77,737	$7.79
$12.50-$17.00	182,983	8.02	$15.83	84,380	$15.91

	8,863,053	8.22	$1.15	6,178,462	$0.84

The Company has reserved 12,147,908 shares of common stock for issuance upon exercise of stock options under the Stock Incentive Plan, 2,320,000 shares of common stock for issuance upon exercise of stock options outside of the Stock Incentive Plan and 300,000 shares of common stock for issuance upon exercise of stock options under the Directors’ Stock Option Plan.

The Company has elected to follow APB 25 in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded.

        Pro forma information regarding net income or loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the years ended January 31, 2000, 2001 and 2002: risk-free interest rates of 6.34%, 6.16% and 5.20% respectively; no dividend yield; volatility of 1.88% for 2000, 1.65% for 2001 and 1.82% for 2002; and an expected life of the options of 7.29 years.

During the year ended January 31, 1999, the Company advanced $525,000 for general personal purposes to an individual who was a director of the Company and who held options to purchase 500,000 shares of the Company’s common stock. An additional $75,000 was advanced to this individual during the year ended January 31, 2000. At January 31, 2001 and 2002, $600,000 was owed to the Company from this individual as a result of these advances. Such advances were secured by the options held by the individual. The advances were due and expected to be repaid October 31, 2001. The individual defaulted on the loan due to non-payment, and the Company believes that repayment of the loan is unlikely. The full amount of the loan has been reserved as uncollectible as of January 31, 2002.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the years ended January 31, 2000, 2001 and 2002 equaled $0.72, $8.07 and $0.76 per shares, respectively. The Company’s pro forma information as determined using the fair value method of accounting of SFAS 123, was as follows:

	Year Ended January 31,
	2000	2001	2002
Pro forma net income (loss)	$1,437,000	$(19,235,000)	$(29,513,000)
Pro forma net income (loss) per share—basic	0.11	(1.10)	(1.60)
Pro forma net income (loss) per share—diluted	0.07	(1.10)	(1.60)

The Company recorded deferred compensation of $373,000 during the year ended January 31, 2000 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value per share of the Company’s common stock on the date of grant. Such amounts are being amortized over the period in which the options vest, generally three to four years, and accordingly, $77,000, $89,000 and $29,000 in compensation expense was recognized in the year ended January 31, 2000, 2001 and 2002, respectively.

During the year ended January 31, 2001, the holders of certain non-qualified options covering 350,000 shares of the Company’s common stock exercised such options. As a result, the Company recorded a tax benefit of $1.2 million in common stock.

The Company recorded deferred compensation of $8,000 during the year ended January 31, 2002 in connection with the modification of the terms of options granted to a particular employee. Such amount will be amortized over the period in which the options are exercisable.

10.    Investment in ec-Hub, Inc.

During the year ended January 31, 2001, the Company invested $2.0 million in ec-Hub, Inc. (formerly ecIndX, Inc.), a supply chain collaboration vendor, in exchange for a minority interest in the company. An additional $209,000 of costs incurred related to making the investment were added to the basis of the investment. In conjunction with the investment, ec-Hub entered into the Company’s standard software license agreement to purchase $1.0 million in software and related services.

The Company continually assessed the value of its investment in ec-Hub. In April 2001, the Company wrote down its investment in ec-Hub by $200,000 to reflect the value of the Company’s investment based upon the price per share paid by a recent investor. In January of 2002, the Company wrote down the investment an additional $2,009,000, resulting in a carrying value of the investment equaling $0. The Company based this mark down on several factors including business changes that took place at ec-Hub during the fourth quarter of 2002, the Company’s assessment of ec-Hub’s viability for the future, ec-Hub’s financial performance, the value of the Company’s new percentage of ownership following the merger of ecIndX into ec-Hub, and valuations of other companies similar to ec-Hub .

11.    Employee Benefit Plan

The Company has a combined profit sharing and 401(k) plan (the “Plan”) that covers substantially all employees meeting specified age and length-of-service requirements. The Company may make a discretionary matching contribution each year. The Company recognized expense related to the Plan of approximately $263,000, $291,000, $465,000 during the years ended January 31, 2000, 2001 and 2002, respectively.

12.    Related Party Transactions

The Company has notes receivable and advances to shareholders for general personal purposes of $123,000 and $127,000 at January 31, 2001 and 2002, respectively. Included in these amounts are notes amounting to $35,000 as of January 31, 2001 and 2002, which bear interest at rates ranging from 9.5% to 10% with the principal and interest thereon due upon demand. The remaining advances do not accrue interest and are due upon demand. The advances and note receivable are classified as long-term as the shareholders are not required to repay the balances within the next fiscal year.

During the year ended January 31, 1999, the Company advanced $525,000 for general personal purposes to David Dunn-Rankin, who was a director of the Company and who held options to purchase 500,000 shares of the Company’s common stock. An additional $75,000 was advanced to Mr. Dunn-Rankin during the year ended January 31, 2000. At January 31, 2001 and 2002, $600,000 was owed to the Company from Mr. Dunn-Rankin as a result of these advances. Such advances were secured by the options held by Mr. Dunn-Rankin. The advances were due and expected to be repaid October 31, 2001. Mr. Dunn-Rankin defaulted on the loan due to non-payment, and the Company believes that repayment of the loan is unlikely. The full amount of the loan has been reserved as uncollectible as of January 31, 2002.

Effective March 31, 2002, the Company entered into a Release and Settlement Agreement with David Dunn-Rankin, whereby, in consideration for (i) Mr. Dunn-Rankin’s relinquishing his rights to an option to purchase 500,000 shares of the Company’s common stock and (ii) his resignation as a member of the Company’s Board of Directors, the Company released Mr. Dunn-Rankin from his obligation to repay loans made to him by the Company in the aggregate principal and interest amount of $740,000.

13.    Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended January 31,
	2000	2001	2002
Net income (loss)	$1,992,000	$(15,108,000)	$(28,426,000)

Weighted average shares outstanding—basic	12,586,037	17,474,852	18,419,487
Effect of dilutive stock options	7,855,722	—	—

Weighted average shares outstanding—diluted	20,441,759	17,474,852	18,419,487

Net income (loss) per share—basic	$0.16	$(0.86)	$(1.54)

Net income (loss) per share—diluted	$0.10	$(0.86)	$(1.54)

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	—	8,183,564	2,237,678

14.    Segment and Geographic Information

The Company is organized around geographic areas. The Company operates in four geographic segments, which include the United States, France, the United Kingdom and Australia. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution. The assets of discontinued operations related to Muscato and TransLink as of January 31, 2001 are included in the United States segment.

Segment information for the years ended January 31, 2000, 2001 and 2002 is summarized below.

Year ended January 31, 2000	United States	France	United Kingdom	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$14,521,000	$1,689,000	$796,000	$108,000	$17,114,000	$—	$17,114,000
Services, maintenance and other	14,107,000	1,121,000	467,000	24,000	15,719,000	—	15,719,000
Intersegment revenue	599,000	194,000	—	—	793,000	(793,000)	—

Total revenue	29,227,000	3,004,000	1,263,000	132,000	33,626,000	(793,000)	32,833,000
Interest income	363,000	—	—	—	363,000	—	363,000
Interest expense	(119,000)	—	—	(1,000)	(120,000)	—	(120,000)
Depreciation and amortization	1,177,000	47,000	2,000	1,000	1,227,000	—	1,227,000
Income tax expense	1,260,000	133,000	208,000	—	1,601,000	—	1,601,000
Segment net income (loss)	1,783,000	162,000	390,000	(343,000)	1,992,000	—	1,992,000
Total segment assets	59,195,000	1,875,000	755,000	106,000	61,931,000	(1,289,000)	60,642,000
Long-lived assets	1,851,000	61,000	3,000	3,000	1,918,000	—	1,918,000
Expenditures for long-lived assets	1,094,000	38,000	–	3,000	1,135,000	—	1,135,000

Year ended January 31, 2001	United States	France	United Kingdom	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$12,022,000	$1,033,000	$770,000	$206,000	$14,031,000	$—	$14,031,000
Services, maintenance and other	14,409,000	1,025,000	766,000	82,000	16,282,000	—	16,282,000
Intersegment revenue	429,000	190,000	—	—	619,000	(619,000)	—

Total revenue	26,860,000	2,248,000	1,536,000	288,000	30,932,000	(619,000)	30,313,000
Interest income	972,000	—	—	1,000	973,000	—	973,000
Interest expense	(28,000)	(2,000)	—	—	(30,000)	—	(30,000)
Depreciation and amortization	1,069,000	33,000	5,000	6,000	1,113,000	—	1,113,000
Income tax expense	229,000	1,000	109,000	—	339,000	—	339,000
Segment net income (loss) including loss from discontinued operations	(14,211,000)	(449,000)	529,000	(977,000)	(15,108,000)	—	(15,108,000)

Total segment assets including assets of discontinued operations	55,366,000	2,078,000	1,193,000	277,000	58,914,000	(3,076,000)	55,838,000

Long-lived assets	2,054,000	74,000	16,000	44,000	2,188,000	—	2,188,000
Expenditures for long-lived assets	26,297,000	69,000	–	50,000	26,416,000	—	26,416,000

Year ended January 31, 2002	United States	France	United Kingdom	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$10,655,000	$1,125,000	$691,000	$121,000	$12,592,000	$—	$12,592,000
Services, maintenance and other	16,138,000	1,200,000	776,000	114,000	18,228,000	—	18,228,000
Intersegment revenue	454,000	177,000	10,000	—	641,000	(641,000)	—

Total revenue	27,247,000	2,502,000	1,477,000	235,000	31,461,000	(641,000)	30,820,000
Interest income	231,000	39,000	3,000	—	273,000	—	273,000
Interest expense	(91,000)	(11,000)	(1,000)	—	(103,000)	—	(103,000)
Depreciation and amortization	1,325,000	53,000	28,000	11,000	1,417,000	—	1,417,000
Income tax expense	—	—	15,000	—	15,000	—	15,000
Segment net income (loss) including loss from discontinued operations	(27,708,000)	(317,000)	27,000	(428,000)	(28,426,000)	—	(28,426,000)
Total segment assets	19,084,000	1,898,000	1,482,000	288,000	22,752,000	(4,150,000)	18,602,000
Long-lived assets	1,425,000	54,000	55,000	36,000	1,570,000	—	1,570,000
Expenditures for long-lived assets	287,000	79,000	–	7,000	373,000	—	373,000

15.    Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly results for the years ended January 31, 2001 and 2002 are as follows:

For the year ended January 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$8,538	$7,389	$6,730	$7,656
Gross profit	5,863	4,287	3,526	3,852
Loss from continuing operations before interest and taxes	(87)	(2,547)	(3,676)	(4,705)
Loss from discontinued operations	(257)	(965)	(1,603)	(1,914)
Net loss	(143)	(3,335)	(5,133)	(6,497)
Net income (loss) per share from continuing operations—basic and diluted	$0.00	$(0.13)	$(0.20)	$(0.26)
Net loss per share from discontinued operations—basic and diluted	$(0.01)	$(0.06)	$(0.09)	$(0.11)
Net loss per share basic and diluted	$(0.01)	$(0.19)	$(0.29)	$(0.37)

For the year ended January 31, 2002	First Quarter	Second Quarter	Third Quarter	Forth Quarter
Revenue	$7,036	$8,030	$8,250	$7,504
Gross profit	3,533	5,388	6,090	4,895
Loss from continuing operations before interest and taxes	(4,601)	(2,189)	(835)	(1,914)

Loss from discontinued operations	(1,856)	(1,849)	(12,546)	(428)
Net loss	(6,577)	(4,021)	(13,357)	(4,471)
Net loss per share from continuing operations—basic and diluted	$(0.26)	$(0.12)	$(0.04)	$(0.22)
Net loss per share from discontinued operations—basic and diluted	$(0.10)	$(0.10)	$(0.68)	$(0.02)
Net loss per share basic and diluted	$(0.36)	$(0.22)	$(0.72)	$(0.24)

16.    Contingencies

On June 19, 2001, a lawsuit styled Wagner, et al v. Optio Software, Inc., was filed in the United States District Court for the Southern District of Ohio, Western Division. The lawsuit alleges breach of contract, promissory estoppel and promissory fraud filed by 19 shareholders of Prograde Technologies, Inc. f/k/a Prograde, Inc. Optio believes the lawsuit is without merit. Thus, Optio intends to vigorously defend the lawsuit. The plaintiffs are seeking $3,759,500 in compensatory damages as a result of Optio’s alleged actions, as well as reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit.

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in Optio’s initial public offering as well as certain officers and directors of Optio by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. Optio believes the lawsuit is without merit. Thus, Optio intends to defend vigorously against the plaintiff’s claims. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit.

17.    Subsequent Events

Effective March 31, 2002, the Company entered into a Release and Settlement Agreement with David Dunn-Rankin, whereby, in consideration for (i) Mr. Dunn-Rankin’s relinquishing his rights to an option to purchase 500,000 shares of the Company’s common stock and (ii) his resignation as a member of the Company’s Board of Directors, the Company released Mr. Dunn-Rankin from his obligation to repay loans made to him by the Company in the aggregate principal and interest amount of $740,000.

On April 25, 2002, Optio entered into a new line of credit agreement with a bank for a line of credit of up to $5.0 million. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $5.0 million, or such lesser amount as may be determined based on such ratios. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and tangible net worth requirements and restrictions on dividends.

On April 29, 2002, the Company received notice that M2 Systems, purchaser of the Company’s Muscato and TransLink business units, is claiming certain purchase price adjustments and breaches of representations and warranties by the Company relating to the accounts receivable, fixed assets and business transferred. M2 Systems is demanding approximately $3.03 million as indemnification for the Company’s alleged breaches of representations and warranties. The Company intends to dispute the demands made by M2 Systems and believes that such demands are without merit. To date, no lawsuit has been filed with regard to this matter.

Optio Software, Inc.
Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired/ (Divested) Reserves	Deductions	Balance at End of Period
Year ended January 31, 2000 Allowance for doubtful accounts	$118,000	$473,000	$0	$(305,000)	$286,000
Year ended January 31, 2001 Allowance for doubtful accounts	$286,000	$917,000	$221,000	$(601,000)	$823,000
Year ended January 31, 2002 Allowance for doubtful accounts	$823,000	$1,408,000	$(101,000)	$(1,203,000)	$927,000

INDEX TO EXHIBITS

Exhibit	Description

1.1**	Form of Underwriting Agreement.

2.1**	Stock Purchase Agreement dated as of March 27, 2000, by and among Optio Software, Inc., Muscato Corporation, the Shareholders of Muscato Corporation, Michael A. Muscato and Nicholas Muscato.

2.2**
Asset Purchase Agreement dated as of March 27, 2000, by and among Optio Software, Inc., TransLink Solutions Corporation, the Shareholders of TransLink Solutions Corporation, Michael A. Muscato and Nicholas Muscato.

2.3**	Promissory Note dated March 27, 2000 in the amount of $4,000,000 issued by Optio to Michael Muscato.

2.4**	Promissory Note dated March 27, 2000 in the amount of $2,000,000 issued by Optio to Nicholas Muscato.

2.5**	Promissory Note dated March 27, 2000 in the amount of $2,000,000 issued by Optio to Brian Newton.

3.1**	Amended and Restated Articles of Incorporation of the Registrant.

3.2**	Amended and Restated Bylaws of the Registrant.

4.1**
See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.

4.2**	Specimen Stock Certificate.

5.1**	Opinion of Morris, Manning & Martin, L.L.P.

10.1**	Optio Software, Inc. Stock Incentive Plan dated as of January 1, 1997.

10.2**	Optio Software, Inc. Outside Director Stock Option Plan dated as of October 13, 1999.

10.3**	Lease Agreement by and between Weeks Realty, L.P. and X–Point Corporation dated March 18, 1996.

10.4**	Sublease Agreement by and between HBO & Company and Optio Software, Inc. dated March 22, 1999.

10.5**	Promissory note by and between Optio Software, Inc. and Premier Lending Corporation dated January 31, 1999.

10.6**	Equipment Security Agreement by and between Optio Software, Inc. and Premier Lending Corporation dated January 31, 1999.

10.7**	Security Agreement by and between Optio Software, Inc. and Premier Lending Corporation dated January 31, 1999.

10.8**	Guaranty Agreement by and between Optio Software, Inc. and Premier Lending Corporation dated January 31, 1999.

10.9**	Promissory note by and between Optio Software, Inc. and David Dunn–Rankin dated October 13, 1999.

10.10**	Stock Option Pledge and Security Agreement by and between Optio Software, Inc. and David Dunn–Rankin dated October 13, 1999.

10.11**	Promissory note by and between Optio Software, Inc. and C. Wayne Cape dated December 31, 1998.

10.12**	Credit Agreement dated as of April 14, 2000, by and among Optio Software, Inc., as Borrower, and First Union Nation Bank, as Lender.

10.13**	Form of Option Grant Agreement prior to adoption of the Optio Software, Inc. Stock Incentive Plan

10.14**	Amendment to Credit Agreement dated as of April 14, 2000, by and among Optio Software, Inc., as Borrow, and First Union National Bank, as Lender

10.15**	Loan and Security Agreement, dated as of March 29, 2001, by and between Optio Software, Inc., as Borrower and Branch Banking and Trust Company, as Lender.

10.16**	Revolving Credit Promissory Note by and between Optio Software, Inc. and Branch Banking and Trust Company dated March 29, 2001.

10.17**	Employment Agreement between Optio Software, Inc. and Warren K. Neuburger, dated as of May 7, 2001.

10.18**	Transition Services Agreement between C. Wayne Cape and Optio Software, Inc.

10.19**	Stock Purchase Agreement, dated December 4, 2001, by and between Optio Software, Inc. and M2 Systems Corporation

10.20**	Agreement for Sale and Purchase of Assets, dated as of December 4, 2001, by and between Optio Software, Inc. and M2 Systems Corporation

10.21**	M2 Systems Corporation $3,250,000 Non-Negotiable Promissory Note

10.22**	M2 Systems Corporation $750,000 Non-Negotiable Promissory Note

10.23	Release and Settlement Agreement, by and between Optio Software, Inc. and David Dunn-Rankin dated as of March 31, 2002.

10.24	Loan and Security Agreement, dated as of April 25, 2002, by and between Silicon Valley Bank and Optio Software, Inc.

21.1**	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

23.2**	Consent of Morris, Manning & Martin (included in Exhibit 5.1).

Exhibit		Description

99.1	**	Consent of James J. Felcyn, Jr.

99.2	**	Consent of Port Huron Hospital.

99.3	**	Consent of Schlumberger, Ltd.

99.4	**	Consent of The Home Depot, Inc.

99.5	**	Consent of AMR Research, Inc.

99.6	**	Consent of International Data Corporation.

99.7	**	Press Release concerning the Acquisition of Muscato Corporation and Translink Solutions Corporation.

99.8		Safe Harbor Compliance Statement for Forward-Looking Statements

**	Previously filed.