Form 10-Q
period 2002-04-30
OPTIO SOFTWARE INC
filed 2002-06-14
CIK 1096689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:    1-15529

OPTIO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1435435
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3015 Windward Plaza, Fairways II, Alpharetta, GA	30005
(Address of principal executive offices)	(Zip Code)

    Registrant’s telephone number, including area code:     (770) 576-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

There were 19,128,332 shares of the Registrant’s common stock outstanding as of June 13, 2002.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended April 30, 2002

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, fluctuations in operating results because of acquisitions or dispositions, changes in competition, delays in developing new software, market acceptance of new products, expectation of achieving and sustaining operating profits and earnings, including the timing of such company performance, disputes regarding Optio’s intellectual property, risks relating to the potential delisting of our stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in the “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to this Quarterly Report on Form 10-Q. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the latest Annual Report on Form 10-K that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OPTIO SOFTWARE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	January 31, 2002	April 30, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,378,000	$4,799,000
Marketable securities	205,000	—
Accounts receivable, net	6,383,000	4,503,000
Prepaid expenses and other current assets	811,000	1,193,000
Current portion of notes receivable	360,000	360,000

Total current assets	13,137,000	10,855,000
Property and equipment, net	1,570,000	1,474,000
Other assets:
Note receivable and advances to shareholders	127,000	95,000
Notes receivable, less current portion	3,640,000	3,550,000
Other	128,000	141,000

Total assets	$18,602,000	$16,115,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,329,000	$1,511,000
Accrued expenses	3,425,000	3,333,000
Current portion of notes payable	53,000	53,000
Current portion of capital lease obligations	91,000	91,000
Deferred revenue	6,115,000	5,835,000

Total current liabilities	11,013,000	10,823,000
Capital lease obligations, less current portion	224,000	202,000
Deferred revenue	111,000	100,000
Shareholders’ equity:
Common stock	50,171,000	50,164,000
Accumulated deficit	(42,613,000)	(44,914,000)
Accumulated other comprehensive loss	(291,000)	(254,000)
Unamortized stock compensation	(13,000)	(6,000)

Total shareholders’ equity	7,254,000	4,990,000

Total liabilities and shareholders’ equity	$18,602,000	$16,115,000

See accompanying notes.

OPTIO SOFTWARE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended April 30,
	2001	2002
Revenue:
License fees	$2,790,000	$2,669,000
Services, maintenance, and other	4,246,000	4,126,000

	7,036,000	6,795,000
Costs of revenue:
License fees	150,000	128,000
Services, maintenance, and other	3,353,000	2,326,000

	3,503,000	2,454,000

	3,533,000	4,341,000
Operating expenses:
Sales and marketing	5,267,000	3,432,000
Research and development	1,158,000	1,243,000
General and administrative	1,401,000	1,792,000
Depreciation and amortization	308,000	237,000

	8,134,000	6,704,000

Loss from operations	(4,601,000)	(2,363,000)
Other income (expense):
Interest income	79,000	61,000
Interest expense	(12,000)	(12,000)
Write-down of ec-Hub investment	(200,000)	—
Other	13,000	60,000

	(120,000)	109,000
Loss before income taxes	(4,721,000)	(2,254,000)
Income tax expense	—	13,000

Net loss before discontinued operations	(4,721,000)	(2,267,000)
Loss from discontinued operations	(1,856,000)	(34,000)

Net loss	$(6,577,000)	$(2,301,000)

Net loss per share—basic and diluted	$(0.36)	$(0.12)

Net loss per share from continuing operations—basic and diluted	$(0.26)	$(0.12)

Net loss per share from discontinued operations—basic and diluted	$(0.10)	$(0.00)

Weighted average shares outstanding—basic and diluted	18,093,981	18,607,374

Comprehensive loss:
Net loss	$(6,577,000)	$(2,301,000)
Foreign currency translation adjustment	(79,000)	37,000
Unrealized loss on marketable securities available for sale	(29,000)	—

Comprehensive loss	(6,685,000)	$(2,264,000)

See accompanying notes.

OPTIO SOFTWARE, INC.

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Unamortized Stock Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2002	18,582,398	$50,171,000	$(42,613,000)	$(291,000)	$(13,000)	$7,254,000
Comprehensive loss, net of tax:
Net loss	—	—	(2,301,000)	—	—	(2,301,000)
Foreign currency translation adjustment	—	—	—	37,000	—	37,000

Comprehensive loss						(2,264,000)
Change in deferred compensation related to stock option terminations	—	(8,000)	—	—	1,000	(7,000)
Amortization of deferred compensation	—	—	—	—	6,000	6,000
Exercise of stock options	45,100	1,000	—	—	—	1,000

Balance at April 30, 2002	18,627,498	$50,164,000	$(44,914,000)	$(254,000)	$(6,000)	$4,990,000

See accompanying notes.

OPTIO SOFTWARE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(6,577,000)	$(2,301,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	336,000	238,000
Amortization of intangible assets	1,832,000	—
Provision for doubtful accounts	88,000	(60,000)
Write-down of ec-Hub investment	200,000	—
Gain on sale of marketable securities	(18,000)	—
Loss on disposal of property and equipment	3,000	—
Non-cash compensation and interest	125,000	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	348,000	1,955,000
Prepaid expenses and other current assets	79,000	(338,000)
Accounts payable	(571,000)	156,000
Accrued expenses	16,000	(138,000)
Income taxes payable	147,000	25,000
Deferred revenue	(79,000)	(316,000)

Net cash used in operating activities	(4,071,000)	(781,000)
Cash flows from investing activities:
Purchases of marketable securities	(20,000)	—
Proceeds from the sale of marketable securities	68,000	205,000
Purchases of property and equipment	(214,000)	(125,000)
Repayment of notes receivable	—	90,000
(Advances to)/repayments from related parties and shareholders under notes receivable	(1,000)	32,000

Net cash (used in) provided by investing activities	(167,000)	202,000
Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(54,000)	(22,000)
Proceeds from exercise of stock options	538,000	1,000

Net cash provided by (used in) financing activities	484,000	(21,000)
Impact of foreign currency rate fluctuations on cash	22,000	21,000
Net decrease in cash	(3,732,000)	(579,000)
Cash at beginning of period	8,748,000	5,378,000

Cash at end of period	$5,016,000	$4,779,000

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$14,000	$12,000

Income taxes	$—	$13,000

See accompanying notes.

OPTIO SOFTWARE, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of Business

Optio Software, Inc. (“Optio” or the “Company”) develops, sells and supports software that captures, transforms and delivers information and data to allow automated processes to companies located principally in the United States, Europe and the Asia Pacific region. The industry in which the Company operates is subject to rapid change due to development of new technologies and products.

2.    Basis of Presentation

Interim Financial Information

The accompanying interim consolidated condensed financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim period reported have been made.

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2002, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 1, 2002. Results of operations for the three months ended April 30, 2002 are not necessarily indicative of the results for the year ending January 31, 2003.

New Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company adopted SFAS 142 on February 1, 2002 in accordance with the provisions of the statement. The adoption of SFAS 142 did not have a material affect on the Company’s financial position or results of operations as the Company does not currently have goodwill and other intangible assets.

The Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of. SFAS 144 supersedes the provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and

OPTIO SOFTWARE, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under this statement, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. The standard is effective for fiscal years beginning after December 15, 2001. Early adoption is allowed. Effective November 1, 2001, the Company adopted SFAS 144. Under the provisions of SFAS 144, the disposal of the Company’s Muscato Corporation (“Muscato”) and TransLink Solutions Corporation (“Translink”) components qualified for discontinued operations treatment. As a result, the results of operations of these two components are reflected as discontinued operations in the Company’s consolidated statements of operations.

3.    Discontinued Operations

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

Pursuant to the provisions of SFAS 144, the financial statements have been reclassified to reflect the discontinuation of these components. Accordingly, the revenues, costs and expenses of these divested units have been segregated in the consolidated statements of operations. The net operating results of these segments have been reported as discontinued operations in the consolidated statements of operations.

During the year ended January 31, 2002, the Company recorded a loss of $10.5 million related to the disposition of Muscato and TransLink.

Revenue included in discontinued operations for the three months ended April 30, 2001 was $1,518,000. Pre-tax loss included in discontinued operations for the three months ended April 30, 2001 and 2002 was $1,856,000 and $34,000, respectively.

4.    Net Loss per Share

The following table sets forth the computation of net loss per share:

	Three months ended April 30,
	2001	2002
Net loss	$(6,577,000)	$(2,301,000)

Weighted average shares outstanding—basic and diluted	18,093,981	18,607,374

Net loss per share—basic and diluted	$(0.36)	$(0.12)

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	3,495,407	1,769,065

OPTIO SOFTWARE, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.    Investment in ec-Hub (formerly ecIndx)

In the year ended January 31, 2001, the Company invested $2.0 million in ec-Hub, Inc. (formerly ecIndX, Inc.), a supply chain collaboration vendor, in exchange for a minority interest in the company. An additional $209,000 of costs incurred related to making the investment were added to the basis of the investment. In conjunction with the investment, ec-Hub entered into the Company’s standard software license agreement to purchase $1.0 million in software and related services.

During the year ended January 31, 2002, the Company continually assessed the value of its investment in ec-Hub. In April 2001, the Company wrote down its investment in ec-Hub by $200,000 to reflect the value of the Company’s investment based upon the price per share paid by a recent investor. In January 2002, the Company wrote down the remaining $2,009,000 carrying value of the investment to zero. The Company based this write-down on several factors including business changes that took place at ec-Hub during the fourth quarter of fiscal 2002, the Company’s assessment of ec-Hub’s viability for the future, ec-Hub’s financial performance, the value of the Company’s new percentage of ownership following the merger of ecIndX into ec-Hub, and valuations of other companies similar to ec-Hub.

6.    Segment and Geographic Information

The Company is organized around geographic areas. The Company operates in three geographic segments, the United States, Europe and Asia Pacific. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

The Company previously reported four geographic segments, with the current Europe segment representing two segments, France and the United Kingdom. Segment information for the three months ended April 30, 2001 has been restated to combine the previous France and United Kingdom segments into the Europe segment.

OPTIO SOFTWARE, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Segment information for the three months ended April 30, 2001 and 2002 is summarized below.

Three Months ended April 30, 2001	United States	Europe	Asia Pacific	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$2,524,000	$264,000	$2,000	$2,790,000	$—	$2,790,000
Services, maintenance and other	3,780,000	450,000	16,000	4,246,000	—	4,246,000
Intersegment revenue	64,000	17,000	—	81,000	(81,000)	—

Total revenue	6,368,000	731,000	18,000	7,117,000	(81,000)	7,036,000
Interest income	76,000	3,000	—	79,000	—	79,000
Interest expense	7,000	5,000	—	12,000	—	12,000
Depreciation and amortization	292,000	14,000	2,000	308,000	—	308,000
Income tax expense	—	—	—	—	—	—
Segment net loss including loss from discontinued operations	(6,006,000)	(350,000)	(221,000)	(6,577,000)	—	(6,577,000)
Total segment assets including assets of discontinued operations	49,587,000	2,831,000	228,000	52,646,000	(3,357,000)	49,289,000
Expenditures for long-lived assets	192,000	22,000	—	214,000	—	214,000

Three Months ended April 30, 2001	United States	Europe	Asia Pacific	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$2,277,000	$374,000	$18,000	$2,669,000	$—	$2,669,000
Services, maintenance and other	3,663,000	434,000	29,000	4,126,000	—	4,126,000
Intersegment revenue	92,000	23,000	—	115,000	(115,000)	—

Total revenue	6,032,000	831,000	47,000	6,910,000	(115,000)	6,795,000
Interest income	61,000	—	—	61,000	—	61,000
Interest expense	9,000	—	3,000	12,000	—	12,000
Depreciation and amortization	219,000	16,000	2,000	237,000	—	237,000
Segment net loss	(1,870,000)	(378,000)	(53,000)	(2,301,000)	—	(2,301,000)
Total segment assets	16,752,000	3,003,000	244,000	19,999,000	(3,884,000)	16,115,000
Expenditures for long-lived assets	116,000	7,000	2,000	125,000	—	125,000

OPTIO SOFTWARE, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.    Subsequent Events

M2 Systems, purchaser of the Company’s Muscato and TransLink business units, is claiming certain purchase price adjustments and breaches of representations and warranties by the Company relating to the accounts receivable, fixed assets and business transferred. M2 Systems is withholding payment on the promissory notes issued to the Company for the acquisition of Muscato and TransLink in an attempt to setoff its indemnification claims against its obligations under the promissory notes. The Company has notified M2 Systems of its default, after which M2 Systems has a limited time to cure the default. If the default is not cured, the Company intends to take action in accordance with the promissory notes. In addition, the Company intends to dispute the purchase price adjustments and indemnification demands by M2 Systems.

Management continues to assess these promissory notes as collectible and accordingly no reserves have been recorded against the notes. Management’s assessment is based primarily on the expectation that the claims of M2 Systems will be resolved in the Company’s favor, otherwise, the Company will repossess the Muscato and TransLink assets, including technology, which represent fair value in excess of the carrying value of the promissory notes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Optio Software, Inc. is engaged primarily in the development, sale and support of software that captures, transforms, and delivers information and data to allow automated processes to companies located principally in the United States, Europe and the Asia Pacific region. Optio’s primary business has consisted of providing software and services that addressed organizations’ needs for customized information delivered via print, fax and e–mail to users of enterprise and healthcare applications.

Optio markets and sells its software and services throughout the United States, Europe, and the Asia Pacific region through its direct sales force and certified resellers. As of April 30, 2002, Optio had 49 sales and sales support personnel and over 50 distributors, value-added resellers, or referral agents. Optio also offers consulting services, which provide customers with implementation assistance and training. As of April 30, 2002, Optio believes it has approximately 4,600 customers worldwide using Optio’s software and services. No single customer accounted for 10% or more of Optio’s revenue for the three months ended April 30, 2002.

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

Notes Receivable

Optio holds promissory notes from M2 Systems as consideration for the sale of Muscato and Translink. M2 Systems has failed to make the note payment due June 1, 2002 in an attempt to setoff payments due under the notes against indemnification claims M2 Systems has made against Optio with regard to the purchase transaction. Optio has notified M2 Systems of its default, after which M2 Systems has a limited time to cure the default. In addition, M2 Systems has a limited operating history. The credit risk with respect to the notes is partially limited as the notes are secured by all outstanding shares of M2 Systems’ common stock and its assets, including cash, accounts receivable, fixed assets, and intangible assets. Optio’s management continues to assess these notes as collectible and accordingly no reserves have been recorded against these notes. Management’s assessment is based primarily on the proven success of the shareholders of the acquirer, the collateral of the notes, and the expectation that the claims of M2 Systems will be resolved in Optio’s favor, otherwise, Optio will repossess the Muscato and TransLink assets, including technology, which represents fair value in excess of the carrying value of the promissory notes. The amount of the notes recorded could be materially different under different conditions or using different assumptions, including the assumption that repayment of the notes could be dependent upon the future successful operations of M2 Systems. If M2 Systems defaults on the notes and the collateral for the amount due proves to be of no value to Optio, Optio would incur a loss of $4.0 million.

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

Investment in ec-Hub

In the year ended January 31, 2001, Optio invested $2.0 million in ec-Hub, Inc. (formerly ecIndX, Inc.), a supply chain collaboration vendor, in exchange for a minority interest in the company. An additional $209,000 of costs incurred related to making the investment were added to the basis of the investment. In conjunction with the investment, ec-Hub entered into Optio’s standard software license agreement to purchase $1.0 million in software and related services.

During the year ended January 31, 2002, Optio continually assessed the value of its investment in ec-Hub. In April 2001, Optio wrote down its investment in ec-Hub by $200,000 to reflect the value of Optio’s percentage of ownership based upon the price per share paid by a recent investor. In January 2002, Optio wrote down the remaining $2,009,000 carrying value of the investment to zero. Optio based this mark down on several factors including business changes that took place at ec-Hub during the fourth quarter of fiscal 2002, ec-Hub’s financial performance, our assessment of the company’s future viability, the value of Optio’s new percentage of ownership following the merger of ecIndX into ec-Hub, and valuations of other companies similar to ec-Hub.

Results of Operations

Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001

Revenues

The following table sets forth certain items from the Company’s statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended April 30,
	2001	2002
Revenue:
License fees	40%	39%
Services, maintenance and other	60	61

Total revenue	100	100

Costs of revenue:
License fees	2	2
Services, maintenance and other	48	34

Total cost of revenue	50	36

Gross profit	50	64
Operating expenses:
Sales and marketing	75	51
Research and development	16	18
General and administrative	20	26
Depreciation and amortization	4	4

Total operating expenses	115	99

Loss from operations	(65)	(35)
Interest and other income	(2)	2

Net loss before discontinued operations	(67)	(33)
Loss from discontinued operations	(26)	(1)

Net loss	(93%)	(34%)

Revenues

Total revenues decreased 3% from $7.0 million to $6.8 million for the three months ended April 30, 2001 as compared to the same period in 2002.

License fees

Revenues from licenses decreased 4% from $2.8 million for the three months ended April 30, 2001 to $2.7 million for the three months ended April 30, 2002. The slight decline over the previous year can be attributed to the slowed economy. By the nature of our sales cycle, our product sales generally lag those of our partners, in that corporations generally purchase our products toward the end of or following other ERP systems implementation. Some of our partners announced improved results in their corresponding first quarter over severe declines last year. Others announced that their sales still trail over recent quarters.

Approximately $800,000 of Optio’s software license revenue during the three months ended April 30, 2002 was from reseller, value-added distributor or OEM relationships, with approximately $350,000 resulting from a large purchase from a partner for multiple licenses in advance of identified end-users. Such purchases in advance of identified end-users are common practice within the software industry and do not allow for a right of refund.

Services, maintenance and other

Revenues from services, maintenance and other decreased to $4.1 million in the three months ended April 30, 2002 from $4.2 million for the corresponding period in 2001. Services revenue decreased $400,000 from $2.2 million in the three months ended April 30, 2001 to $1.8 million in the three months ended April 30, 2002. The decline in software license revenue over previous quarters is beginning to affect our consulting services business group. As the services backlog declined, services revenue declined slightly. In addition, a significant portion of Optio’s software fees during the three months ended April 30, 2002 was recorded in the last two weeks of the quarter, allowing little time for the implementation services to be performed for the quarter. Maintenance revenue increased $300,000 from $2.0 million in the three months ended April 30, 2001 to $2.3 million in the three months ended April 30, 2002. Maintenance revenue continues to increase as Optio increases its customer base.

Revenue Mix

Revenues from licenses represented 40% and 39% of total revenue for the three months ended April 30, 2001 and 2002, respectively.

Costs of Revenues

Total costs of revenues decreased 30% from $3.5 million in the three months ended April 30, 2001 to $2.5 million in the same period in 2002.

Licenses

Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for incorporation of third-party software products and fees paid to referral partners. Costs of revenues from licenses remained consistent at 2% of revenue.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontract and other expenses relating to the cost of providing customer support, education and professional services. Costs of revenue from services, maintenance and other decreased 31% from $3.4 million in the three months ended April 30, 2001 to $2.3 million in the same period in 2002. Costs of revenues from services, maintenance and other decreased as a percentage of total revenue from 48% for the three months ended April 30, 2001 to 34% for the three months ended April 30, 2002. The decrease was primarily the result of the following: a) a decrease of approximately $300,000 of costs related to the use of outsourcers to assist in implementations, b) a decrease in the number of internal staff as a result of a reduction in force from 76 employees to 58 employees, and c) an associated decline in travel expenses and other costs as a result of fewer employees. Optio’s use of outsourcers represented approximately 60% of our revenue from services, maintenance and other during the three months ended April 30, 2001, which declined to approximately 45% during the three months ended April 30, 2002.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 35% from $5.3 million in the three months ended April 30, 2001 to $3.4 million, as compared to the same period in 2002. Sales and marketing expenses were 75% and 51% of total revenue for the corresponding periods. Optio’s sales and marketing staff was reduced from 78 employees at April 30, 2001 to 58 employees at April 30, 2002. In addition, Optio eliminated approximately $500,000 of advertising and marketing expenses related to trade shows and other advertising for the three months ended April 30, 2002 as compared to the corresponding period in 2001.

Research and Development

Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel and product managers.

Research and development expenses increased 7% from $1.16 million for the three months ended April 30, 2001 to $1.24 million for the three months ended April 30, 2002. During the three months ended April 30, 2002, Optio invested in its research and development group by hiring two additional employees and independent contractors to assist with the development and quality assurance of new versions of our existing products and our anticipated Medex product.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, other professional services, rent and depreciation for Optio’s facilities and computer and communications systems.

General and administrative expenses increased 28% from $1.4 million for the three months ended April 30, 2001 to $1.8 million, as compared to the same period in 2002. These expenses represent 20% and 26% of total revenue for the corresponding periods. The increase in general and administrative expenses as a percentage of revenue is primarily the result of an approximately $175,000 increase in legal fees in connection with pending lawsuits filed against Optio, in addition to increased insurance costs of approximately $130,000.

Depreciation and Amortization

Depreciation and amortization expense decreased from $308,000 to $237,000 for the three months ended April 30, 2001 as compared to the same period in 2002. This decrease is due to Optio’s European entity’s goodwill becoming fully amortized in the previous year in addition to a greater number of Optio’s fixed assets becoming fully depreciated.

Interest Income

Interest income decreased from $79,000 in the three months ended April 30, 2001 to $61,000 in the three months ended April 30, 2002.

Optio invested an average cash balance of approximately $5.0 million during the three months ended April 30, 2002. In the same period of 2001, Optio invested an average cash balance of approximately $5.6 million.

Interest Expense

Interest expense remained consistent at $12,000 for each of the three-month periods ended April 30, 2001 and 2002. Interest expense primarily represents the interest paid on Optio’s capital leases.

Write-down of Investment in ec-Hub

During the year ended January 31, 2002, Optio continually assessed the value of its $2,209,000 investment in ec-Hub. In April 2001, Optio wrote down its investment in ec-Hub by $200,000 to reflect the value of Optio’s percentage of ownership based upon the price per share paid by a recent investor. In January 2002, Optio wrote down the remaining $2,009,000 carrying value of the investment to zero.

Income Tax Expense

The provision for income taxes was $13,000 for the three months ended April 30, 2002, which resulted from Optio’s foreign operations.

Discontinued Operations

On December 4, 2001, Optio sold its Muscato Corporation (“Muscato”) and TransLink Solutions Corporation (“TransLink”) business units to M2 Systems Corporation (“M2 Systems”), a company owned by certain of the former shareholders of Muscato. The stock of Muscato was sold for consideration of $250,000 cash, a $3.25 million promissory note, and the retirement of the long-term notes in the aggregate amount of $8.9 million in principal and interest related to the original purchase of Muscato. The assets of the TransLink business unit were sold for a $750,000 promissory note.

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

During the three months ended April 30, 2002, the company recorded a loss from discontinued operations of $34,000 related to expenses incurred in the disposition of Muscato and TransLink. In the three months ended April 30, 2002, the company recorded a loss on discontinued operations of $1.9 million, representing the net revenues, costs and expenses of Muscato and TransLink.

Liquidity and Capital Resources

At April 30, 2001 and 2002, Optio had $5.0 million and $4.8 million, respectively, of cash and cash equivalents.

The following table sets forth certain selected statements of cash flow information for the three months ended April 30, 2002:

Net cash used in operating activies	$(781,000)
Net cash provided by investing activities	202,000
Net cash used in financing activities	(21,000)
Net decrease in cash and cash equivalents	(579,000)

Cash used in operations was the result of a $2.3 million loss offset by the add-back of non-cash depreciation expense of $238,000. The Company improved collections on accounts receivable, resulting in a cash inflow of $2.0 million. In addition, the Company expended approximately $300,000 in cash for prepaid assets including prepaid commercial insurance. In investing activities, the Company received approximately $200,000 on the sale of marketable securities and $125,000 as payments on notes receivable. These receipts were offset by disbursements of approximately $125,000 for the purchase of property and equipment in the ordinary course of business. The Company’s financing activities included payments of capital lease obligations of $22,000.

On April 25, 2002, Optio entered into a line of credit agreement with a bank for a line of credit of up to $5.0 million. The line of credit bears interest at the prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $5.0 million, or such lesser amount as may be determined based on such ratios. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and tangible net worth requirements and restrictions on dividends. No borrowings were made on the line of credit during the three months ended April 30, 2002.

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

New Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. Optio adopted SFAS 142 on February 1, 2002 in accordance with the provisions of the statement. The adoption of SFAS 142 did not have a material affect on Optio’s financial position or results of operations as Optio does not currently have goodwill and other intangible assets.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

M2 Systems Corporation, purchaser of Optio’s Muscato and Translink business units, is claiming certain purchase price adjustments and breaches of representations and warranties by Optio relating to the accounts receivable, fixed assets and business transferred. M2 Systems is demanding approximately $3.03 million as indemnification for Optio’s alleged breaches of representations and warranties. In addition, M2 Systems is withholding payment on the promissory notes issued to Optio for the acquisition of Muscato and Translink in an attempt to setoff its indemnification claims against its obligations under the promissory notes. Optio has notified M2 Systems of its default after which M2 Systems has a limited time to cure the default. If the default is not cured, Optio intends to take action in accordance with the promissory notes. In addition, Optio intends to dispute the purchase price adjustments and indemnification demands made by M2 Systems. To date, no lawsuit has been filed with regard to this matter.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 1999, the Company commenced an initial public offering of its common stock. The net proceeds from the offering to the Company after deducting the discounts, commissions, fees and expenses were approximately $47.0 million. Approximately $1.2 million of the proceeds were used for the repayment of our indebtedness to three former shareholders incurred in connection with the repurchase of their common stock in December 1998. In March 2000, $20 million of the proceeds were used for the acquisition of all of the capital stock of Muscato and an additional $5 million was used to acquire the assets of Translink. In August 2000, the Company invested $2.2 million in ec-Hub, a supply chain collaboration vendor, in exchange for a minority interest in the company. In December 2000, Optio issued a note receivable in the amount of $400,000 to a company that was considered a potential strategic investment. Subsequent to January 31, 2001, this company filed for bankruptcy and the $400,000 was fully reserved as uncollectible. Pending use of the net proceeds, the Company has invested the funds in money market funds and used them for general corporate purposes, including working capital.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

Our common stock is quoted on the Nasdaq National Market System. On June 13, 2002, the closing price of the common stock on the Nasdaq National Market was $0.39. In order to remain listed on this market, we must meet Nasdaq’s listing maintenance standards. Optio is not in compliance with the minimum bid price requirement of Nasdaq Marketplace Rule 4310(c)(8)(B), which requires that the minimum bid price for the common stock be at least $1.00 per share. Optio has filed an application to transfer the listing of its common stock to the Nasdaq SmallCap Market. However, the minimum bid price requirement of $1.00 will also apply to the common stock following its transition to the SmallCap Market, therefore, if the minimum bid price of Optio’s common stock remains below $1.00 per share, or Optio fails to meet any other continued listing requirement, it may be subject to delisting from the SmallCap Market. If the common stock is not accepted for listing on the SmallCap Market, it may be subject to delisting from the National Market.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1	Amended and Restated Employment Agreement by and between Optio Software, Inc. and Warren K. Neuburger

10.2	Employment Agreement by and between Optio Software, Inc. and Harvey A. Wagner

99.1	Safe Harbor Compliance Statements for Forward Looking Statements

(b)  Reports on Form 8-K

On April 11, 2001, the Company filed a Form 8-K to report the resignation of David Dunn-Rankin from the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2002.

OPTIO SOFTWARE, INC.

By:	/s/ HARVEY A. WAGNER
Harvey A. Wagner Chief Financial Officer