Form 10-Q
period 2002-07-31
OPTIO SOFTWARE INC
filed 2002-09-13
CIK 1096689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-15529

OPTIO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1435435
State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3015 Windward Plaza, Fairways II, Alpharetta, GA	30005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 576-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 19,127,498 shares of the Registrant’s common stock outstanding as of September 12, 2002.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended July 31,2002

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, fluctuations in operating results because of acquisitions or dispositions, changes in competition, delays in developing new software, market acceptance of new products, expectation of achieving and sustaining operating profits and earnings, including the timing of such company performance, disputes regarding Optio’s intellectual property, risks relating to the potential delisting of its stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in the “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to this Quarterly Report on Form 10-Q. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the latest Annual Report on Form 10-K that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2002	July 31, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,378,000	$4,013,000
Marketable securities	205,000	—
Accounts receivable, net	6,383,000	4,831,000
Prepaid expenses and other current assets	811,000	1,101,000
Current portion of notes receivable	360,000	360,000

Total current assets	13,137,000	10,305,000
Property and equipment, net	1,570,000	1,320,000
Other assets:
Note receivable from and advances to shareholders	127,000	97,000
Notes receivable, less current portion	3,640,000	3,460,000
Other	128,000	146,000

Total assets	$18,602,000	$15,328,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,329,000	$1,865,000
Accrued expenses	3,425,000	3,142,000
Notes payable	53,000	53,000
Current portion of capital lease obligations	91,000	81,000
Deferred revenue	6,115,000	5,888,000

Total current liabilities	11,013,000	11,029,000

Capital lease obligations, less current portion	224,000	193,000
Deferred revenue	111,000	115,000
Shareholders’ equity:
Common stock	50,171,000	50,264,000
Accumulated deficit	(42,613,000)	(46,150,000)
Accumulated other comprehensive loss	(291,000)	(123,000)
Unamortized stock compensation	(13,000)	—

Total shareholders’ equity	7,254,000	3,991,000

Total liabilities and shareholders’ equity	$18,602,000	$15,328,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2001	2002
Revenue:
License fees	$3,503,000	$2,737,000
Services, maintenance, and other	4,527,000	4,649,000

	8,030,000	7,386,000
Costs of revenue:
License fees	112,000	130,000
Services, maintenance, and other	2,530,000	2,189,000

	2,642,000	2,319,000

	5,388,000	5,067,000
Operating expenses:
Sales and marketing	4,134,000	3,678,000
Research and development	990,000	1,132,000
General and administrative	2,104,000	1,776,000
Depreciation and amortization	348,000	235,000

	7,576,000	6,821,000

Loss from operations	(2,188,000)	(1,754,000)
Other income (expense):
Interest income	66,000	62,000
Interest expense	(49,000)	(8,000)
Other	—	(25,000)

	17,000	29,000
Loss before income taxes and loss from discontinued operations	(2,171,000)	(1,725,000)
Income tax benefit	—	498,000

Loss from continuing operations	(2,171,000)	(1,227,000)
Loss from discontinued operations	(1,849,000)	(9,000)

Net loss	$(4,020,000)	$(1,236,000)

Loss per share from continuing operations—basic and diluted	$(0.12)	$(0.06)

Loss per share from discontinued operations—basic and diluted	$(0.10)	$(0.01)

Net loss per share – basic and diluted	$(0.22)	$(0.07)

Weighted average shares outstanding—basic and diluted	18,500,532	18,977,498

Comprehensive loss:
Net loss	$(4,020,000)	$(1,236,000)
Foreign currency translation adjustment	20,000	131,000
Unrealized loss on marketable securities available for sale	(14,000)	—

Comprehensive loss	$(4,014,000)	$(1,105,000)

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations
(Unaudited)

	Six Months Ended July 31,
	2001	2002
Revenue:
License fees	$6,293,000	$5,406,000
Services, maintenance, and other	8,773,000	8,775,000

	15,066,000	14,181,000
Costs of revenue:
License fees	262,000	258,000
Services, maintenance, and other	5,883,000	4,515,000

	6,145,000	4,773,000

	8,921,000	9,408,000
Operating expenses:
Sales and marketing	9,402,000	7,110,000
Research and development	2,149,000	2,375,000
General and administrative	3,504,000	3,568,000
Depreciation and amortization	656,000	472,000

	15,711,000	13,525,000

Loss from operations	(6,790,000)	(4,117,000)
Other income (expense):
Interest income	145,000	123,000
Interest expense	(61,000)	(20,000)
Write-down of ec-Hub investment	(200,000)	—
Other	13,000	35,000

	(103,000)	138,000
Loss before income taxes and loss from discontinued operations	(6,893,000)	(3,979,000)
Income tax benefit	—	485,000

Loss from continuing operations	(6,893,000)	(3,494,000)
Loss from discontinued operations	(3,705,000)	(43,000)

Net loss	$(10,598,000)	$(3,537,000)

Loss per share from continuing operations—basic and diluted	$(0.38)	$(0.19)

Loss per share from discontinued operations—basic and diluted	$(0.20)	$—

Net loss per share—basic and diluted	$(0.58)	$(0.19)

Weighted average shares outstanding—basic and diluted	18,300,626	18,795,093

Comprehensive loss:
Net loss	$(10,598,000)	$(3,537,000)
Foreign currency translation adjustment	(61,000)	168,000
Unrealized loss on marketable securities available for sale	(61,000)	—

Comprehensive loss	$(10,720,000)	$(3,369,000)

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Unamortized Stock Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2002	18,582,398	$50,171,000	$(42,613,000)	$(291,000)	$(13,000)	$7,254,000
Comprehensive loss, net of tax:
Net loss	—	—	(3,537,000)	—	—	(3,537,000)
Foreign currency translation adjustment	—	—	—	168,000	—	168,000

Comprehensive loss						3,885,000
Change in deferred compensation related to stock option terminations	—	(8,000)	—	—	1,000	(7,000)
Amortization of deferred compensation	—	—	—	—	12,000	12,000
Exercise of stock options	545,100	101,000	—	—	—	101,000

Balance at July 31, 2002	19,127,498	$50,264,000	$(46,150,000)	$(123,000)	$—	$3,991,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31
	2001	2002
Cash flows from operating activities:
Net loss	$(10,598,000)	$(3,537,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	656,000	472,000
Amortization of intangible assets	3,724,000	—
Provision for doubtful accounts	280,000	(134,000)
Write-down of ec-Hub investment	200,000	—
Gain on sale of marketable securities	(18,000)	—
Loss on disposal of property and equipment	4,000	26,000
Non-cash compensation and interest	257,000	5,000
Changes in operating assets and liabilities:
Accounts receivable	1,796,000	1,806,000
Prepaid expenses and other current assets	(78,000)	(254,000)
Accounts payable	(1,584,000)	469,000
Accrued expenses	654,000	(292,000)
Income taxes receivable	1,437,000	(33,000)
Deferred revenue	(122,000)	(321,000)

Net cash used in operating activities	(3,392,000)	(1,793,000)

Cash flows from investing activities:
Purchases of marketable securities	(20,000)	—
Proceeds from the sale of marketable securities	68,000	205,000
Purchases of property and equipment	(309,000)	(212,000)
Repayment of notes receivable	—	180,000
(Advances to)/repayments from related parties and shareholders under notes receivable	(2,000)	30,000

Net cash (used in) provided by investing activities	(263,000)	203,000

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(108,000)	(41,000)
Advances on the line of credit	7,975,000	—
Payments on the line of credit	(7,251,000)	—
Proceeds from exercise of stock options	538,000	101,000

Net cash provided by financing activities	1,154,000	60,000

Impact of foreign currency rate fluctuations on cash	53,000	165,000
Net decrease in cash and cash equivalents	(2,448,000)	(1,365,000)

Cash and cash equivalents at beginning of period	8,748,000	5,378,000

Cash and cash equivalents at end of period	$6,300,000	$4,013,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$58,000	$14,000

Income taxes	$—	$(485,000)

See accompanying notes.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements
(Unaudited)

1.    Description of Business

Optio Software, Inc. (“Optio” or the “Company”) develops, sells and supports software that captures, transforms and delivers information and data to allow automated processes to companies located principally in the United States and Europe. The industry in which the Company operates is subject to rapid change due to development of new technologies and products.

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2002, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 1, 2002. Results of operations for the three months and six months ended July 31, 2002 are not necessarily indicative of the results for the year ending January 31, 2003.

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

The Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of. SFAS No. 144 supersedes the provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under this statement, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. The standard is effective for fiscal years beginning after December 15, 2001. Early adoption is allowed. Effective November 1, 2001, the Company adopted SFAS No. 144. Under the provisions of SFAS No. 144, the disposal of the Company’s Muscato Corporation (“Muscato”) and TransLink Solutions Corporation (“TransLink”) business units qualified for discontinued operations treatment. As a result, the results of operations of these two components are reflected as discontinued operations in the Company’s consolidated statements of operations.

3.    Discontinued Operations

On December 4, 2001, the Company sold its Muscato and TransLink business units to M2 Systems Corporation (“M2 Systems”), a company owned by certain of the former shareholders of Muscato and TransLink. The stock of Muscato was sold for consideration of $250,000 cash, a $3.25 million promissory note, and the retirement of the long-term notes in the aggregate amount of $8.9 million in principal and interest related to the original purchase of Muscato. The assets of the TransLink business unit were sold for a $750,000 promissory note. The Company originally acquired the Muscato and TransLink business units on March 27, 2000.

Pursuant to the provisions of SFAS No. 144, the financial statements have been reclassified to reflect the discontinuation of these components. Accordingly, the revenues, costs and expenses of these divested units have been segregated in the consolidated statements of operations. The net operating results of these segments have been reported as discontinued operations in the consolidated statements of operations.

During the year ended January 31, 2002, the Company recorded a loss of $10.5 million related to the disposition of Muscato and TransLink.

Revenue included in discontinued operations for the three and six months ended July 31, 2001 was $1.4 million and $2.9 million, respectively. Pre-tax loss included in discontinued operations for the three and six months ended July 31, 2001 was $1.8 million and $3.7 million, respectively. Pre-tax loss included in discontinued operations for the three and six months ended July 31, 2002 was $9,000 and $43,000, respectively.

4.    Net Loss per Share

The following tables set forth the computation of net loss per share:

	Three months ended July 31,
	2001	2002
Net loss	$(4,020,000)	$(1,236,000)

Weighted average shares outstanding – basic and diluted	18,500,532	18,977,498

Net loss per share – basic and diluted	$(0.22)	$(0.07)

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	1,841,558	1,430,295

	Six months ended July 31,
	2001	2002
Net loss	$(10,598,000)	$(3,537,000)

Weighted average shares outstanding – basic and diluted	18,300,626	18,795,093

Net loss per share – basic and diluted	$(0.58)	$(0.19)

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	2,491,130	1,596,694

5.    Investment in ec-Hub (formerly ecIndx)

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

The Company continually assessed the value of its investment in ec-Hub. In April 2001, the Company wrote down its investment in ec-Hub by $200,000 to reflect the value of the Company’s investment based upon the price per share paid by a recent investor. In January 2002, the Company wrote down the remaining $2,009,000 carrying value of the investment to zero. The Company based this write-down on several factors including business changes that took place at ec-Hub during the fourth quarter of fiscal 2002, the Company’s assessment of ec-Hub’s viability for the future, ec-Hub’s financial performance, the value of the Company’s new percentage of ownership following the merger of ecIndX into ec-Hub, and valuations of other companies similar to ec-Hub. ec-Hub was founded and was partly owned by David Dunn-Rankin, who was a director and employee of the Company at the time of the Company’s investment. In addition, Wayne Cape, a member of Optio’s board of directors also serves on the board of directors of ec-Hub.

6.    Segment and Geographic Information

The Company is organized around geographic areas. As of July 31, 2002, the Company operated in three geographic segments, the United States, Europe and Australia. The foreign locations principally function as distributors of products developed by the Company in the United States. On August 9, 2002, the Company closed its Australian subsidiary and transitioned the operations to an independent reseller. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

The Company previously reported four geographic segments, with the current Europe segment representing two segments, France and the United Kingdom. Segment information for the six months ended July 31, 2001 has been restated to combine the previous France and United Kingdom segments into the Europe segment.

Segment information for the six months ended July 31, 2001 and 2002 is summarized below.

Six Months ended July 31, 2001	United States	Europe	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$5,631,000	$646,000	$16,000	$6,293,000	$—	$6,293,000
Services, maintenance and other	7,817,000	906,000	50,000	8,773,000	—	8,773,000
Inter-segment revenue	149,000	54,000	—	203,000	(203,000)	—

Total revenue	13,597,000	1,606,000	66,000	15,269,000	(203,000)	15,066,000
Interest income	134,000	11,000	—	145,000	—	145,000
Interest expense	51,000	10,000	—	61,000	—	61,000
Depreciation and amortization	617,000	34,000	5,000	656,000	—	656,000
Income tax expense	—	—	—	—	—	—
Segment net loss including loss from discontinued operations	(9,787,000)	(494,000)	(317,000)	(10,598,000)	—	(10,598,000)
Total segment assets including assets of discontinued operations	46,325,000	2,760,000	238,000	49,323,000	(3,639,000)	45,684,000
Expenditures for long-lived assets	240,000	67,000	2,000	309,000	—	309,000

Six Months ended July 31, 2002	United States	Europe	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$4,467,000	$884,000	$55,000	$5,406,000	$—	$5,406,000
Services, maintenance and other	7,715,000	1,015,000	45,000	8,775,000	—	8,775,000
Inter-segment revenue	218,000	61,000	—	279,000	(279,000)	—

Total revenue	12,400,000	1,960,000	100,000	14,460,000	(279,000)	14,181,000
Interest income	123,000	—	—	123,000	—	123,000
Interest expense	17,000	—	3,000	20,000	—	20,000
Depreciation and amortization	432,000	36,000	4,000	472,000	—	472,000
Segment net loss including loss from discontinued operations	(2,474,000)	(830,000)	(233,000)	(3,537,000)	—	(3,537,000)
Total segment assets	16,493,000	2,700,000	168,000	19,361,000	(4,033,000)	15,328,000
Expenditures for long-lived assets	189,000	21,000	2,000	212,000	—	212,000

7.    Note Receivable from M2 Systems Corporation

On April 29, 2002, the Company received notice that M2 Systems, purchaser of the Company’s Muscato and TransLink business units, was claiming certain purchase price adjustments and breaches of representations and warranties by the Company relating to the accounts receivable, fixed assets and business transferred. M2

Systems demanded approximately $3.3 million as a purchase price adjustment and indemnification for the Company’s alleged breaches of representations and warranties.

On May 31, 2002, the Company received a letter from M2 Systems indicating that it was withholding payment on the promissory notes issued to the Company for the acquisition of Muscato and TransLink in an attempt to setoff the payment against these indemnification claims. M2 Systems withheld the payment due on June 3, 2002 and was thus in default on the promissory notes. The Company notified M2 Systems in writing of its default on June 6, 2002. M2 Systems subsequently paid the required installment on July 1, 2002.

Effective September 12, 2002, M2 Systems and the Company entered into a settlement and release agreement covering the purchase price adjustment claims made by M2 Systems. In exchange for M2 Systems’ agreement to release the Company from such claims, the Company has agreed to a purchase price adjustment in the amount of $193,944.50. Of this amount, the Company has agreed to apply $90,000 to satisfy the payment due on September 1, 2002 by M2 Systems on the promissory notes issued to the Company in connection with the sale of Muscato and TransLink, and to remit the remaining $103,944.50 to M2 Systems. The settlement and release agreement does not resolve any other claims M2 Systems has made against the Company. The Company intends to dispute the remaining claims made by M2 Systems. To date, no lawsuit has been filed with regard to this matter.

The Company’s management continues to assess these promissory notes as collectible and accordingly no reserves have been recorded against these promissory notes. Management’s assessment is based primarily on its belief that the remaining indemnification claims of M2 Systems will be resolved in the Company’s favor and that if not, the Company will exercise its rights under the purchase agreement which may include reclaiming the Muscato and TransLink assets, including technology, which represent fair value in excess of the carrying value of the promissory notes.

8. Income Taxes

The income tax benefit recognized in the three and six months ended July 31, 2002 represents a tax refund of $530,000 received by the Company as a result of a tax law change allowing it to take advantage of greater tax loss carrybacks. This refund was partially offset by income taxes paid for the Company’s foreign operations.

9. Subsequent Event

On September 12, 2002, the Company executed a First Loan Modification Agreement to its Loan Agreement with Silicon Valley Bank, the purpose of which was to modify and clarify the definition of tangible net worth.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Optio Software, Inc. (“Optio”) is engaged primarily in the development, sale and support of software that captures, transforms, and delivers information and data to allow automated processes to companies located principally in the United States and Europe. Optio’s primary business has consisted of providing software and services that addressed organizations’ needs for customized information delivered via print, fax and e-mail to users of enterprise and healthcare applications.

Optio markets and sells its software and services throughout the United States, Europe, and previously in the Asia Pacific region through its direct sales force and certified resellers. As of July 31, 2002, Optio had 53 sales and sales support personnel and over 50 distributors, value-added resellers, or referral agents. Optio also offers consulting services, which provide customers with implementation assistance and training. As of July 31, 2002, Optio had over 4,600 customers worldwide using Optio’s software and services. No single customer accounted for 10% or more of Optio’s revenue for the three or six months ended July 31, 2002.

In addition to operations in the United States, Optio operates two international offices involved in the direct sales, marketing and support activities of Optio products throughout France, Germany, and the United Kingdom. Optio previously operated a subsidiary office in Australia serving the Asia Pacific market. This office was transitioned to an independent reseller on August 9, 2002.

Significant Accounting Policies and Use of Estimates

Optio has identified significant accounting policies and estimates that are critical to the understanding of its financial statements.

Revenue Recognition

Optio has three types of revenue: software license fees, service fees and maintenance fees. Service fees include fees for consulting and implementation services, education services and reimbursable expenses billed to the customer. Optio typically recognizes software license fees on delivery of its software to resellers and to end-users directly when: (i) Optio has a signed, noncancellable license agreement with the customer; (ii) the license fee is fixed and determinable; (iii) Optio can objectively allocate the total fee among all elements of the arrangement; and (iv) the collection of the license fee is probable. Optio does not typically allow customers the right to return products purchased. However, in instances where contracts are entered into which allow a right of return, or require acceptance testing of the product, revenue is not recognized until the right of return period has expired or acceptance has been documented. In addition, occasionally Optio enters into contracts that require significant production, modification or customization to its software. When these contracts are entered into, contract revenue is recognized on a percentage of completion basis using actual costs incurred as a percentage of expected total costs.

Revenue from services, principally consulting, implementation and training, is recognized as the services are performed. Revenue from maintenance contracts is recognized on a pro-rata basis over the term of each contract. Deferred revenue represents payments received in advance of recognizing the related revenue.

Notes Receivable

Optio holds promissory notes from M2 Systems as consideration for the sale of Muscato and TransLink. M2 Systems failed to make the note payment due June 1, 2002 in an attempt to setoff payments due under the notes against indemnification claims M2 Systems made against Optio with regard to the purchase transaction. Optio notified M2 Systems of its default, after which M2 Systems made the required payment, plus penalties, on July 1, 2002. In addition, M2 Systems has a limited operating history; however, the credit risk with respect to the notes is partially limited as the notes are secured by all outstanding shares of M2 Systems’ common stock and its assets, including cash, accounts receivable, fixed assets, and intangible assets. Optio’s management continues to assess these notes as collectible and accordingly no reserves have been recorded against these notes. Management’s assessment is based primarily on the proven success of the shareholders of the acquirer, the collateral of the notes, and the expectation that the remaining indemnification claims of M2 Systems will be resolved in Optio’s favor, otherwise, Optio will exercise its rights under the purchase agreement which may include reclaiming the Muscato and TransLink assets, including technology, which represent fair value in excess of the carrying value of the promissory notes. The amount of the notes recorded could be materially different under different conditions or using different assumptions, including the assumption that repayment of the notes could be dependent upon the future successful operations of M2 Systems. If M2 Systems defaults on the notes and the collateral for the amount due proves to be of no value to Optio, Optio would incur a loss of $3.8 million.

Effective September 12, 2002, M2 Systems and Optio entered into a settlement and release agreement covering purchase price adjustment claims made by M2 Systems. Optio has agreed to apply $90,000 of such adjustment amount totaling $193,944.50 to satisfy the promissory note payment due on September 1, 2002 by M2 Systems.

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense which is included in general and administrative expenses.

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

During the year ended January 31, 2002, Optio continually assessed the value of its investment in ec-Hub. In April 2001, Optio wrote down its investment in ec-Hub by $200,000 to reflect the value of Optio’s percentage of ownership based upon the price per share paid by a recent investor. In January 2002, Optio wrote down the remaining $2,009,000 carrying value of the investment to zero. Optio based this mark down on several factors including business changes that took place at ec-Hub during the fourth quarter of fiscal 2002, ec-Hub’s financial performance, Optio’s assessment of the company’s future viability, the value of Optio’s new percentage of ownership following the merger of ecIndX into ec-Hub, and valuations of other companies similar to ec-Hub.

ec-Hub was founded and was partly owned by David Dunn-Rankin, who was a director and employee of Optio at the time of Optio’s investment. In addition, Wayne Cape, a member of Optio’s board of directors also serves on the board of directors of ec-Hub.

Note Receivable from Shareholders

As of July 31, 2002, Optio had notes receivable from shareholders of approximately $97,000. This balance represented a note from a shareholder in the amount of $10,000 and a note receivable from Wayne Cape, a member of Optio’s board of directors, in the amount of $87,000. The note receivable from the individual shareholder was subsequently paid in full in August 2002. The note receivable from Wayne Cape requires monthly payments through July 31, 2003. All required payments have been made under this agreement.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2001

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended July 31,
	2001	2002
Revenue:
License fees	44%	37%
Services, maintenance and other	56	63

Total revenue	100	100

Costs of revenue:
License fees	1	2
Services, maintenance and other	32	30

Total cost of revenue	33	32

Gross profit	67	68
Operating expenses:
Sales and marketing	51	50
Research and development	12	15
General and administrative	26	24
Depreciation and amortization	4	3

Total operating expenses	93	92

Loss from operations	(26)	(24)
Interest and other income	—	—
Income tax benefit	—	7

Loss from continuing operations	(26)	(17)
Loss from discontinued operations	(23)	—

Net loss	(49%)	(17%)

Revenues

Total revenues decreased 8% to $7.4 million from $8.0 million for the three months ended July 31, 2002 and 2001, respectively.

License fees

Revenues from licenses decreased 22% to $2.7 million from $3.5 million for the three months ended July 31, 2002 and 2001, respectively. Management believes that the decline in revenues from license fees over the previous year was attributable to the slowed economy over the past year. Optio, like other software companies, experienced a challenging economic and corporate sales condition during the three months ended July 31, 2002. Corporate spending continues to be tight and technology spending appears to be lagging any economic improvements in other industries. Despite the weak economy, Optio’s European operations increased their license revenue by 34% to $510,000 during the three months ended July 31, 2002 from $382,000 for the same period in the prior year, a result of adding new customers with a higher average sales price per transaction.

Approximately $840,000 of Optio’s software license revenue during the three months ended July 31, 2002 was from reseller, value-added distributor or OEM relationships, representing 31% of license fees for Optio. During the three months ended July 31, 2001, Optio generated $770,000 of its software license revenue through partners, representing 22% of Optio’s license revenue. In September 2001, Optio expanded its partner program, focusing on establishing better business planning and larger scale integration with partners, allowing both the partner and Optio to increase revenues.

Services, maintenance and other

Revenues from services, maintenance and other increased to $4.6 million in the three months ended July 31, 2002 from $4.5 million in same period of the prior year. Services revenue decreased $490,000 to $2.1 million in the three months ended July 31, 2002 from $2.6 million in the three months ended July 31, 2001. The decline in software license revenue over the previous quarters has affected Optio’s consulting services business group. As the services backlog declined, services revenue declined slightly. In addition, as implementation becomes more simplified with improvements in Optio’s products, either fewer services are purchased by customers or they may use outsourcers to install the products. Maintenance revenue increased $600,000 to $2.5 million in the three months ended July 31, 2002 from $1.9 million in the three months ended July 31, 2001. Maintenance revenue continues to increase as Optio adds to its over 4,600 customer base and increases the price of its annual maintenance fees. In addition, Optio is actively pursuing customers that have previously terminated maintenance.

Revenue Mix

Revenues from licenses represented 37% and 44% of total revenue for the three months ended July 31, 2002 and 2001, respectively, a reflection of the decrease in license revenue due to the economy, while maintenance revenue continues to increase with additional customers and increased annual fees.

Costs of Revenues

Total costs of revenues decreased 12% to $2.3 million from $2.6 million in the three months ended July 31, 2002 and 2001, respectively.

Licenses

Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses as a percentage of revenue increased slightly, primarily due to the decrease in software license revenue.

Services, maintenance and other

Costs of revenues from services, maintenance and other consists of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenue from services, maintenance and other decreased 13% to $2.2 million from $2.5 million in the three months ended July 31, 2002 and 2001, respectively. Costs of revenues from services, maintenance and other decreased as a percentage of total revenue to 30% in 2002 from 32% in 2001. The decrease was primarily the result of the following: a) a decrease of approximately $135,000 of costs related to the use of outsourcers to assist in implementations, b) a decrease in the number of internal staff as a result of a reduction in force from 56 employees to 41 employees, and c) an associated decline in travel expenses and other costs as a result of fewer employees. Although there has been reduction in staff, the productivity of Optio’s internal staff has improved. Optio’s use of outsourcers decreased to approximately 41% in the three months ended July 31, 2002 from approximately 46% of the revenue in the three months ended July 31, 2001. In addition, Optio was able to secure lower daily rates from some of its outsourcers, allowing it to decrease costs.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 11% to $3.7 million from $4.1 million for the three months ended July 31, 2002 and 2001, respectively. Sales and marketing expenses were 50% and 51% of total revenue for the same periods. Optio’s sales and marketing staff was reduced to 52 employees at July 31, 2002 from 63 employees at July 31, 2001. The cost savings from having fewer employees, including reduced travel expenses, was slightly offset by approximately $170,000 of severance costs recorded in the three months ended July 31, 2002 for terminations of several marketing employees. In addition, Optio eliminated approximately $300,000 of advertising and marketing expenses related to trade shows and other advertising between the three months ending July 31, 2001 and the three months ended July 31, 2002.

Research and Development

Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses increased 14% to $1.1 million for the three months ended July 31, 2002 from $1.0 million for the three months ended July 31, 2001. During the three months ended July 31, 2002, Optio invested in its research and development group by using independent contractors to assist with the development and quality assurance of new versions of its existing products and its anticipated MedexFlex product. During the three months ended July 31, 2002, Optio announced the general availability of a new version of its fax product, OptioFax 4.0. This product provides enhancements to the user interface, and is Windows 2000® compatible. In addition, Optio is in Beta trial with its e.ComIntegrate 7.7 product. This product is expected to be generally available around late October 2003.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses decreased 16% to $1.8 million from $2.1 million for the three months ended July 31, 2002 and 2001, respectively. These expenses represent 24% and 26% of total revenue for the same periods. In the three months ended July 31, 2001, Optio wrote off certain customer accounts receivable in the amount of $650,000, thus significantly increasing general and administrative expenses for the period. During the three months ended July 31, 2002, Optio incurred charges of approximately $40,000 in connection with closing its Australian subsidiary and approximately $300,000 in legal fees primarily associated with Optio’s pending litigation as discussed in Part II—Other Information, Item 1, Legal Proceedings of this Form 10-Q.

Depreciation and Amortization

Depreciation and amortization expense decreased to $235,000 from $348,000 for the three months ended July 31, 2002 and 2001, respectively. This decrease is due to Optio’s European subsidiary’s goodwill becoming fully amortized and a greater number of Optio’s fixed assets becoming fully depreciated during the year ended January 31, 2002.

Interest Income

Interest income decreased to $62,000 from $66,000 in the three months ended July 31, 2002 and 2001, respectively. Optio invested an average cash balance of approximately $4.1 million during the three months ended July 31, 2002 as compared to approximately $5.4 million in the same period of 2001. The lower available cash for investment and lower interest rates accounted for the decrease in interest income.

Interest Expense

Interest expense decreased to $8,000 from $49,000 in the three months ended July 31, 2002 and 2001, respectively. Interest expense in the three months ended July 31, 2001 included interest on borrowings against Optio’s line of credit. No borrowings were outstanding in the three months ended July 31, 2002. Interest expense in the three months ended July 31, 2002 primarily represents the interest paid on Optio’s capital leases.

Income Tax Expense

The income tax benefit in the three months ended July 31, 2002 represents a tax refund of $530,000 received by Optio as a result of a tax law change allowing it to take advantage of greater tax loss carrybacks. This refund was partially offset by $35,000 in income taxes paid for Optio’s foreign operations.

Six Months Ended July 31, 2002 Compared to Six Months Ended July 31, 2001

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Six Months Ended July 31,
	2001	2002
Revenue:
License fees	42%	38%
Services, maintenance and other	58	62

Total revenue	100	100

Costs of revenue:
License fees	2	2
Services, maintenance and other	39	32

Total cost of revenue	41	34

Gross profit	59	66
Operating expenses:
Sales and marketing	63	50
Research and development	14	17
General and administrative	23	25
Depreciation and amortization	4	3

Total operating expenses	104	95

Loss from operations	(45)	(29)
Interest and other income (expense)	(1)	1
Write down of ec-Hub	(1)	—
Income tax benefit	—	3

Loss from continuing operations	(47)	(25)
Loss from discontinued operations	(24)	—

Net loss	(71%)	(25%)

Revenues

Total revenues decreased 6% to $14.2 million from $15.1 million for the six months ended July 31, 2002 and 2001, respectively.

License fees

Revenues from licenses decreased 14% to $5.4 million from $6.3 million for the six months ended July 31, 2002 and 2001, respectively. Management believes that the decline in revenues from license fees over the previous year was attributable to the slowed economy over the past year. Optio, like other software companies, experienced a challenging economic and corporate sales condition during the six months ended July 31, 2002. Corporate spending continues to be tight and technology spending appears to be lagging any economic improvements in other industries. Despite the weak economy, Optio’s European operations increased their license revenue by 37% to $884,000 during the six months ended July 31, 2002 from $646,000 for the same period in the prior year, a result of a higher average sales price per transaction.

Approximately $1.6 million of Optio’s software license revenue during the six months ended July 31, 2002 was from reseller, value-added distributor or OEM relationships, with approximately $350,000 resulting from a large purchase from a partner for multiple licenses in advance of identified end-users. This $1.6 million represented 30% of license fees for Optio. During the six months ended July 31, 2001, $1.4 million of Optio’s software license revenue was generated by its partners, representing 21% of its license revenue. In September 2001, Optio expanded its partner program, focusing on establishing better business planning and larger scale integration with partners, allowing both the partner and Optio to increase revenues.

Services, maintenance and other

Revenues from services, maintenance and other remained consistent at $8.8 million for both the six months ended July 31, 2002 and 2001. Services revenue decreased $930,000 to $3.9 million in the three months ended July 31, 2002 from $4.9 million in the six months ended July 31, 2001. The decline in software license revenue over the previous quarters has affected Optio’s consulting services business group. As the services backlog declined, services revenue declined. In addition, as implementation becomes more simplified with the improvements in Optio’s products, either fewer services are purchased by customers or they are using outsourcers to install the products. Maintenance revenue increased $900,000 to $4.8 million in the six months ended July 31, 2002 from $3.9 million in the six months ended July 31, 2001. Maintenance revenue continues to increase as Optio adds to its over 4,600 customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenues from licenses represented 38% and 42% of total revenue for the six months ended July 31, 2002 and 2001, respectively, a reflection of the decrease in license revenue due to the economy, while maintenance revenue continues to increase with additional customers and increased annual fees.

Costs of Revenues

Total costs of revenues decreased 22% to $4.8 million from $6.1 million in the six months ended July 31, 2002 and 2001, respectively.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses remained consistent as a percentage of revenue.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenue from services, maintenance and other decreased 23% to $4.5 million from $5.9 million in the six months ended July 31, 2002 and 2001, respectively. Costs of revenues from services, maintenance and other decreased as a percentage of total revenue to 32% in 2002 from 39% in 2001. The decrease was primarily the result of the following: a) a decrease of approximately $470,000 of costs related to the use of outsourcers to assist in implementations, b) a decrease in the number of internal staff as a result of a reduction in force to 41 employees from 56 employees, and c) an associated decline in travel expenses and other costs as a result of fewer employees. Although there has been reduction in staff, the productivity of Optio’s internal staff has improved. Optio’s use of outsourcers decreased to approximately 41% of service, maintenance and other revenue in the six months ended July 31, 2002 from approximately 53% of the revenue in the six months ended July 31, 2001. In addition, Optio was able to secure lower daily rates from some of its outsourcers, allowing it to decrease costs.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 24% to $7.1 million from $9.4 million for the six months ended July 31, 2002 and 2001, respectively. Sales and marketing expenses were 50% and 63% of total revenue for the same periods. Optio’s sales and marketing staff was reduced to 52 employees at July 31, 2002 from 63 employees at July 31, 2001. The cost savings from having fewer employees, including reduced travel expenses, was slightly offset by approximately $170,000 of severance costs recorded in the six months ended July 31, 2002 for terminations of several marketing employees. In addition, Optio eliminated approximately $800,000 of advertising and marketing expenses related to trade shows and other advertising between the six months ended July 31, 2001 and the six months ended July 31, 2002.

Research and Development

Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses increased 11% to $2.4 million for the six months ended July 31, 2002. During the six months ended July 31, 2002, Optio invested in its research and development group by adding additional staff and using independent contractors to assist with the development and quality assurance of new versions of its existing products and its anticipated MedexFlex product. During the three months ended July 31, 2002, Optio announced the general availability of a new version of its fax product, OptioFax 4.0. This product provides enhancements to the user interface, and is Windows 2000® compatible. In addition, Optio is in Beta trial with its e.ComIntegrate 7.7 product. This product is expected to be generally available around late October 2003.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses increased 1% to $3.6 million from $3.5 million for the six months ended July 31, 2002 and 2001, respectively. These expenses represent 25% and 23% of total revenue for the same periods. In the six months ended July 31, 2001, Optio wrote off certain customer accounts receivable in the amount of $650,000, thus significantly increasing general and administrative expenses for the six months ended July 31, 2001. During the six months ended July 31, 2002, Optio incurred charges of approximately $40,000 in connection with closing its Australian subsidiary, approximately $475,000 in legal fees primarily associated with Optio’s pending litigation as discussed in Part II—Other Information, Item 1, Legal Proceedings of this Form 10-Q, as well as increased insurance fees of approximately $130,000.

Depreciation and Amortization

Depreciation and amortization expense decreased to $472,000 from $656,000 for the six months ended July 31, 2002 and 2001, respectively. This decrease is due to Optio’s European subsidiary’s goodwill becoming fully amortized and a greater number of Optio’s fixed assets becoming fully depreciated during the year ended January 31, 2002.

Interest Income

Interest income decreased to $123,000 from $145,000 in the six months ended July 31, 2002 and 2001, respectively. Optio invested an average cash balance of approximately $4.5 million during the six months ended July 31, 2002 as compared to approximately $5.5 million in the same period of 2001. The lower available cash for investment and lower interest rates accounted for the decrease in interest income.

Interest Expense

Interest expense decreased to $20,000 from $61,000 in the six months ended July 31, 2002 and 2001, respectively. Interest expense in the six months ended July 31, 2001 included interest on borrowings against Optio’s line of credit. No borrowings were outstanding in the six months ended July 31, 2002. Interest expense in the six months ended July 31, 2002 primarily represents the interest paid on the Optio’s capital leases.

Income Tax Expense

The income tax benefit in the six months ended July 31, 2002 represents a tax refund of $530,000 received by Optio as a result of a tax law change allowing it to take advantage of greater tax loss carrybacks. This refund was partially offset by $35,000 in income taxes paid for Optio’s foreign operations.

Write-down of Investment in ec-Hub

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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2002 and 2001 Optio had $4.0 million and $6.3 million, respectively, in cash and cash equivalents.

The following table sets forth certain selected statements of cash flow information for the six months ended July 31, 2002:

Net cash used in operations	$(1,793,000)
Net cash provided by investing activities	203,000
Net cash provided by financing activities	60,000
Net decrease in cash and cash equivalents	(1,365,000)

Cash used in operations was the result of a $3.5 million loss which was offset by the add-back of non-cash depreciation and amortization expense of $472,000 during the three months ended July 31, 2002. Optio improved collections on accounts receivable, resulting in a cash inflow of $1.8 million. Optio’s days sales outstanding, a measure of the number of days to collect accounts receivable, decreased to 57 in the three months ended July 31, 2002 from 59 in the three months ended July 31, 2001. In addition, Optio expended approximately $300,000 in cash for prepaid assets including prepaid commercial insurance. In investing activities, Optio received approximately $200,000 on the sale of marketable securities and $210,000 as payments on notes receivable. These receipts were offset by disbursements of approximately $212,000 for the purchase of property and equipment in the ordinary course of business. Optio’s financing activities included payments of capital lease obligations of $41,000 and the receipt of approximately $101,000 in proceeds from the exercise of stock options.

On April 25, 2002, Optio entered into a line of credit agreement with a bank for a line of credit of up to $5.0 million. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $5.0 million, or such lesser amount as may be determined based on such ratios. As of July 31, 2002, Optio could borrow up to $2.2 million against the line of credit. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and tangible net worth requirements and restrictions on dividends. There were no borrowings outstanding on the line of credit as of July 31, 2002.

Management believes that the existing cash and cash equivalents, together with Optio’s line of credit, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. Optio may attempt to raise additional funds through equity or debt financing to expand operations. There can be no assurance that Optio will be able to raise additional funds on favorable terms, or at all.

NEW PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. Optio adopted SFAS 142 in accordance with the provisions of the statement on February 1, 2002. The adoption of SFAS 142 did not have a material affect on Optio’s financial position or results of operations as Optio does not currently have goodwill and other intangible assets.

The Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of . SFAS No. 144 supersedes the provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under this statement, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. The standard is effective for fiscal years beginning after December 15, 2001. Early adoption is allowed. Effective November 1, 2001, Optio adopted SFAS No. 144. Under the provisions of SFAS No. 144, the disposal of Optio’s Muscato and TransLink business units qualified for discontinued operations treatment. As a result, the results of operations of these two components are reflected as discontinued operations in Optio’s consolidated statements of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Optio provides its services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, Optio’s financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or the weakening of these local currencies could make Optio’s products less competitive in foreign markets. Optio’s interest income and expenses are sensitive to changes in the general level of U.S. interest rates. Based on Optio’s cash equivalents balance and the nature of its outstanding debt, Optio believes its exposure to interest rate risk is not material.

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

M2 Systems Corporation, purchaser of Optio’s Muscato and TransLink business units, is claiming certain purchase price adjustments and breaches of representations and warranties by Optio relating to the accounts receivable, fixed assets and business transferred. M2 Systems demanded approximately $3.3 million as a purchase price adjustment and indemnification for Optio’s alleged breaches of representations and warranties. Effective September 12, 2002, M2 Systems and Optio entered into a settlement and release agreement covering the purchase price adjustment claims made by M2 Systems. In exchange for M2 Systems’ agreement to release Optio from such claims, Optio has agreed to a purchase price adjustment in the amount of $193,944.50. The settlement and release agreement does not resolve any other claims M2 Systems has made against Optio. Optio intends to dispute the remaining claims made by M2 Systems. To date, no lawsuit has been filed with regard to this matter.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 1999, Optio commenced an initial public offering of its common stock. The net proceeds from the offering to Optio after deducting the discounts, commissions, fees and expenses were approximately $47.0 million. Approximately $1.2 million of the proceeds were used for the repayment of Optio’s indebtedness to three former shareholders incurred in connection with the repurchase of their common stock in December 1998. In March 2000, $20 million of the proceeds were used for the acquisition of all of the capital stock of Muscato and an additional $5 million was used to acquire the assets of TransLink. In August 2000, Optio invested $2.2 million in ec-Hub, a supply chain collaboration vendor, in exchange for a minority interest in the company. In December 2000, Optio issued a note receivable in the amount of $400,000 to Prograde Technologies, Inc. Subsequent to January 31, 2001, Prograde Technologies, Inc. filed for bankruptcy and the $400,000 was fully reserved as uncollectible. Pending use of the net proceeds, Optio invested the funds in money market funds and used them for general corporate purposes, including working capital.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Shareholders on June 26, 2002. There were present at the Annual Meeting, in person or by proxy, holders of 17,534,182 shares of common stock entitled to vote.

(b)	The following directors were elected to hold office for a three-year term or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld
Mitchell Laskey	16,187,265	1,346,917
Warren K. Neuburger	9,121,125	8,413,057

(c)
The appointment of Ernst & Young LLP as Optio Software, Inc.’s independent public accountants for the fiscal year ending January 31, 2003, was ratified with 15,071,001 affirmative votes cast, 2,459,486 negative votes cast and 3,695 abstentions.

ITEM 5.     OTHER INFORMATION

Optio’s common stock is quoted on the Nasdaq SmallCap Market System. In order to remain listed on this market, Optio must meet Nasdaq’s listing maintenance standards. Optio is not in compliance with the minimum bid price requirement of Nasdaq Marketplace Rule 4310(c)(8)(B), which requires that the minimum bid price for the common stock be at least $1.00 per share. On August 14, 2002, Optio received notice from Nasdaq that its common stock had failed to maintain a $1.00 minimum bid price for 30 consecutive trading days and Nasdaq intends to proceed with delisting its common stock. Optio filed an appeal of this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. Optio was granted the appeal and the delisting process was stayed pending the outcome of the hearing. The hearing is to be held on September 19, 2002.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 First Loan Modification Agreement, dated as of September 12, 2002, by and between Silicon Valley Bank and Optio Software, Inc.

99.1	Safe Harbor Compliance Statements for Forward Looking Statements

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of September, 2002.

OPTIO SOFTWARE, INC.

By:	/s/ HARVEY A. WAGNER
Harvey A. Wagner Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Optio Software, Inc. (the “Company”) Quarterly Report on Form 10-Q for the period ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Warren K. Neuburger, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	September 13, 2002	By:	/s/ WARREN K. NEUBURGER
Warren K. Neuburger Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Optio Software, Inc. (the “Company”) Quarterly Report on Form 10-Q for the period ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harvey A. Wagner, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	September 13, 2002	By:	/s/ HARVEY A. WAGNER
Harvey A. Wagner Chief Financial Officer