Form 10-Q
period 2002-10-31
OPTIO SOFTWARE INC
filed 2002-12-13
CIK 1096689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

There were 19,127,498 shares of the Registrant’s common stock outstanding as of December 13, 2002.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended October 31, 2002

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, fluctuations in operating results because of acquisitions or dispositions, changes in competition, delays in developing new software, market acceptance of new products, expectation of achieving and sustaining operating profits and earnings, including the timing of such company performance, disputes regarding Optio’s intellectual property, risks relating to the potential delisting of its stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in the “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.3 to this Quarterly Report on Form 10-Q. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the latest Annual Report on Form 10-K that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2002	October 31, 2002
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$5,378,000	$2,970,000
Marketable securities	205,000	—
Accounts receivable, net	6,383,000	4,919,000
Prepaid expenses and other current assets	811,000	930,000
Current portion of notes receivable	360,000	360,000

Total current assets	13,137,000	9,179,000
Property and equipment, net	1,570,000	1,094,000
Other assets:
Note receivable from and advances to shareholders	127,000	89,000
Notes receivable, less current portion	3,640,000	3,370,000
Other	128,000	133,000

Total assets	$18,602,000	$13,865,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,329,000	$1,119,000
Accrued expenses	3,425,000	3,257,000
Notes payable	53,000	53,000
Current portion of capital lease obligations	91,000	57,000
Deferred revenue	6,115,000	5,522,000

Total current liabilities	11,013,000	10,008,000

Capital lease obligations, less current portion	224,000	193,000
Deferred revenue	111,000	104,000
Shareholders’ equity:
Common stock	50,171,000	50,264,000
Accumulated deficit	(42,613,000)	(46,577,000)
Accumulated other comprehensive loss	(291,000)	(127,000)
Unamortized stock compensation	(13,000)	—

Total shareholders’ equity	7,254,000	3,560,000

Total liabilities and shareholders’ equity	$18,602,000	$13,865,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended October 31,
	2001	2002
Revenue:
License fees	$3,550,000	$2,577,000
Services, maintenance, and other	4,700,000	4,517,000

	8,250,000	7,094,000

Costs of revenue:
License fees	69,000	104,000
Services, maintenance, and other	2,091,000	1,746,000

	2,160,000	1,850,000

	6,090,000	5,244,000

Operating expenses:
Sales and marketing	3,153,000	2,929,000
Research and development	1,281,000	1,015,000
General and administrative	2,165,000	1,529,000
Depreciation and amortization	326,000	232,000

	6,925,000	5,705,000

Loss from operations	(835,000)	(461,000)

Other income (expense):
Interest income	64,000	57,000
Interest expense	(28,000)	(10,000)
Other	1,000	(12,000)

	37,000	35,000
Loss before income taxes and loss from discontinued operations	(798,000)	(426,000)
Income tax expense	(13,000)	—

Loss from continuing operations	(811,000)	(426,000)
Loss from discontinued operations	(12,546,000)	—

Net loss	$(13,357,000)	$(426,000)

Loss per share from continuing operations – basic and diluted	$(0.04)	$(0.02)

Loss per share from discontinued operations – basic and diluted	$(0.68)	$(0.00)

Net loss per share – basic and diluted	$(0.72)	$(0.02)

Weighted average shares outstanding – basic and diluted	18,524,884	19,127,498

Comprehensive loss:
Net loss	$(13,357,000)	$(426,000)
Foreign currency translation adjustment	24,000	(4,000)
Unrealized loss on marketable securities available for sale	(19,000)	—

Comprehensive loss	$(13,352,000)	$(430,000)

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations
(Unaudited)

	Nine Months Ended October 31,
	2001	2002
Revenue:
License fees	$9,843,000	$7,983,000
Services, maintenance, and other	13,473,000	13,292,000

	23,316,000	21,275,000

Costs of revenue:
License fees	331,000	362,000
Services, maintenance, and other	7,974,000	6,261,000

	8,305,000	6,623,000

	15,011,000	14,652,000

Operating expenses:
Sales and marketing	12,555,000	10,039,000
Research and development	3,430,000	3,390,000
General and administrative	5,669,000	5,097,000
Depreciation and amortization	982,000	704,000

	22,636,000	19,230,000

Loss from operations	(7,625,000)	(4,578,000)

Other income (expense):
Interest income	209,000	179,000
Interest expense	(89,000)	(30,000)
Write-down of ec-Hub investment	(200,000)	—
Other	14,000	23,000

	(66,000)	172,000
Loss before income taxes and loss from discontinued operations	(7,691,000)	(4,406,000)
Income tax (expense) benefit	(13,000)	485,000

Loss from continuing operations	(7,704,000)	(3,921,000)
Loss from discontinued operations	(16,251,000)	(43,000)

Net loss	$(23,955,000)	$(3,964,000)

Loss per share from continuing operations – basic and diluted	$(0.42)	$(0.21)

Loss per share from discontinued operations – basic and diluted	$(0.88)	$(0.00)

Net loss per share – basic and diluted	$(1.30)	$(0.21)

Weighted average shares outstanding – basic and diluted	18,376,337	18,907,112

Comprehensive loss:
Net loss	$(23,955,000)	$(3,964,000)
Foreign currency translation adjustment	(35,000)	164,000
Unrealized loss on marketable securities available for sale	(81,000)	—

Comprehensive loss	$(24,071,000)	$(3,800,000)

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Unamortized Stock Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2002	18,582,398	$50,171,000	$(42,613,000)	$(291,000)	$(13,000)	$7,254,000
Comprehensive loss, net of tax:
Net loss	—	—	(3,964,000)	—	—	(3,964,000)
Foreign currency translation adjustment	—	—	—	164,000	—	164,000

Comprehensive loss						(3,800,000)
Change in deferred compensation related to stock option terminations	—	(8,000)	—	—	1,000	(7,000)
Amortization of deferred compensation	—	—	—	—	12,000	12,000
Exercise of stock options	545,100	101,000	—	—	—	101,000

Balance at October 31, 2002	19,127,498	$50,264,000	$(46,577,000)	$(127,000)	$—	$3,560,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2001	2002
Cash flows from operating activities:
Net loss	$(23,955,000)	$(3,964,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	982,000	704,000
Amortization of intangible assets	5,575,000	—
Impairment of intangible assets	10,899,000	—
Provision for doubtful accounts	915,000	(182,000)
Write-down of ec-Hub investment	200,000	—
Loss on disposal of property and equipment	6,000	56,000
Non-cash compensation and interest	395,000	5,000
Changes in operating assets and liabilities:
Accounts receivable	1,240,000	1,806,000
Prepaid expenses and other current assets	119,000	(86,000)
Accounts payable	(1,188,000)	(281,000)
Accrued expenses	80,000	(119,000)
Income taxes receivable	1,392,000	—
Deferred revenue	(94,000)	(690,000)

Net cash used in operating activities	(3,434,000)	(2,751,000)

Cash flows from investing activities:
Purchases of marketable securities	(20,000)	—
Proceeds from the sale of marketable securities	68,000	210,000
Purchases of property and equipment	(330,000)	(240,000)
Repayment of notes receivable	—	180,000
(Advances to)/repayments from related parties and shareholders under notes receivable	(3,000)	38,000

Net cash (used in) provided by investing activities	(285,000)	188,000

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(137,000)	(64,000)
Advances on the line of credit	13,569,000	—
Payments on the line of credit	(13,297,000)	—
Proceeds from exercise of stock options	558,000	101,000

Net cash provided by financing activities	693,000	37,000

Impact of foreign currency rate fluctuations on cash	57,000	118,000
Net decrease in cash and cash equivalents	(2,969,000)	(2,526,000)

Cash and cash equivalents at beginning of period	8,748,000	5,378,000

Cash and cash equivalents at end of period	$5,779,000	$2,970,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$86,000	$8,000

Income taxes	$(1,504,000)	$16,000

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2002, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 1, 2002. Results of operations for the three and nine months ended October 31, 2002 are not necessarily indicative of the results for the year ending January 31, 2003.

New Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS No. 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. The Company adopted SFAS No. 142 on February 1, 2002 in accordance with the provisions of the statement. The adoption of SFAS No. 142 did not have a material affect on the Company’s financial position or results of operations as the Company does not currently have goodwill and other intangible assets.

The Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of. SFAS No. 144 supersedes the provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under this statement, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. The standard is effective for fiscal years beginning after December 15, 2001. Early adoption is allowed. Effective November 1, 2001, the Company adopted SFAS No. 144. Under the provisions of SFAS No. 144, the disposal of the Company’s Muscato Corporation (“Muscato”) and TransLink Solutions Corporation (“TransLink”) business units qualified for discontinued operations treatment. As a result, the results of operations of these two components are reflected as discontinued operations in the Company’s consolidated statements of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emergency Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue No. 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS No. 146 effective January 1, 2003. Management does not believe that the adoption of SFAS No. 146 will have a material affect on the Company’s financial position or results of operations.

3.	Discontinued Operations

On December 4, 2001, the Company sold its Muscato and TransLink business units to M2 Systems Corporation (“M2 Systems”), a company owned by certain of the former shareholders of Muscato and TransLink. The stock of Muscato was sold for consideration of $250,000 cash, a $3.25 million promissory note, and the retirement of the long-term notes in the aggregate amount of $8.9 million in principal and interest related to the original purchase of Muscato. The assets of the TransLink business unit were sold for a $750,000 promissory note. The Company originally acquired Muscato and the TransLink business units on March 27, 2000.

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

Revenue included in discontinued operations for the three and nine months ended October 31, 2001 was $1.4 million and $4.4 million, respectively. Pre-tax loss included in discontinued operations for the three and nine months ended October 31, 2001 was $12.5 million and $16.3 million, respectively. Pre-tax loss included in discontinued operations for the nine months ended October 31, 2002 was $43,000.

4.	Net Loss per Share

The following tables sets forth the computation of net loss per share:

	Three months ended October 31,
	2001	2002
Net loss	$(13,357,000)	$(426,000)

Weighted average shares outstanding – basic and diluted	18,524,884	19,127,498

Net loss per share – basic and diluted	$(0.72)	$(0.02)

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	1,786,899	1,372,397

	Nine months ended October 31,
	2001	2002
Net loss	$(23,955,000)	$(3,964,000)

Weighted average shares outstanding – basic and diluted	18,376,337	18,907,112

Net loss per share – basic and diluted	$(1.30)	$(0.21)

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	2,164,084	1,532,152

5.	Investment in ec-Hub (formerly ecIndx)

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

The Company is organized around geographic areas. As of October 31, 2002, the Company operated in two geographic segments, the United States and Europe. Previously, the Company also operated in Australia. On August 9, 2002, the Company closed its Australian subsidiary. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

LETTERS

FROM

MOM

Segment information for the nine months ended October 31, 2001 and 2002 is summarized below.

Nine Months ended October 31, 2001	United States	Europe	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,518,000	$1,233,000	$92,000	$9,843,000	$—	$9,843,000
Services, maintenance and other	11,935,000	1,457,000	81,000	13,473,000	—	13,473,000
Inter-segment revenue	296,000	114,000	—	410,000	(410,000)	—

Total revenue	20,749,000	2,804,000	173,000	23,726,000	(410,000)	23,316,000
Interest income	179,000	29,000	1,000	209,000	—	209,000
Interest expense	77,000	12,000	—	89,000	—	89,000
Depreciation and amortization	921,000	53,000	8,000	982,000	—	982,000
Income tax expense	—	—	—	—	—	—
Segment net loss including loss from discontinued operations	(23,345,000)	(234,000)	(376,000)	(23,955,000)	—	(23,955,000)
Total segment assets including assets of discontinued operations	32,293,000	3,161,000	298,000	35,752,000	(3,894,000)	31,858,000
Expenditures for long-lived assets	249,000	79,000	2,000	330,000	—	330,000

Nine Months ended October 31, 2002	United States	Europe	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$6,605,000	$1,322,000	$56,000	$7,983,000	$—	$7,983,000
Services, maintenance and other	11,688,000	1,549,000	55,000	13,292,000	—	13,292,000
Inter-segment revenue	328,000	118,000	—	446,000	(446,000)	—

Total revenue	18,621,000	2,989,000	111,000	21,721,000	(446,000)	21,275,000
Interest income	178,000	1,000	—	179,000	—	179,000
Interest expense	26,000	—	4,000	30,000	—	30,000
Depreciation and amortization	643,000	57,000	4,000	704,000	—	704,000
Segment net loss including loss from discontinued operations	(2,774,000)	(922,000)	(268,000)	(3,964,000)	—	(3,964,000)
Total segment assets	15,252,000	2,431,000	137,000	17,820,000	(3,955,000)	13,865,000
Expenditures for long-lived assets	211,000	27,000	2,000	240,000	—	240,000

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

Effective September 13, 2002, M2 Systems and the Company entered into a settlement and release agreement covering the purchase price adjustment claims made by M2 Systems. In exchange for M2 Systems’ agreement to release the Company from such claims, the Company has agreed to a purchase price adjustment in the amount of $193,944.50. Of this amount, the Company agreed to apply $90,000 to satisfy the payment due on September 1, 2002 by M2 Systems on the promissory notes issued to the Company in connection with the sale of Muscato and TransLink, and remitted the remaining $103,944.50 to M2 Systems. The settlement and release agreement did not resolve any other claims M2 Systems has made against the Company. The Company is in discussions with M2 Systems to resolve the remaining claims. To date, no lawsuit has been filed with regard to this matter.

The Company’s management continues to assess these promissory notes as collectible and accordingly no reserves have been recorded against these promissory notes. Management’s assessment is based primarily on its belief that the remaining claims of M2 Systems will be resolved in the Company’s favor and that if not, the Company will repossess the Muscato and TransLink assets, including technology, which management believes represent fair value in excess of the carrying value of the promissory notes.

8.	Income Taxes

The income tax benefit recognized in the nine months ended October 31, 2002 represents a tax refund of $530,000 received by the Company as a result of a tax law change allowing it to take advantage of greater tax loss carrybacks. This refund was partially offset by income taxes paid for the Company’s foreign operations.

9.	Line of Credit

On September 12, 2002, the Company executed a First Loan Modification Agreement to its Loan Agreement with Silicon Valley Bank, the purpose of which was to modify and clarify the definition of tangible net worth.

10.	Subsequent Event

M2 Systems withheld the payment due on December 1, 2002 and is thus in default on the promissory notes issued to the Company for its acquisition of Muscato and TransLink. The Company notified M2 Systems in writing of its default on December 4, 2002. M2 Systems has thirty days from the date of notification to cure the default. If the default is not cured within thirty days, the Company intends to take action as allowed under the promissory notes and related security agreements in the event of default, which may include exercising foreclosure rights with respect to the capital stock and assets of Muscato and the assets of TransLink, which stock and assets management believes represent fair value in excess of the carrying value of the promissory notes. The Company and M2 Systems are currently in discussions to resolve the indemnification claims made by M2 Systems, which may include modification of the payment terms of the promissory notes.

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

Optio markets and sells its software and services throughout the United States and Europe through its direct sales force and certified resellers. As of October 31, 2002, Optio had 50 sales and sales support personnel and over 50 distributors, value-added resellers, or referral agents. Optio also offers consulting services, which provide customers with implementation assistance and training. As of October 31, 2002, Optio had over 4,600 customers worldwide using Optio’s software and services. No single customer accounted for 10% or more of Optio’s revenue for the three or nine months ended October 31, 2002.

In addition to operations in the United States, Optio operates two international offices involved in the direct sales, marketing and support activities of Optio products throughout France, Germany, and the United Kingdom. Optio previously operated a subsidiary in Australia serving the Asia Pacific market. This office was closed on August 9, 2002.

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

Notes Receivable

Optio holds promissory notes from M2 Systems as consideration for the sale of Muscato and TransLink. M2 Systems failed to make the note payment due June 1, 2002 in an attempt to setoff payments due under the notes against indemnification claims M2 Systems made against Optio with regard to the purchase transaction. Optio notified M2 Systems of its default, after which M2 Systems made the required payment, plus penalties, on July 1, 2002. In addition, M2 Systems has a limited operating history. The credit risk with respect to the notes is partially limited as the notes are secured by all outstanding shares of M2 Systems’ common stock and its assets, including cash, accounts receivable, fixed assets, and intangible assets. Optio’s management continues to assess these notes as collectible and accordingly no reserves have been recorded against these notes. Management’s assessment is based primarily on the proven success of the shareholders of the acquirer, the collateral of the notes, and the expectation that the remaining claims of M2 Systems will be resolved in Optio’s favor, otherwise, Optio will exercise its rights under the agreement which may include reclaiming the Muscato and TransLink assets, including technology, which management believes represent fair value in excess of the carrying value of the promissory notes. The amount of the notes recorded could be materially different under different conditions or using different assumptions, including the assumption that repayment of the notes could be dependent upon the future successful operations of M2 Systems. If M2 Systems defaults on the notes and the collateral for the amount due proves to be of no value to Optio, Optio would incur a loss of $3.8 million.

Effective September 12, 2002, M2 Systems and Optio entered into a settlement and release agreement covering purchase price adjustments claims made by M2 Systems. Optio agreed to apply $90,000 of such adjustment amount totaling $193,944 to satisfy the promissory note payment due on September 1, 2002 by M2 Systems.

M2 Systems withheld the payment due on December 1, 2002 and is thus in default on the promissory noted issued to Optio for its acquisition of Muscato and TransLink. Optio notified M2 Systems in writing of its default on December 4, 2002. M2 Systems has thirty days from the date of notification to cure the default. If the default is not cured within thirty days, Optio intends to take action as allowed under the promissory notes and related security agreements in the event of default, which may include exercising foreclosure rights with respect to the capital stock and assets of Muscato and the assets of TransLink, which stock and assets management believes represent fair value in excess of the carrying value of the promissory notes. Optio and M2 Systems are currently in discussions to resolve the indemnification claims made by M2 Systems, which may include modification of the payment terms of the promissory notes.

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

Notes Receivable from Shareholders

As of October 31, 2002, Optio had notes receivable from shareholders of approximately $89,000. This primarily represented a promissory note from Wayne Cape, a significant shareholder and member of Optio’s board of directors. The note receivable from Mr. Cape requires monthly payments through July 31, 2003. All payments to date have been made pursuant to this promissory note. In addition, in August 2002, a shareholder paid in full a promissory note due to Optio in the amount of $10,000.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2002 Compared to Three Months Ended October 31, 2001

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended October 31,
	2001	2002
Revenue:
License fees	43%	36%
Services, maintenance and other	57	64

Total revenue	100	100

Costs of revenue:
License fees	1	1
Services, maintenance and other	25	25

Total cost of revenue	26	26

Gross profit	74	74
Operating expenses:
Sales and marketing	38	41
Research and development	16	14
General and administrative	26	22
Depreciation and amortization	4	3

Total operating expenses	84	80

Loss from operations	(10)	(6)
Interest and other income	—	—
Income tax benefit	—	—

Loss from continuing operations	(10)	(6)
Loss from discontinued operations	(152)	—

Net loss	(162%)	(6%)

Revenues

Total revenues decreased 14% to $7.1 million from $8.3 million for the three months ended October 31, 2002 and 2001, respectively.

License fees

Revenues from software licenses decreased 27% to $2.6 million from $3.6 million for the three months ended October 31, 2002 and 2001, respectively. Management believes that the primary reason for the decline in revenues from license fees over the previous year was attributable to the continued weak economy over the past year. Optio, like other software companies, continued to experience a challenging economic and corporate sales condition during the three months ended October 31, 2002. Corporate spending continues to be tight as many companies implement cost control measures and postpone technology expenditures. Despite the tightening of the economy, the average license fee for new customers increased over the previous year from $51,000 to $55,000.

International license fee revenues also declined from $663,000 in the three months ended October 31, 2001 to $438,000 in the three months ended October 31, 2002. Approximately $77,000 of this decrease was due to the closing of Optio’s Australian subsidiary during August 2002, however, management believes that the majority of the decline was attributable to economic conditions.

Approximately $814,000 of Optio’s software license revenue during the three months ended October 31, 2002 was from reseller, value-added distributor or OEM relationships, representing 32% of license fees for Optio. During the three months ended October 31, 2001, Optio generated $525,000 of its software license revenue through partners, representing 15% of Optio’s license revenue. In September 2001, Optio expanded its partner program, focusing on establishing better business planning and larger scale integration with partners, allowing both the partner and Optio to increase revenues.

Services, maintenance and other

Revenues from services, maintenance and other decreased to $4.5 million in the three months ended October 31, 2002 from $4.7 million in same period of the prior year. Services revenue decreased $600,000 to $2.0 million in the three months ended October 31, 2002 from $2.6 million in the three months ended October 31, 2001. The decline in software license revenue over the previous quarters has affected Optio’s consulting services business group. As the services backlog declined, services revenue declined slightly. In addition, as implementation becomes more simplified with improvements in Optio’s products, either customers purchase fewer services or they may use other outsourcers to install the products. Maintenance revenue increased $400,000 to $2.5 million in the three months ended October 31, 2002 from $2.1 million in the three months ended October 31, 2001. Maintenance revenue continues to increase as Optio adds to its over 4,600 customer base and increases the price of its annual maintenance fees. In addition, Optio is actively pursuing customers that have previously terminated maintenance.

Revenue Mix

Revenues from licenses represented 36% and 43% of total revenue for the three months ended October 31, 2002 and 2001, respectively, a reflection of the decrease in license revenue, while maintenance revenue continues to increase with additional customers and increased annual fees.

Costs of Revenues

Total costs of revenues decreased 14% to $1.9 million from $2.2 million in the three months ended October 31, 2002 and 2001, respectively.

Licenses

Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses as a percentage of revenue remained consistent between the three months ended October 31, 2001 and 2002.

Services, maintenance and other

Costs of revenues from services, maintenance and other consists of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other decreased 16% to $1.7 million from $2.1 million in the three months ended October 31, 2002 and 2001, respectively. While the costs of revenues from services, maintenance and other as a percentage of total revenue remained consistent between the three months ended October 31, 2001 and 2002, the actual costs of revenues decreased as a result of the following: a) a decrease in the number of internal service staff as a result of a reduction in force from 56 employees to 39 employees; b) an associated decline in travel expenses and other costs as a result of fewer employees; and c) lower daily contract service rates from some outsourcers. These savings were partially offset by an increase of approximately $100,000 of costs related to the increased use of outsourcers to assist in implementations. As Optio’s internal staff has decreased in size, the revenues from services, maintenance and other attributable to the use of outsourcers increased to approximately 69% of revenues in the three months ended October 31, 2002 from approximately 62% in the three months ended October 31, 2001.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 7% to $2.9 million from $3.2 million for the three months ended October 31, 2002 and 2001, respectively. Sales and marketing expenses were 41% and 38% of total revenue for the same periods. Optio’s sales and marketing staff was reduced to 53 employees at October 31, 2002 from 69 employees at October 31, 2001. Optio realized cost savings from having fewer employees, including reduced travel expenses and lower commissions. In addition, Optio eliminated approximately $90,000 of advertising and marketing expenses related to trade shows and other advertising between the three months ending October 31, 2001 and the three months ended October 31, 2002.

Research and Development

Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses decreased 21% to $1.0 million for the three months ended October 31, 2002 from $1.3 million for the three months ended October 31, 2001. During the three months ended October 31, 2002, Optio discontinued its use of outsourcers that had assisted with the development of its products in an effort to speed the introduction to the market. In previous quarters, outsourcers had been used to assist in the development and quality assurance of products such as MedexFlex, e.ComIntegrate 7.7 and OptioFax 4.0 that were recently introduced to the market. MedexFlex is currently in internal quality assurance testing.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses decreased 29% to $1.5 million from $2.2 million for the three months ended October 31, 2002 and 2001, respectively. These expenses represent 22% and 26% of total revenue for the same periods. In the three months ended October 31, 2001, Optio wrote off a note receivable from a director in the amount of $750,000, thus significantly increasing general and administrative expenses for that period. During the three months ended October 31, 2002, Optio incurred approximately $300,000 in legal fees, the majority of which was associated with Optio’s pending litigation, thus increasing general and administrative expenses for that period.

Depreciation and Amortization

Depreciation and amortization expense decreased to $232,000 from $326,000 for the three months ended October 31, 2002 and 2001, respectively. This decrease is due to Optio’s European subsidiary’s goodwill becoming fully amortized in the previous year and a greater number of Optio’s fixed assets becoming fully depreciated during the year ended January 31, 2002.

Interest Income

Interest income decreased to $57,000 from $64,000 in the three months ended October 31, 2002 and 2001, respectively. Optio invested an average cash balance of approximately $2.8 million during the three months ended October 31, 2002 as compared to approximately $5.4 million in the same period of 2001. The lower available cash for investment and lower interest rates accounted for the decrease in interest income.

Interest Expense

Interest expense decreased to $10,000 from $28,000 in the three months ended October 31, 2002 and 2001, respectively. Interest expense in the three months ended October 31, 2001 included interest on borrowings under Optio’s line of credit. No borrowings were outstanding in the three months ended October 31, 2002. Interest expense in the three months ended October 31, 2002 primarily represents the interest paid on Optio’s capital leases.

Nine Months Ended October 31, 2002 Compared to Nine Months Ended October 31, 2001

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Nine Months Ended October 31,
	2001	2002
Revenue:
License fees	42%	38%
Services, maintenance and other	58	62

Total revenue	100	100

Costs of revenue:
License fees	1	2
Services, maintenance and other	34	29

Total cost of revenue	35	31

Gross profit	65	69
Operating expenses:
Sales and marketing	54	47
Research and development	15	16
General and administrative	24	24
Depreciation and amortization	4	3

Total operating expenses	97	90

Loss from operations	(32)	(21)
Interest and other income (expense)	1	1
Write down of ec-Hub	(1)	—
Income tax benefit	—	2

Loss from continuing operations	(32)	(18)
Loss from discontinued operations	(70)	—

Net loss	(102%)	(18%)

Revenues

Total revenues decreased 9% to $21.3 million from $23.3 million for the nine months ended October 31, 2002 and 2001, respectively.

License fees

Revenues from software licenses decreased 19% to $8.0 million from $9.8 million for the nine months ended October 31, 2002 and 2001, respectively. Management believes that the primary reason for the decline in revenues from license fees over the previous year was attributable to the continued weak economy over the past year. Optio, like other software companies, continued to experience a challenging economic and corporate sales condition during the nine months ended October 31, 2002. Corporate spending continues to be tight as many companies implement cost control measures and postpone technology expenditures. Despite the weak economy, Optio’s European operations increased their license revenue by 7% to $1.3 million during the nine months ended October 31, 2002 from $1.2 million for the same period in the prior year, as a result of a higher average sales price per transaction.

Approximately $2.5 million of Optio’s software license revenue during the nine months ended October 31, 2002 was from reseller, value-added distributor or OEM relationships, with approximately $350,000 resulting from a large purchase from a partner for multiple licenses in advance of identified end-users. The $2.5 million represented 31% of license revenues. During the nine months ended October 31, 2001, $1.9 million of Optio’s software license revenue was generated by its partners, representing 19% of license revenue. In September 2001, Optio expanded its partner program, focusing on establishing better business planning and larger scale integration with partners, allowing both the partner and Optio to increase revenues.

Services, maintenance and other

Revenues from services, maintenance and other decreased slightly to $13.3 million during the nine months ended October 31, 2002 from $13.5 million during the nine months ended October 31, 2001. Services revenue decreased $1.5 million to $6.0 million in the nine months ended October 31, 2002 from $7.5 million in the nine months ended October 31, 2001. The decline in software license revenue over the previous quarters has affected Optio’s consulting services business group. As the services backlog declined, services revenue declined slightly. In addition, as implementation becomes more simplified with the improvements to Optio’s products, either customers purchase fewer services or they may use other outsourcers to install the products. Maintenance revenue increased $1.3 million to $7.3 million in the nine months ended October 31, 2002 from $6.0 million in the nine months ended October 31, 2001. Maintenance revenue continues to increase as Optio adds to its over 4,600 customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenues from licenses represented 38% and 42% of total revenue for the nine months ended October 31, 2002 and 2001, respectively, a reflection of the decrease in license revenue, while maintenance revenue continues to increase with additional customers and increased annual fees.

Costs of Revenues

Total costs of revenues decreased 20% to $6.6 million from $8.3 million in the nine months ended October 31, 2002 and 2001, respectively.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses remained consistent as a percentage of revenue.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenue from services, maintenance and other decreased 21% to $6.3 million from $8.0 million in the nine months ended October 31, 2002 and 2001, respectively. Costs of revenues from services, maintenance and other decreased as a percentage of total revenue to 29% in 2002 from 34% in 2001. The decrease was primarily the result of the following: a) a decrease in the number of internal staff as a result of a reduction in force to 39 employees at October 31, 2002 from 56 employees at October 31, 2001; b) an associated decline in travel expenses and other costs as a result of fewer employees; and c) a decrease of approximately $370,000 of costs related to the use of outsourcers to assist in implementations with lower daily outsource service rates. Although Optio’s use of outsourcers began to increase during the three months ended October 31, 2002, the revenues from services, maintenance and other attributable to the use of outsourcers remained relatively constant at approximately 50% and 55% of revenues for the nine months ended October 31, 2002 and 2001, respectively.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 20% to $10.0 million from $12.6 million for the nine months ended October 31, 2002 and 2001, respectively. Sales and marketing expenses were 47% and 54% of total revenue for the same periods. Optio’s sales and marketing staff was reduced to 53 employees at October 31, 2002 from 69 employees at October 31, 2001. The cost savings realized from having fewer employees, including reduced travel expenses, was slightly offset by approximately $170,000 of severance costs recorded in the nine months ended October 31, 2002 for terminations of several marketing employees. In addition, Optio eliminated approximately $900,000 of advertising and marketing expenses related to trade shows and other advertising between the nine months ended October 31, 2001 and the nine months ended October 31, 2002.

Research and Development

Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses remained consistent at $3.4 million for both the nine months ended October 31, 2002 and October 31, 2001. During the three months ended October 31, 2002, Optio discontinued its use of outsourcers to assist with the development of its products. In previous quarters, outsourcers had been used to assist in the development and quality assurance of products such as MedexFlex, e.ComIntegrate 7.7 and OptioFax 4.0 with significant costs incurred in the first six months of this year. OptioFax 4.0 and e.ComIntegrate 7.7 were recently introduced to the market. MedexFlex is currently in internal quality assurance testing.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses decreased 10% to $5.1 million from $5.7 million for the nine months ended October 31, 2002 and 2001, respectively. These expenses represented 24% of total revenue for the same periods. In the nine months ended October 31, 2001, Optio wrote off certain customer accounts receivable in the amount of $650,000 and wrote off a note receivable from a director in the amount of $750,000, thus significantly increasing general and administrative expenses for the nine months ended October 31, 2001. During the nine months ended October 31, 2002, Optio incurred charges of approximately $80,000 in connection with closing its Australian subsidiary, an additional $615,000 in legal fees, the majority of which was associated with Optio’s pending litigation, and increased insurance fees of approximately $175,000.

Depreciation and Amortization

Depreciation and amortization expense decreased to $704,000 from $982,000 for the nine months ended October 31, 2002 and 2001, respectively. This decrease is due to Optio’s European subsidiary’s goodwill becoming fully amortized and a greater number of Optio’s fixed assets becoming fully depreciated during the year ended January 31, 2002.

Interest Income

Interest income decreased to $179,000 from $209,000 in the nine months ended October 31, 2002 and 2001, respectively. Optio invested an average cash balance of approximately $4.2 million during the nine months ended October 31, 2002 as compared to approximately $7.0 million in the same period of 2001. The lower available cash for investment and lower interest rates accounted for the decrease in interest income.

Interest Expense

Interest expense decreased to $30,000 from $89,000 in the nine months ended October 31, 2002 and 2001, respectively. Interest expense in the nine months ended October 31, 2001 included interest on borrowings under Optio’s line of credit. No borrowings were outstanding in the nine months ended October 31, 2002. Interest expense in the nine months ended October 31, 2002 primarily represents the interest paid on Optio’s capital leases.

Income Tax Expense

The income tax benefit in the nine months ended October 31, 2002 represents a tax refund of $530,000 received by Optio as a result of a tax law change allowing it to take advantage of greater tax loss carrybacks. This refund was partially offset by $35,000 in income taxes paid for Optio’s foreign operations.

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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2002 and 2001 Optio had $2.9 million and $5.8 million, respectively, in cash and cash equivalents.

The following table sets forth certain selected statements of cash flow information for the nine months ended October 31, 2002:

Net cash used in operations	$(2,751,000)
Net cash provided by investing activities	188,000
Net cash provided by financing activities	37,000
Net decrease in cash and cash equivalents	(2,526,000)

Cash used in operations was the result of an approximately $4.0 million loss which was offset by the add-back of non-cash depreciation and amortization expense of $704,000 during the nine months ended October 31, 2002. Optio improved collections on accounts receivable, resulting in a cash inflow of $1.8 million. In addition, Optio’s deferred revenue decreased by approximately $700,000, a result of the completion of certain consulting services projects. In investing activities, Optio received approximately $210,000 on the sale of marketable securities and $220,000 as payments on notes receivable. These receipts were offset by disbursements of approximately $240,000 for the purchase of property and equipment in the ordinary course of business. Optio’s financing activities included payments of capital lease obligations of $64,000 and the receipt of approximately $101,000 in proceeds from the exercise of stock options.

On April 25, 2002, Optio entered into a line of credit agreement with a bank for a line of credit of up to $5.0 million. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $5.0 million, or such lesser amount as may be determined based on such ratios. As of October 31, 2002, Optio could borrow up to $2.5 million against the line of credit. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and tangible net worth requirements and restrictions on dividends. There were no borrowings outstanding on the line of credit as of October 31, 2002.

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

NEW PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS No. 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. Optio adopted SFAS No. 142 in accordance with the provisions of the statement on February 1, 2002. The adoption of SFAS No. 142 did not have a material affect on

Optio’s financial position or results of operations as Optio does not currently have goodwill and other intangible assets.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emergency Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue No. 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Optio will adopt SFAS No. 146 effective January 1, 2003. Management does not believe that the adoption of SFAS No. 146 will have a material affect on Optio’s financial position or results of operations.

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

ITEM	4. CONTROLS AND PROCEDURES.

Within the 90-day period prior to the date of this report, Optio, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Optio’s disclosure controls and procedures are effective in ensuring that material information relating to Optio, including its consolidated subsidiaries, is made known to them by others within the organization, particularly during the period in which this quarterly report was being prepared. There were no significant changes in Optio’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART II – OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS

Optio is from time to time involved in routine litigation incidental to the conduct of its business.

On June 19, 2001, a lawsuit styled Wagner, et. al. v. Optio Software, Inc., was filed in the United States

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

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in Optio’s initial public offering as well as certain officers and directors of Optio by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. Optio is currently engaged in settlement negotiations between its insurance carrier and the plaintiffs.

M2 Systems Corporation, purchaser of Optio’s Muscato and TransLink business units, is claiming certain purchase price adjustments and breaches of representations and warranties by Optio relating to the accounts receivable, fixed assets and business transferred. M2 Systems demanded approximately $3.3 million as a purchase price adjustment and indemnification for Optio’s alleged breaches of representations and warranties. Effective September 13, 2002, M2 Systems and Optio entered into a settlement and release agreement covering the purchase price adjustment claims made by M2 Systems. In exchange for M2 Systems’ agreement to release Optio from such claims, Optio has agreed to a purchase price adjustment in the amount of $193,944. The settlement and release agreement does not resolve any other claims M2 Systems has made against Optio. Optio is in discussions with M2 Systems to resolve the remaining claims. To date, no lawsuit has been filed with regard to this matter.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

Optio’s common stock is quoted on the Nasdaq SmallCap Market System. In order to remain listed on this market, Optio must meet Nasdaq’s listing maintenance standards. Optio is not in compliance with the minimum bid price requirement of Nasdaq Marketplace Rule 4310(c)(8)(B), which requires that the minimum bid price for the common stock be at least $1.00 per share. On August 14, 2002, Optio received notice from Nasdaq that its common stock had failed to maintain a $1.00 minimum bid price for 30 consecutive trading days. Following a hearing before the Nasdaq Qualifications Panel on September 19, 2002, Optio was granted an exception to the delisting of its common stock to give Optio time to implement a plan to regain compliance with the listing maintenance standards. As a result of Optio’s conditional listing status, effective with the open of business on October 10, Optio’s trading symbol of the common stock was changed to OPTOC.

On November 6, 2002, Optio filed a proxy statement evidencing its intent to seek approval of the reverse stock split. Pursuant to the Nasdaq Qualifications Panel’s decision and an extension granted on November 20, 2002, Optio must attain a closing bid price of at least $1 per share on or before January 3, 2003, and maintain a closing bid price of at least $1 per share for a minimum of 10 consecutive trading dates immediately thereafter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification by Warren K. Neuburger, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Harvey A. Wagner, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Safe Harbor Compliance Statements for Forward Looking Statements

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of December, 2002.

OPTIO SOFTWARE, INC.

By:	/s/ WARREN K. NEUBURGER
Warren K. Neuburger Chief Executive Officer

By:	/s/ HARVEY A. WAGNER
Harvey A. Wagner Chief Financial Officer

CERTIFICATION
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Warren K. Neuburger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Optio Software, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ WARREN K. NEUBURGER
Warren K. Neuburger Chief Executive Officer

CERTIFICATION
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harvey A. Wagner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Optio Software, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ HARVEY A. WAGNER
Harvey A. Wagner Chief Financial Officer