Form 10-Q/A
period 2002-10-31
OPTIO SOFTWARE INC
filed 2002-12-19
CIK 1096689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The undersigned registrant hereby amends its Form 10-Q filed with the Securities and Exchange Commission on December 13, 2002, for the quarter ended October 31, 2002, pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934 for the purpose of deleting the words “LETTERS FROM MOM” that were inserted in error on page 11 during electronic transmission of the original filing.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of December, 2002.

OPTIO SOFTWARE, INC.

By:	/s/ WARREN K. NEUBURGER
Warren K. Neuburger Chief Executive Officer

By:	/s/ CAROLINE BEMBRY
Caroline Bembry Vice President of Finance

CERTIFICATION
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Warren K. Neuburger, certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q/A of Optio Software, Inc.;

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

Date: December 19, 2002

/s/ WARREN K. NEUBURGER
Warren K. Neuburger Chief Executive Officer

CERTIFICATION
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Caroline Bembry, certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q/A of Optio Software, Inc.;

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

Date: December 19, 2002

/s/ CAROLINE BEMBRY
Caroline Bembry Vice President of Finance