Form 10-K
period 2003-01-31
OPTIO SOFTWARE INC
filed 2003-05-01
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price for the Common Stock on July 31, 2002 as reported by the Nasdaq SmallCap Market, was approximately $2,571,720. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 19,157,498 shares of the Registrant’s common stock outstanding as of April 29, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

OPTIO SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2003

		Page
PART I

Item 1.	Business	2
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28

PART III

Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Controls and Procedures	29

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	29

** The information required by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed not more than 120 days after January 31, 2003.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, fluctuations in operating results because of acquisitions or dispositions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability in developing new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.3 to this Annual Report on Form 10-K. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Annual Report on Form 10-K. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

Item 1. Business

Optio Software, Inc. (“Optio”), founded in 1981 as a Georgia corporation, provides infrastructure software and services that enhance the form, content, availability and distribution of business critical information. Our software allows information stored within or created by an organization’s wide range of enterprise systems, applications or databases to be captured, transformed and customized in formats according to the business needs of an organization’s customers, suppliers and partners and then delivered to the appropriate destination, including print, fax, e-mail, wireless devices and the web. Optio’s software also allows information to be transformed into a wide variety of formats, languages and standards and enables customers to create customized documents, according to the customer’s own individual requirements. For example, customers can use our software to create and deliver customized business documents (invoices, purchase orders, packing slips, etc.) and business-to-business transactions around the globe by web, e-mail, fax or print. Optio’s solutions are non-intrusive and can be deployed without modifying the software or the business processes that created the original information. We reduce the cost and complexity of document-centric business processes while extending the value of existing technology investments.

We engage primarily in the development, sale and support of software that enchances the form, content, availability and distribution of business critical information of companies located principally in the United States, Europe and the Asia Pacific region. Optio was founded in 1981 and in Optio’s first 18 years, Optio’s primary business consisted of providing software and services that addressed organizations’ needs for customized information delivered via print, fax and e-mail to users of enterprise and healthcare applications. In August 1998, Optio acquired Optio Software Europe, S.A., a software product distributor in Europe, providing Optio’s first entry into the European markets. Optio Software, Asia Pacific was established in May 1999, but subsequently closed in September 2002.

In addition to continuing its distributed output management solutions, in 1999 Optio began pursuing the e-business market created by the evolution of the internet. In September, 1999, Optio introduced the first of its e.ComSeries of products, e.ComPresent, the browser-based software allowing document presentation to the web. In December 1999, Optio completed its initial public offering, raising $47.0 million in capital. In March 2000, Optio introduced its second product in the e.ComSeries of products, e.ComIntegrate. Also in March 2000, Optio purchased Muscato Corporation and TransLink Solutions Corporation, further expanding its breadth into the e-commerce market. Muscato offered a product, e.ComEngine which enabled the real-time exchange of information between dissimilar formats and protocols. Unfortunately, Optio was unsuccessful in the integration of these two companies and subsequently disposed of the two companies and the e.ComEngine product in December 2001. With the disposal of Muscato and Translink, Optio has focused on expanding its core products, enhancing them to provide additional functionality for document output management and information archive and retrieval.

Wholly-Owned Subsidiaries

Optio currently has two wholly-owned foreign subsidiaries, Optio Software Europe, S.A. (“Optio Europe”) and Optio Software, Asia Pacific, only one of which is active. Optio Europe, a software product distributor in Europe, was acquired in August 1998. This acquisition provided entry into European markets. Optio Europe is directly involved in the sales, marketing and support activities for Optio’s products throughout mainland Europe (including Germany) and the United Kingdom through its wholly-owned subsidiaries Optio Software Deutschland GmbH (“Optio Germany”), formed in December 2002, and Optio Software UK, Pvt. Limited (“Optio UK”). The office of Optio Software, Asia Pacific (“Optio Australia”) was closed in September 2002.

Segment Information

Optio is organized around geographic areas. Optio’s U.S. operations and Optio Europe represent Optio’s two reportable segments. Optio’s other foreign subsidiary is classified as “Other”. The foreign locations principally function as distributors of products developed by Optio in the United States. The accounting policies, as described in the summary of significant accounting policies in Optio’s financial statements, are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

The Company previously reported four geographic segments, with the current Europe segment representing two segments, France and the United Kingdom and the current “Other” segment representing Australia. Segment information for the years ended January 31, 2001 and 2002 has been restated to combine the previous France and United Kingdom segments into the Europe segment and to classify the Australian segment as “Other”.

Segment information for the years ended January 31, 2001, 2002 and 2003 is summarized below.

Year ended January 31, 2001	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$12,022,000	$1,803,000	$206,000	$14,031,000	$—	$14,031,000
Services, maintenance and other	14,409,000	1,791,000	82,000	16,282,000	—	16,282,000
Intersegment revenue	429,000	190,000	—	619,000	(619,000)	—

Total revenue	26,860,000	3,784,000	288,000	30,932,000	(619,000)	30,313,000
Interest income	972,000	—	1,000	973,000	—	973,000
Interest expense	28,000	2,000	—	30,000	—	30,000
Depreciation and amortization	1,069,000	38,000	6,000	1,113,000	—	1,113,000
Income tax expense	229,000	110,000	—	339,000	—	339,000
Segment net income (loss) including loss from discontinued operations	(14,211,000)	80,000	(977,000)	(15,108,000)	—	(15,108,000)
Total segment assets including assets of discontinued operations	55,366,000	3,271,000	277,000	58,914,000	(3,076,000)	55,838,000
Expenditures for long-lived assets	26,297,000	69,000	50,000	26,416,000	—	26,416,000

Year ended January 31, 2002	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$10,655,000	$1,816,000	$121,000	$12,592,000	$—	$12,592,000
Services, maintenance and other	16,138,000	1,976,000	114,000	18,228,000	—	18,228,000
Intersegment revenue	454,000	187,000	—	641,000	(641,000)	—

Total revenue	27,247,000	3,979,000	235,000	31,461,000	(641,000)	30,820,000
Interest income	231,000	42,000	—	273,000	—	273,000
Interest expense	91,000	12,000	—	103,000	—	103,000
Depreciation and amortization	1,325,000	81,000	11,000	1,417,000	—	1,417,000
Income tax expense	—	15,000	—	15,000	—	15,000
Segment net loss including loss from discontinued operations	(27,708,000)	(290,000)	(428,000)	(28,426,000)	—	(28,426,000)
Total segment assets	19,084,000	3,380,000	288,000	22,752,000	(4,150,000)	18,602,000
Expenditures for long-lived assets	287,000	79,000	7,000	373,000	—	373,000

Year ended January 31, 2003	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,580,000	$1,809,000	$56,000	$10,445,000	$—	$10,445,000
Services, maintenance and other	15,217,000	2,098,000	64,000	17,379,000	—	17,379,000
Intersegment revenue	470,000	180,000	—	650,000	(650,000)	—

Total revenue	24,267,000	4,087,000	120,000	28,474,000	(650,000)	27,824,000
Interest income	230,000	2,000	1,000	233,000	—	233,000
Interest expense	47,000	—	4,000	51,000	—	51,000
Depreciation and amortization	835,000	81,000	4,000	920,000	—	920,000
Income tax benefit	(472,000)	(106,000)	—	(578,000)	—	(578,000)
Segment net loss including loss from discontinued operations	(3,435,000)	(1,150,000)	(257,000)	(4,842,000)	—	(4,842,000)
Total segment assets	14,985,000	2,689,000	133,000	17,807,000	(4,114,000)	13,693,000
Expenditures for long-lived assets	219,000	48,000	1,000	268,000	—	268,000

Optio’s foreign operations generated revenue from licenses and services to customers of $4.0 million the year ended January 31, 2003, representing 15% of total revenue compared to $4.0 million in the year ended January 31, 2002, representing 13% of total revenue and revenue of $3.9 million in the year ended January 31, 2001, representing 13% of total revenue.

Risks Inherent in Foreign Operations

Optio’s international operations pose additional risks to its operations as a result of the following factors:

•	potential losses or gains from currency fluctuations as a result of transactions and expenses being denominated in foreign currencies;

•	increased financial accounting, administrative and reporting burdens and complexities;

•	potentially adverse tax consequences;

•	compliance with a wide variety of complex foreign laws and treaties;

•	adverse changes in economic conditions of foreign countries, caused by various sources, including economic instability and disputes; and

•	reduced protection for intellectual property rights in some countries.

Industry

Organizations are increasingly being driven to increase the cost-effectiveness of their existing systems and overall productivity of the organization by sharing vital business information, in the proper format, to the proper users. Their objectives are to enhance the form, content, availability and distribution of the information, thus reducing the cost and complexity of document-centric processes. To achieve these objectives, organizations must deliver focused, business-ready information derived from a multitude of sources across the enterprise, to employees, customers, suppliers and strategic partners. In addition, many organizations are embracing e-business to enhance their productivity and cost-savings. Organizations are attempting to maximize the value of their business processes by using the Internet to conduct business electronically and reach a large number of geographically dispersed users across the extended enterprise. Some examples of e-business applications include the electronic distribution of information related to the procurement of goods and services, presentation of bills and collection of payments over the Internet and the viewing of reports and other company information utilizing web browsers. Specifically, this environment has created the need for a comprehensive software solution that gathers information on a real-time basis from multiple sources, including enterprise, legacy and custom applications, external databases and files; enhances the information to improve its suitability for business purposes; customizes and formats the information to meet business objectives; and provides timely delivery of the information formats to the appropriate destinations, including the Internet, e-mail, printers, faxes and wireless devices.

This need has created a market for software that performs cost effective management of the transformation and delivery of information from various enterprise computing systems. The Gartner Group defines the markets that provide software solutions described above as the Distributed Output Management (“DOM”) Market and the Integrated Document Archive and Retrieval Systems (“IDARS”) Market. In a report dated August 15, 2002, Gartner forecasts these two market segments will converge by the end of 2005. In a report dated November 1, 2001, Gartner estimates the combined DOM/IDARS market size to be $1.6 billion in 2001 growing to $3.9 billion in 2005. Management estimates that Optio has approximately 1.9% of this combined market.

Technology

Optio’s suite of products is used to enhance business critical documents and information. They provide an organization’s systems and applications the ability to share information, transfer documents and conduct business transactions with customers, suppliers and employees, in the proper format, with the appropriate content and at the time and location required. Optio’s software contains components for: communicating with Optio’s visual design software; collecting, transforming, and routing information from other enterprise application programs or databases; performing calculations and other types of data transformations; formatting the information into human-readable documents, e-business documents or database transactions; distributing information to a wide variety of digital destinations including web servers, fax servers, e-mail servers, alphanumeric pagers, printers, document archives and e-commerce application servers; maintaining and executing recipient specified rules for information notification and document delivery; and securely controlling the distribution and processing of information between multiple computers within the same network and over the Internet.

Optio’s software supports many industry standards for file, message and document formats, document delivery methods and data access from enterprise databases and other data sources. Optio’s software also supports many of the proprietary formats for data, documents and information produced by the software of third parties with whom Optio has strategic relationships and other common enterprise application software vendors. For example, e-business documents may be extracted from existing enterprise application output and transformed into XML, Adobe PDF and many other standard electronic document formats.

Technical Advantages

Optio’s technology provides customers with the following advantages:

•	Transparency. Optio’s technology works with the existing hardware/software infrastructure and business processes of an enterprise and is transparent and non-intrusive to the user.

•	Preservation of Application Business Logic. Enterprise applications use many business rules to validate and control business information. Optio’s software works directly with the information produced by the execution of these business rules, which preserves the value and integrity of the original application business logic and security and maintains the consistency of the information.

•	Ability to Work With Time Sensitive Data. Optio’s software works with business data as it is generated, not only after it has been stored in a database. Applications can therefore process time sensitive information much more effectively, getting the right information to the right person at the right time.

•	Powerful Language. Optio’s proprietary Document Customization Language, the programming language that allows for documents or other output to be customized to the user’s needs, enables Optio’s software to address many complicated business information processing problems requiring large volumes of data. This same language allows Optio’s software to address many problems in the areas of e-business and information delivery that other programming languages and application servers cannot.

•	Ease of Use. The visual design approach used by Optio DesignStudio harnesses the power of Optio’s Document Customization Language and puts it into the hands of less technical users without limiting access to the power of our technology.

•	Scope of Solution. Optio’s software can handle a wide variety of information sources, document formats and digital destinations, without requiring third party software.

•	Secure Internet Architecture. Optio’s software utilizes custom developed technology built on industry standards that allows our software to securely distribute and control the processing of information on the Internet.

Strategic Initiatives

Optio’s objective is to be a global innovator and leading provider of solutions that enhance the form, content, availability and distribution of business critical information. We are dedicated to helping our customers achieve long term success by reducing the cost and complexity of their document-centric business processes while extending the value of existing technology investments. To achieve these objectives, Optio intends to:

•	Enhance Product Offerings. Optio will continue to invest in research and development to improve and enhance its existing software offerings designed to solve a greater range of problems for its customers. Specifically, Optio intends to enhance its software offerings to increase scalability of Optio’s products as well as ease-of-use and vendor specific integration features. Management believes that maintaining and enhancing its software is important to its ability to expand its market share, retain existing customers and acquire new customers. Optio’s research and development expenditures for the years ending January 31, 2001, 2002 and 2003 were $4.4 million, $4.5 million, and $4.3 million respectively, indicating a continued commitment to research and development activities.

•	Deepen Existing Strategic Relationships and Expand to a Limited Number of Core Strategic Partners. Optio’s strategic partners include resellers, referral agents and implementation partners, allowing Optio to generate additional sales opportunities. In September 2001, Optio announced the revamping of its partnership program. The new program provides for better business planning and larger scale integration with partners. With expanded benefits to the partners such as marketing and sales support, customer service, consulting service, and product development support, the program now includes the flexibility to mold the program to match the individual partner’s needs, thus increasing revenues to the partner and

Optio. The new program has three levels, basic, certified and strategic, and represents relationships that include referral agents, distributors, value-added resellers and OEM relationships. The basic level uses a simple sales and marketing structure with partners with limited resources. The certified level adds the advantage of advanced technical support and consulting opportunities. For those partners that want to sell Optio solutions as a stand-alone product, or embed Optio’s technology into their applications, a strategic relationship can be entered into, offering rewards and marketing resources for partners that exceed revenue goals. During 2001 and 2002, Optio had over twenty-five partners signed up under the new partnership program, including McKesson Corporation, DataRoad and Carolina System Solutions, Inc. Optio intends to strengthen these relationships, build revenues and customer value through enhanced support of these partners. Optio also intends to expand the new partnership program, but with a focus on a limited number of core strategic partners. Our objectives are to create partnerships that will introduce us into specific growth markets. For example, in April 2003, Optio entered into separate partnerships with both QAD, Inc. and Lexmark International, Inc., who will actively market Optio’s products into the QAD, Inc. and Lexmark International, Inc. user base. Optio intends to continue to expand its relationships with organizations that can introduce Optio’s products to markets not extensively served by Optio.

•	Re-energize our Healthcare Market. Sales to healthcare organizations have typically represented approximately 20% of Optio’s total revenues. With new regulations affecting the healthcare industry, specifically the Health Insurance Portability and Accountability Act (“HIPAA”), healthcare organizations must select products from software vendors with features that help ensure the secure transfer of patient information. With the introduction of Optio’s MedexTM suite of products, Optio was able to address our customers’ HIPAA-compliance concerns such as audit logging, content filtering, patient privacy and confidentiality. Subsequent to the successful first customer shipment of this product in January 2003, Optio has initiated marketing activities to healthcare organizations with the goal of extending our base of customers.

•	Expand Worldwide Sales. Management continues to believe that international markets represent a significant growth opportunity as organizations seek global document management and e-business solutions. Optio currently has a direct sales presence in North America, the United Kingdom, France, and Germany. Optio intends to increase market share in these markets by introducing products that provide greater compatibility with international ERP systems. In addition, Optio plans to engage local resellers and system integrators and establish joint marketing agreements with software companies in all geographic locations Optio believes are strategic.

•	Leverage Optio’s Significant Customer Base. Management believes Optio’s base of over 4,600 customers provides a significant opportunity for additional sales of current and future software, as well as ongoing maintenance revenue. A majority of Optio’s customers have not yet purchased Optio’s full suite of software or currently only use Optio’s software in specific business units or locations. Management believes that Optio can sell more extensively into this customer base by expanding these partial deployments into enterprise-wide implementations as well as by cross-selling additional software, including newly released versions, and services.

Products

Software

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

In each case, Optio’s customers may purchase the entire suite or may purchase one or more of the software products that make up the suite. Typically, customers buy either Optio e.ComIntegrate® or Optio MedFormsTM (or more recently Optio MedExFlexTM) as well as one or more other components of the applicable suite. In August 2001, Optio unveiled its e.ComIntegrate product packages. The Optio e.ComIntegrate solution sets are geared to companies of different sizes, with varying functional needs across industries. The program offers tiered solution sets which include Optio’s server technology, e.ComIntegrate, and design tool, Design Studio, along with services and training to implement the solution. As advanced functions are required, customers can add support for XML, double-byte characters and presenting documents and reports to the web. Other components of the suite of products may include OptioFax, our fax server product or Optio e.ComPresent, our web accessible document repository. Most of the revenue derived from the enterprise suite is attributable to Optio e.ComIntegrate, and most of the revenue derived from the healthcare suite is attributable to Optio MedForms.

The Optio Enterprise Suite

Optio e.ComIntegrate®

Optio’s next generation server that provides the software infrastructure to enable business-to-business integration, transformation, and distribution of critical information. It builds on the strength of Optio’s core technologies and adds inbound and outbound processing of XML, enabling organizations to integrate operations and participate in e-marketplaces utilizing XML dialects such as CBL, cXML, BizTalk or ebXML.Organizations seeking to XML-enable their existing applications can map standard purchase orders, invoices, and shipping advice documents without application modifications.

OptioDCS

Forms the foundation of the Optio Enterprise Suite. It captures information from enterprise, legacy and other applications by monitoring transactions and output such as print streams. It then performs calculations and other data transformations, formats business information or e-commerce transactions and delivers them to printers, fax servers, e-mail servers, web servers, document archives and e-commerce servers. This product serves our reseller base of customers only and targets customers needing reduced functionality.

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

Optio DesignStudio

Windows based software that allows users to model the map of information from applications, databases and files, create business rules and conditional logic to automate processing of the information, and then model the network of destinations to which the information is delivered. The Optio Products Suite then processes, in real time, the design files it creates.

OptioFax	Software that transmits and receives information using electronic fax standards and protocols to support business requirements for distributing enterprise information.

Optio Enterprise ProcessPACKS

Substantially complete generic document templates for common forms such as purchase orders and checks, which facilitate the design of the information customization and delivery requirements for popular ERP applications like Baan, J.D. Edwards, Oracle, and others.

The Optio Healthcare Suite

Optio MedForms™

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

Optio MedExFlex®

Built on the foundation of MedForms, but includes the HIPAA-Smart™ Technology which securely routes HL7 messaging to various devices, and addresses HIPAA concerns such as audit logging, content filtering, and patient privacy and confidentiality. Provides routing, reorganization and reproduction of healthcare information on demand, allowing users throughout an enterprise to quickly and easily generate patient documents without expensive embossers or preprinted labels. Optio MedFormsDR’s temporary data store provides access to vital patient information if the primary server is interrupted, which protects data integrity.

Optio e.ComPresent, e.ComIntegrate, OptioFax	Equivalent in functionality to that listed for the Optio Enterprise Suite, but targeted to the healthcare market.

Optio Healthcare ProcessPACKS

Substantially complete generic document templates for common functions which facilitate the design of the information customization and delivery requirements for specific areas of healthcare operations such as Admissions, Discharge and Transfer, Patient Accounting and Business Office and Diagnostic Clinic.

Services

Consulting. Optio’s consulting services provide customers with expertise and assistance in evaluating, planning and implementing Optio’s software products. To ensure a successful implementation of Optio’s software products, consultants assist customers with the evaluation, planning and design process, the initial installation of a system, the integration of Optio’s software products with the customer’s existing enterprise computing applications and ongoing training and upgrades. Management believes that consulting services enable rapid implementation of Optio’s software products, ensures success with the Optio solution, strengthens the customer relationship and adds to Optio’s industry-specific knowledge base.

While consulting services are optional, substantially all of Optio’s customers utilize these services to facilitate the rapid implementation of the software. These services are billed on an hourly or daily basis that varies based on the type of service provided.

Optio employs its own staff of consultants, systems analysts and technical personnel devoted to assisting customers in all phases of systems implementation, including evaluation, planning and design, customer-specific configuring of modules and on-site implementation or conversion from existing systems. In addition, Optio utilizes third party consultants, such as those from major systems integrators, to assist in certain implementations. For the year ended January 31, 2002, Optio outsourced approximately 37% of its services business, while maintaining a staff of 33 employees. However, during the year ended January 31, 2003, Optio anticipated slightly reduced services revenue coinciding with its declining software revenue. In addition, Optio revised its strategy to focus on higher utilization rates of its internal employees. These factors allowed the company to reduce its internal consulting services staff to 15 employees. During the year ended January 31, 2003, Optio’s services business was approximately equal to that of the prior year, forcing us to utilize more external resources for services. For the year ended January 31, 2003, Optio outsourced approximately 50% of its services business. Separately, six additional employees are training staff dedicated to internal, customer and partner training as well as to development of curriculum materials for training programs.

Maintenance.

Optio offers a comprehensive maintenance program that provides customer telephone support, as well as timely software updates and designated upgrades offering increased functionality and technology advances. Optio offers these services for a fee equal to a percentage of the current software license fee per annum. As of January 31, 2003, a majority of Optio’s customers had subscribed to the comprehensive maintenance support program.

Research and Development

Overview

To maintain Optio’s competitive position, we must continually enhance our current products and introduce new features or functionality to address customers’ needs to make document and output management more efficient and cost effective. During the year ended January 31, 2003, Optio spent $4.3 million, or 15% of revenues, on research and development activities, consistent with prior years. Although Optio’s overall expenses have been reduced over the previous two years, Optio was committed to continue to invest heavily in its research and development activities, resulting in improved products and competitive position.

Product development activities for the year ended January 31, 2003 were focused on (i) the creation of new products, including Optio’s MedEx product, (ii) the enhancement of existing products, including the introduction of Optio’s newest version of e.ComPresent 2.0 and OptioFax 4.0, and (iii) broadening the base of platforms upon which Optio’s products can be supported, including the introduction of e.ComIntegrate on Windows 2000 and Linux. In addition, there was much focus on the integration of Optio’s products with new international ERP vendors, which will support our strategy of expanding our international sales.

Future Product Development Activities

Product development activities for the following year are focused on supporting Optio’s strategic initiatives. A brief overview of new feature development, new product development and maintenance releases are described below.

New Feature Development

In general, Optio intends to offer new features focused on the increased scalability of Optio’s products as well as ease-of-use and vendor specific integration features. For example, Optio intends to develop new capabilities in e.ComIntegrate, e.ComPresent and Design Studio which will include new features to allow better integration with specific ERP vendors.

New Product Development

A series of new product development initiatives were begun in the fiscal year ended January 31, 2003 for release in the current and following years. Brief overviews of these initiatives are described below.

Healthcare Initiatives

A number of additional initiatives will be undertaken to create a suite of healthcare products based on the foundations of the existing products with tailored functionality for the healthcare market. An example of this is the expansion of audit logging capability used in the Optio MedExFlex software into other related products, making them capable of enabling support for HIPAA regulations.

Enterprise Content Management

Development will be focused on improving and enabling our core product lines to take advantage of the changing market in the content management industry. Examples are improved print server capabilities, security, electronic signatures and long term archive.

Maintenance Releases

On going maintenance releases were accomplished in several products and sub products. These releases were primarily to repair software defects or to modify products to accommodate changes to partner software design and to upgrade vendor supported application programming interfaces. Optio will continue to produce maintenance releases as required.

Retirement

In the future, Optio intends to no longer offer or support some of our existing products and the operating systems on which they operate. We are in the process of developing migration paths for our customers on these products and intend to retire certain products once the migration path is defined and communicated to our customer base.

Sales and Marketing

During the year ended January 31, 2003, approximately 70% of Optio’s software revenue was generated through Optio’s direct sales force. With Optio’s increased focus on sales through partners, Optio realized a greater percentage of sales through its reseller/partner network, up to 30% of license revenue over the previous year’s 20% of license revenue. As of January 31, 2003, Optio had 32 sales representatives and sales support staff, divided into teams that:

•	directly market to potential customers based on geographic regions in the manufacturing, retail and distribution industry as well as other market segments;

•	directly market to potential customers in the healthcare industry; and

•	sell to resellers and distributors.

As of January 31, 2003, Optio’s international sales organization, focused on Europe, was comprised of eight sales representatives.

Optio’s marketing activities during the year ended January 31, 2003 have typically focused on trade shows where we are able to demonstrate our products and their capabilities. Other marketing processes have included direct mail and electronic media campaigns as well as distribution of product brochures and other literature to inform new and existing customers about our new product offerings.

Strategic Relationships

Optio has strategic relationships with third parties that help market, sell, implement, support and enhance Optio’s solutions that include:

Distributor Relationships. Optio has relationships with distributors who market and resell Optio’s software. These distributors may also provide education, implementation and customization services for their customers. Optio’s major distributors include Harvest Technology and Deloitte Consulting Product Services LLC.

Value-Added Reseller Relationships. Optio has relationships with resellers that market and resell Optio’s software as a component of their own solutions and who often provide software-related education, implementation and customization services as well. These resellers have their own software solutions that typically address a specific market sector and utilize Optio’s software to enhance the functionality of their own solution. Optio’s software is sold along with their own solutions under the Optio brand name. Optio’s major value-added resellers include Dataroad, Corning Data Services, Inc., McKesson Corporation and Source 4 Healthcare Solutions Group.

OEM Relationships. Certain companies may choose to embed Optio’s software within their software and re-label the software with their own name. Because resellers who embed or include Optio’s products within their solutions provide substantially all of the sales and marketing efforts and the initial support services with respect to this embedded software, they receive price discounts on Optio’s software.

Referral Relationships. Optio has established relationships with over 25 partners including QAD, Inc., McKesson Corporation, Carolina System Solutions, Inc. and Lexmark International, Inc., to refer prospects to Optio that may have an interest in licensing Optio’s solution. As part of a defined process, Optio validates that it is not currently working with that prospect and if Optio secures a licensing agreement with that prospect within a fixed period of time, Optio will pay a referral fee to the referring partner.

Implementation Relationships. Optio has active relationships with 10 consulting organizations to provide value added services that assist customers in implementing Optio’s software. Optio trains and tests these organizations’ consultants to install and use Optio’s software and certify them once they have demonstrated their proficiency in delivering complete solutions that meet the needs of the customers.

Vendor Relationships. Optio has relationships with major ERP and healthcare software vendors where Optio has demonstrated that its solutions are compatible with their applications and provide complimentary functionality. These vendors include Oracle Corporation, J.D. Edwards, McKesson Corporation and Baan. In most cases, Optio’s products are certified as to their compatibility with these vendors. As a result, these vendors will include descriptions of Optio products’ key features and benefits in their directories which are published periodically and on their web sites. Optio can also feature their logos in its advertising and promotional materials, participate in vendor sponsored trade shows, marketing programs and other events. In the past, these vendor relationships have resulted in significant revenues and Optio expects that they will continue to do so in the foreseeable future.

Customers

Optio’s customers consist of enterprises across a broad spectrum of industries, however healthcare, manufacturing, retail and distribution customers represent approximately 60% of Optio’s customers. Other customer industry types include technology, banks, financial institutions and the public sector. As of January 31, 2003, we licensed our products for use by more than 4,600 customers.

No single customer accounted for 10% or more of Optio’s total revenue during the years ended January 31, 2001, 2002 or 2003.

Competition

The market for Optio’s software and services is intensely competitive, quickly evolving and subject to rapid technological change. Management expects competition to intensify in the future. Optio’s potential competitors vary in size and in the scope and breadth of the products and services offered. Our competitors fit into two separate categories. The first is custom software developers. The second is comprised of distributed output management solutions from organizations such as Accelio Corporation (acquired by Adobe Corporation), AFP Technology (Formscape), CreateForm, Dazel/Hewlett Packard, StreamServe, Standard Register, Cypress, FormFast, and Evergreen.

Management believes that Optio is differentiated relative to its competitors due to its software’s ability to combine capabilities including information customization, distributed output management, information integration and exchange and e-business enablement in one solution. Management believes that, to the best of its knowledge, none of Optio’s competitors provides all of this functionality in a single solution. Management believes that Optio also competes on the basis of its software’s ability to operate across multiple operating systems. With respect to the Optio Healthcare Suite, management believes that Optio compares favorably to its competitors because Optio offers a vertically oriented solution to address the needs of the healthcare marketplace, including new HIPAA regulation concerns.

Management believes that the principal competitive factors present in Optio’s market include: product performance, quality, functionality and features; cost of solution; customer service; core technology; ease of implementation; and value derived from solution. Although management believes that Optio’s products and services currently compete favorably with respect to each of these factors, Optio’s market is evolving rapidly. Optio may not be able to maintain its competitive position against current and potential competitors.

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

Optio protects its proprietary rights by relying on copyright, trade secret, trademark, confidentiality procedures and contractual provisions. Some of Optio’s software, documentation and other written materials are protected under the federal copyright law. Optio has registered “Optio” and its accompanying logo, as well as its product’s names such as “e.ComIntegrate” as trademarks in the United States and in certain countries in which Optio sells its products. Optio has used the “Optio” trademark in the European Economic Community since 1997, but has not registered the mark there. During 1999, Optio was made aware of an EEC registration of a mark similar to Optio’s which was filed after Optio began using the mark. Optio has received notice from a company in the United Kingdom that has alleged it uses a logo similar to the “Optio” mark. No assurance can be given that Optio will be able to register the “Optio” mark in these markets or that the existing EEC registration or United Kingdom use will not ultimately have an adverse affect on Optio’s ability to use its “Optio” marks in those markets. Optio also relies on trade secret laws of the State of Georgia and the states in which it does business to protect its software designs and other proprietary information. In addition, non-disclosure agreements contained in employment contracts protect Optio’s proprietary information from disclosure by current and former employees.

Optio has not applied for any U.S. patents. It is possible that Optio may not develop proprietary products or technologies that are patentable, that any patent issued to Optio may not provide Optio with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

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

Employees

As of January 31, 2003, Optio had 145 employees. No employees are covered by any collective bargaining agreements. Optio considers its relationships with its employees to be good.

Executive Officers of the Registrant

As of the date of this report, the executive officers of Optio and certain information about them are as follows:

Name	Age	Position
C. Wayne Cape	49	President, Chief Executive Officer and Chairman of the Board of Directors
Paul O’Callaghan	47	Senior Vice President of Sales
Terry Kraft	49	Senior Vice President of Product Development
Daryl G. Hatton	41	Chief Technology Officer
Caroline Bembry	32	Vice President of Finance

C. Wayne Cape, the founder of Optio, served as Chief Executive Officer and President of Optio from its inception in 1981 through June 2001 and again since February 2003. Mr. Cape has acted as a member of Optio’s Board of Directors since the company’s inception and became Chairman of the Board in September 1999. Prior to launching Optio, Mr. Cape was an employee at Digital Communication Associates from 1974 to 1981 where he served in a variety of technical, sales and regional sales management positions.

Paul O’Callaghan has served as Senior Vice President of Sales since February 2003. He also previously held this position from May 2001 to July 2001. Prior to joining Optio, from June 2000 to May 2001, Mr. O’Callaghan served as SVP Sales and Services for Idapta, Inc. a B2B solutions company providing electronic trading exchanges to major consortium organizations. From 1998 to 2000 Mr. O’Callaghan was Vice President of Sales for startup XACCT Technologies, which delivered internet-based, IP mediation software solutions to telecommunications industry leaders. Mr. O’Callaghan has also served in senior executive positions with Cisco Systems, IMNET Systems and Network Systems Corporation.

Terry Kraft has served as Senior Vice President of Product Development since November 2001. Prior to joining Optio, Mr. Kraft served as Vice President and General Manager for the Wireless and Calling Card Division of Glenayre Technologies, Inc. from 1998 to 2001. From 1997 to 1998, Mr. Kraft served in a key technology and management role with Comverse Network Systems, Inc., an enhanced voice application services company.

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

Caroline Bembry has served as Optio’s Vice President of Finance since December 2002. From November 1999 to December 2002, she served as the Controller of Optio. Prior to joining Optio, Ms. Bembry was Assistant Corporate Controller for WebMD Medical Manager from June 1997 to November 1999. Prior to WebMD Medical Manager, Ms. Bembry held positions with Coopers & Lybrand LLP. She is certified as a CPA in Florida.

Item 2. Properties

Optio’s principal corporate offices are located in approximately 62,000 square feet at 3015 Windward Plaza, Windward Fairways II, Atlanta, Georgia. The term of this lease is through December 31, 2006. Sales offices are also located in France and the United Kingdom, providing us with an additional 7,000 square feet.

Optio leases all of its properties with remaining terms between one and four years. Management believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

Item 3. Legal Proceedings

Optio is from time to time involved in routine litigation incidental to the conduct of its business.

On June 19, 2001, a lawsuit styled Wagner, et al v. Optio Software, Inc., was filed in the United States District Court for the Southern District of Ohio, Western Division, Case No. C-1-01-406 and later amended to include a corporate officer as a defendant. The lawsuit, filed by 19 shareholders of the now bankrupt company known as Prograde Technologies, Inc. (“PTI”), alleges breach of contract, promissory estoppel and promissory fraud arising out of the termination by Optio of negotiations of a possible merger with PTI. The plaintiffs were seeking compensatory damages of an unspecified amount, but in excess of $1.0 million, as well as punitive damages in excess of $10.0 million, reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. Optio counterclaimed against two of the plaintiffs for failure to pay on a guarantee on a promissory note. The parties have agreed in principle to a settlement, which will result in the dismissal of the lawsuit. This settlement is contingent upon the release by PTI’s trustee in bankruptcy of all claims against the plaintiffs and the Company and the approval of that release by the bankruptcy court. Under the terms of the proposed settlement, Optio will pay a total of $875,000 within ten days of the bankruptcy court’s final non-appealable order approving the release of the trustee’s claims and will receive immediate reimbursement from its insurer of $750,000. Both parties must release all claims each may have in the PTI bankruptcy in exchange for a reciprocal release from the bankruptcy trustee. The company has recorded a liability for the settlement and a receivable for the amount to be contributed by the insurance carrier in the financial statements dated January 31, 2003.

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in Optio’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that the Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. Optio believes the lawsuit is without merit. Thus, Optio intends to defend vigorously against the plaintiff’s claims. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. Optio is currently engaged in settlement negotiations between its insurance carrier and the plaintiffs.

Management believes that it has meritorious defenses in the foregoing matter and intends to pursue its position vigorously. Litigation is inherently subject to many uncertainties; however, management does not believe that the outcome of this case will have a material adverse effect on the financial position of Optio. However, depending on the amount and timing of an unfavorable resolution of the contingency, it is possible that Optio’s future results of operations or cash flows could be materially affected.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Optio held a Special Meeting of Shareholders on December 30, 2002. There were present at the Special Meeting, in person or by proxy, holders of 17,545,411 shares of common stock entitled to vote. At the Special Meeting, the shareholders were asked to approve the grant of authority to the Board of Directors to amend Optio’s Amended and Restated Articles of Incorporation to effect a reverse stock split of Optio’s common stock at one of the following ratios: one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine, or one-for-ten, with authority being granted to the Board of Directors (i) to determine whether to effect or abandon the amendment prior to filing and (ii) if the determination was made to effect the amendment, then to determine, in the discretion of the Board of Directors, which specific ratio shall be included in the amendment to effect the reverse stock split. The resolution was rejected, with 7,437,429 affirmative votes, 10,107,982 votes against, and no abstentions.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

On December 15, 1999, Optio’s common stock began trading on the Nasdaq National Market under the symbol “OPTO” until June 19, 2002, when Optio’s common stock began trading on the Nasdaq SmallCap Market. Effective January 8, 2003, Optio failed to meet the qualifications for listing on the Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board under the symbol “OPTO.OB”. On April 29, 2003, the closing price of the common stock on the Over-the-Counter Bulletin Board was $0.42.

The following table reflects the range of high and low bid prices of Optio’s common stock by quarter, for the two most recent fiscal years. Bid prices reflect inter dealer prices without retail mark-up, mark-down or commissions.

	High	Low
Quarter Ended January 31, 2003	$0.73	$0.21
Quarter Ended October 31, 2002	$0.70	$0.11
Quarter Ended July 31, 2002	$0.50	$0.23
Quarter Ended April 30, 2002	$0.85	$0.32
Quarter Ended January 31, 2002	$1.16	$0.50
Quarter Ended October 31, 2001	$0.85	$0.35
Quarter Ended July 31, 2001	$0.84	$0.39
Quarter Ended April 30, 2001	$2.00	$0.52

Holders

As of April 29, 2003, there were approximately 92 holders of record of Optio’s common stock.

Dividends

Optio did not pay any dividends during the years ended January 31, 2001, 2002 or 2003. Optio intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes and does not anticipate paying any cash dividends on its common stock for the foreseeable future.

Changes in Securities and Use of Proceeds

On December 15, 1999, Optio’s registration statement for its initial public offering of its Common Stock was declared effective by the Securities and Exchange Commission, Registration No. 333-89181. The net proceeds from the offering to Optio after deducting the discounts, commissions, fees and expenses were approximately $47.0 million. Approximately $1.2 million of the proceeds were used for the repayment of our indebtedness to three former shareholders incurred in connection with the repurchase of their common stock in December 1998. In March 2000, $20 million of the proceeds were used for the acquisition of all of the capital stock of Muscato Corporation and an additional $5 million was used to acquire the assets of TransLink Solutions Corporation. For further discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.” In August 2000, Optio invested $2.2 million in ec-Hub, Inc. (formerly ecIndX, Inc.), a supply chain collaboration vendor, in exchange for a minority interest in the company. For further discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment in ec-Hub.” In December 2000, Optio issued a note in the amount of $400,000 to a company that was considered a potential strategic investment. Subsequent to January 31, 2001, this company filed for bankruptcy and the $400,000 was fully reserved as uncollectible. The remaining $14.3 million was used for general working capital purposes.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial data of Optio. The selected financial data should be read together with the financial statements and related notes and the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data as of and for the years ended January 31, 1999, 2000, 2001, 2002, and 2003 have been derived from the audited financial statements of Optio.

	Year Ended January 31,
	1999	2000	2001	2002	2003
Statement of Operations Data (in thousands):
Revenue:
License fees	$12,014	$17,114	$14,031	$12,592	$10,445
Services, maintenance and other	7,525	15,719	16,282	18,228	17,379

Total revenue	19,539	32,833	30,313	30,820	27,824
Costs of revenue (exclusive of depreciation and amortization show separately below):
License fees	913	980	607	519	549
Services, maintenance and other	4,089	7,997	12,178	10,395	7,808

Total cost of revenue	5,002	8,977	12,785	10,914	8,357
Operating expenses:
Sales and marketing	7,534	11,863	17,235	15,915	12,821
Research and development	2,530	3,559	4,392	4,487	4,278
General and administrative	2,884	3,848	5,803	7,626	6,962
Depreciation and amortization	941	1,227	1,113	1,417	920

Total operating expenses	13,889	20,497	28,543	29,445	24,981
Income (loss) from operations	648	3,359	(11,015)	(9,539)	(5,514)
Other income (expense):
Interest income	104	363	973	273	233
Interest expense	(257)	(120)	(30)	(103)	(51)
Write-down of ec-Hub investment	—	—	—	(2,209)	—
Other	(46)	(9)	42	(154)	44

Income (loss) before income taxes and loss from discontinued operations	449	3,593	(10,030)	(11,732)	(5,288)
Income tax expense (benefit)	99	1,601	339	15	(578)

Income (loss) from continuing operations	350	1,992	(10,369)	(11,747)	(4,710)
Loss from discontinued operations	—	—	(4,739)	(16,679)	(132)

Net income (loss)	$350	$1,992	$(15,108)	$(28,426)	$(4,842)

Income (loss) per share from continuing operations – basic	$0.00	$0.16	$(0.59)	$(0.64)	$(0.25)

Income (loss) per share from continuing operations – diluted	$0.03	$0.10	$(0.59)	$(0.64)	$(0.25)

Loss per share from discontinued operations – basic and diluted	$0.00	$0.00	$(0.27)	$(0.90)	$(0.01)

Net income (loss) per share – basic	$0.03	$0.16	$(0.86)	$(1.54)	$(0.26)

Net income (loss) per share – diluted	$0.02	$0.10	$(0.86)	$(1.54)	$(0.26)

Weighted average shares outstanding – basic	12,825	12,586	17,475	18,419	18,963

Weighted average shares outstanding – diluted	17,305	20,442	17,475	18,419	18,963

	At January 31,
	1999	2000	2001	2002	2003
Balance Sheet Data (in thousands):
Cash and cash equivalents	$1,129	$46,826	$8,736	$5,378	$3,902
Working capital (deficiency)	(1,650)	45,948	9,837	2,124	(1,560)
Total assets	10,738	60,642	55,838	18,602	14,443
Long-term obligations	1,208	38	8,261	224	297
Shareholders’ equity	9	48,999	35,047	7,254	2,774

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this report.

OVERVIEW

Optio is engaged primarily in the development, sale and support of infrastructure software that enhances the form, content, availability and delivery of business information. Optio’s primary business consists of providing software and services that addresses organizations’ needs for customized information delivered via print, fax and e-mail to users of enterprise and healthcare applications.

Optio markets and sells its software and services throughout the United States and Europe, and in the Asia Pacific region, through its direct sales force and certified resellers. Optio also offers consulting services, which provide customers with implementation assistance and training. As of January 31, 2002, Optio had over 4,600 customers worldwide using Optio’s software and services. No single customer accounted for 10% or more of Optio’s revenue for the years ended January 31, 2001, 2002, or 2003.

Critical Accounting Policies and Use of Estimates

Optio has identified significant accounting policies and estimates that are critical to the understanding of its financial statements.

Revenue Recognition

Overview

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of Central Processing Units (“CPUs”) on which the product is installed or, to a lesser extent, based on the number of persons or hospital beds registered to use the product. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

License Fees

The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based upon a percentage of list price. The Company does not grant its resellers the right of return.

The Company recognizes revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to the Company. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

The Company records deferred revenue for software license agreements when cash has been received from the customer and the agreement does not qualify for revenue recognition under the Company’s revenue recognition policy. The Company records accounts receivable for software license agreements when the agreement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

Services, Maintenance and Other Revenue

Consulting services revenues and customer training revenues are recognized as such services are performed as they are incidental to the functionality of the software. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related agreement period, generally twelve months. In accordance with Emerging Issues Task Force release 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred”, the Company recognizes reimbursable expenses as revenue and as an expense in cost of sales in all periods presented.

Notes Receivable

Optio holds notes from M2 Systems as consideration for the sale of Muscato and TransLink. Optio’s management has assessed the notes to be fully collectible. Management assessed the collateral of the notes, including the technology which could be sold or used, and the proven success of the shareholders of the acquirer in its evaluation of the collectibility of the notes. M2 Systems has a limited operating history. The credit risk with respect to the notes is partially limited as the notes are secured by all outstanding shares of M2 Systems’ common stock and its assets, including cash, accounts receivable, fixed assets, and intangible assets. The amount of the notes receivable recorded could be materially different under different conditions or using different assumptions, including the assumption that repayment of the notes could be dependent upon the future successful operations of M2. If M2 Systems defaults on the notes and the collateral for the amount due proves to be of no value to Optio, Optio would incur a loss of $3.8 million.

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

Other Accounting Policies

Optio has identified additional accounting policies and estimates that are beneficial to the understanding of its financial statements.

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

Depreciation and Amortization. Depreciation and amortization expenses consist of depreciation of property and equipment and amortization of intangible assets related to acquisitions in 2001 and 2002.

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

On December 4, 2001, Optio sold its Muscato and TransLink business units to M2 Systems Corporation (“M2 Systems”), a company owned by certain of the former shareholders of Muscato. The stock of Muscato was sold for consideration of $250,000 cash, a $3.25 million promissory note, and the retirement of the promissory notes in the aggregate amount of $8.9 million in principal and interest related to the original purchase of Muscato. The assets of the TransLink business unit were sold for a $750,000 promissory note.

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

During the year ended January 31, 2002, Optio continually assessed the value of its investment in ec-Hub. In April 2001, Optio wrote down its investment in ec-Hub by $200,000 to reflect the value of Optio’s percentage of ownership based upon the price per share paid by a recent investor. In January 2002, Optio wrote down the investment an additional $2,009,000, resulting in a $0 value of the investment. Optio based this write down on several factors including business changes that took place at ec-Hub during the fourth quarter of 2002, ec-Hub’s financial performance,

Optio’s assessment of the company’s future viability, the value of Optio’s new percentage of ownership following the merger of ecIndX into ec-Hub, and valuations of other companies similar to ec-Hub.

Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currencies, including the British pound, the Euro and the Australian dollar. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. The effects of changes in foreign currency exchange rates have had minimal affect on the Company’s financial results to date.

RESULTS OF OPERATIONS

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended January 31,
	2001	2002	2003
Revenue:
License fees	46%	41%	38%
Services, maintenance and other	54	59	62

Total revenue	100	100	100

Costs of revenue:
License fees	2	2	2
Services, maintenance and other	40	34	28

Total cost of revenue	42	36	30

Gross profit	58	64	70
Operating expenses:
Sales and marketing	57	52	46
Research and development	14	15	15
General and administrative	19	25	25
Depreciation and amortization	4	5	3

Total operating expenses	94	97	89

Income (loss) from operations	(36)	(31)	(19)
Interest and other income (expense)	3	(7)	—

Income before income taxes and loss from discontinued operations	(33)	(38)	(19)
Income tax expense (benefit)	1	0	(2)

Income (loss) from continuing operations	(34)	(38)	(17)
Loss from discontinued operations	(16)	(54)	—

Net income (loss)	(50)%	(92)%	(17)%

Revenue

Total revenue decreased 10% to $27.8 million in 2003 from $30.8 million in 2002 and increased 2% to $30.8 million in 2002 from $30.3 million in 2001. The decrease in revenues in 2003 resulted from a $2.2 million decrease in license revenue and an $800,000 decrease in services, maintenance and other revenue. The increase in revenue in 2002 resulted from a $1.4 million decrease in license revenue and a $1.9 million increase in services, maintenance and other revenue.

License fee revenue decreased 17% to $10.4 million in 2003 from $12.6 million in 2002 and decreased 10% to $12.6 million in 2002 from $14.0 million in 2001.

Optio’s foreign operations generated revenue from licenses to customers of $1.9 million in the year ended January 31, 2003, representing 18% of total license revenue, compared to $1.9 million in the year ended January 31, 2002, representing 15% of total license revenue. Optio’s foreign license revenue for the year ended January 31, 2001 was $2.0 million, representing 14% of total license revenue.

License fee revenue decreased from 2002 to 2003, and similarly from 2001 to 2002, due to the continued weakness in the economy and delayed decisions by most IT managers. Many companies have put technology spending on hold as they await an improvement in economic conditions. In the year ended January 31, 2002, many of Optio’s partners such as J.D. Edwards and Oracle saw declines in their software sales. This continued through the year ended January 31, 2003. Optio is often referred into sales from its partners, or is included as part of the initial sale of the partner’s products. While only a portion of Optio’s revenues are gained through referrals from these partners, as their sales decline, Optio has seen a decline in referrals and add-on revenue in both 2002 and 2003.

During the year ended January 31, 2003, approximately 30% of Optio’s license revenue came through its reseller relationships, while during the year ended January 31, 2002, approximately 20% of Optio’s license revenue was generated by its resellers. This increase in the percentage of sales through resellers was primarily the result of Optio’s commitment to expanding it’s partnership program to core strategic partners, including the signing of several large resellers such as Deloitte Consulting Product Services and IBM Global Services.

Revenue from services, maintenance and other decreased 5% to $17.4 million in 2003 from $18.2 million in 2002 and increased 12% to $18.2 million in 2002 from $16.3 million in 2001. While maintenance revenue increased 20% to $9.8 million in 2003 from $8.2 million in 2002, services revenue decreased 24% to $7.6 million in 2003 from $10.0 million in 2002. Optio’s maintenance revenue increased in both 2002 and 2003 due to its continued growth in and preservation of our customer base, coupled with slightly increased maintenance rates. A decline in demand for services to implement Optio’s products from slowing sales resulted in a $2.4 million decline in services revenue.

Alternatively, while license revenue decreased during the year ended January 31, 2002, services, maintenance and other increased due to the following factors:

•	Maintenance revenue increased $0.8 million, or 12% due to the growth in Optio’s customer base; and

•	Consulting services revenue increased $1.2 million because the increased functionality of Optio’s products lends itself to encourage customers to purchase additional services.

License fee revenue constituted 38%, 41%, and 46% of total revenue in 2003, 2002 and 2001, respectively. Services and other revenue constituted 27%, 33%, and 30% of total revenue in 2003, 2002 and 2001, respectively. Maintenance revenue constituted 35%, 26%, and 24% of total revenue in 2003, 2002, and 2001, respectively. Over the previous two fiscal years, software license revenue decreased as a result of a decline in sales of new products due to a slower economic environment. This caused Optio’s sales mix to trend towards the more stable services and maintenance revenue. The sales mix has shifted towards maintenance revenue as Optio’s customer base grew through customer retention, yet license fees and services revenue declined.

Costs of Revenue

License fees. Costs of revenue from license fees increased 6% to $549,000 in 2003 from $519,000 in 2002 and decreased 14% to $519,000 in 2002 from $607,000 in 2001. The increase in costs of revenue from license fees in 2003 resulted primarily from a $70,000 increase in royalties paid for the inclusion of other companies’ products within Optio products. This increase was offset by a $40,000 decline in commissions paid to referral agents. The decrease in costs of revenue from license fees in 2002 was primarily the result of decreased sales through independent agents and thus, a decrease in independent agent fees. These fees decreased from $446,000 in 2001 to $182,000 in 2002 and further to $140,000 in 2003. Costs of revenue from license fees represented 5% of total license revenue in 2003, 4% in 2002, and 4% in 2001.

Services, Maintenance and Other. Costs of revenue from services, maintenance and other decreased 25% to $7.8 million in 2003 from $10.4 million in 2002 and decreased 15% to $10.4 million in 2002 from $12.2 million in 2001. Over the previous two years, Optio has downsized its consulting services and support staff by 22 employees, largely in an effort to appropriately staff the organization to match revenues and to boost utilization of its internal staff. With a focus on redefining the role of the consultants, and reassigning all non-implementation tasks, Optio has seen a significant improvement in utilization of its consultants. Optio had 43, 65 and 98 consulting and support employees at January 31, 2003, 2002 and 2001, respectively. In addition, the decrease in expenses 2002 was due primarily to the fact that Optio used fewer outsourced consultants, which have a higher cost than Optio’s own internal personnel. In the past, Optio had outsourced approximately 65% of its consulting services; however, in the fiscal year ending January 31, 2002, Optio decreased that rate to approximately 37%. During the year ended January 31, 2003, Optio began to see a rise in its use of outsourcers, primarily a result of the number of consulting projects exceeding expectations and the need for the expertise of select outsourcers. Optio ended the year with approximately 50% of its services revenues being generated through outsourcers, a trend which Optio expects to continue.

Costs of revenue from services, maintenance and other represented 45%, 57%, and 75% of total services, maintenance and other revenue in 2003, 2002 and 2001, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 19% to $12.8 million in 2003 from $15.9 million in 2002 and decreased 8% to $15.9 million in 2002 from $17.2 million in 2001. During the year ended January 31, 2003, Optio decreased its sales and marketing staff from 70 employees at January 31, 2002 to 45 employees at January 31, 2003. Optio had previously decreased its sales and marketing staff from 107 employees as of January 31, 2001 to 70 employees at January 31, 2002. Over the course of the previous two years, Optio made a significant effort to reduce its marketing expenses. Optio was selective with the number of tradeshows it attended, based upon the return on investment seen in the past with these shows. In addition, Optio further reduced costs by eliminating some advertising space in magazines, canceling its 2001 User Group Conference and reducing the amount of printed literature or video programs based upon need. Overall, these programs reduced Optio’s marketing costs from $3.1 million in 2001 to $1.9 million in 2002 to $900,000 in 2003.

Research and Development. Research and development expenses decreased 5% to $4.3 million in 2003 from $4.5 million in 2002 and increased 2% to $4.5 million in 2002 from $4.4 million in 2001. During the year ended January 31, 2003, Optio reduced its research and development staff to 39 employees, down from 50 employees in the two previous years. Despite the significant decrease the research and development organization, Optio incurred expenses of $300,000 associated with consultants hired to assist with the completion of the OptioFax 4.0 and the MedexFlex product. OptioFax 4.0 was released in June 2002 and MedexFlex was released in January 2003, at which time the use of the outside consultants ceased. Other development efforts by the research and development group included the introduction of e.comPresent 2.0.

In the year ending January 31, 2004, Optio intends to offer new product features focused on the increased scalability of Optio’s products as well as ease-of-use and vendor specific integration features. For example, Optio intends to develop new capabilities in e.ComIntegrate, e.ComPresent and Design Studio which will include new features to allow better integration with specific ERP vendors. Optio anticipates that the costs of this development will approximate the costs expended during the year ended January 31, 2003.

General and Administrative. General and administrative expenses decreased 9% to $7.0 million in 2003 from $7.6 million in 2002 and increased 31% to $7.6 million in 2002 from $5.8 million in 2001. The decrease in general and administrative expenses during 2003 primarily resulted from i) a $1.85 million decrease in bad debt expense to $266,000 in 2003 from $2.1 million in 2002, which included the write-off of a note receivable from a shareholder of approximately $750,000 and the write-off of one significant customer’s account receivable in the amount of $650,000, offset by (ii) an increase in legal fees from $600,000 in 2002 to $1.3 million in 2003 caused by legal fees incurred in ongoing litigation, (iii) an increase in premiums for directors and officers insurance of $400,000. The increase in general and administrative expenses during 2002 primarily resulted from (i) the write-off of the one significant customer account and the note from a shareholder, and (ii) severance charges totaling over $570,000.

Depreciation and Amortization. Depreciation and amortization expenses decreased 35% to $920,000 in 2003 from $1.4 million in 2002 and increased 27% to $1.4 million in 2002 from $1.1 million in 2001. The decrease in 2003 was due to slowing of capital expenditures and a greater percentage of Optio’s assets becoming fully depreciated. The increase in 2002 was principally due to an increase in depreciation expense due to increased capital expenditures. Depreciation and amortization expenses represented 3%, 5%, and 4% of total revenue in 2003, 2002 and 2001, respectively.

Interest and Other Income (Loss).

Interest and other income increased to $226,000 in 2003 from a loss of $2.2 million in 2002 and decreased to a loss of $2.2 million in 2002 from a gain of $985,000 in 2001. Optio earned $233,000 in interest income in 2003, primarily from interest on the M2 notes receivable. Optio incurred interest expense on its line of credit and capital leases of $51,000. The significant loss in 2002 was primarily due to the write-down of Optio’s investment in ec-Hub of $2.2 million, as described above. In addition, Optio’s interest income decreased from $973,000 in the year ended January 31, 2001 to $273,000 in the year ended January 31, 2002 as a result of Optio’s use of approximately $25.0 million in cash during the year ended 2001 for the purchase of Muscato and TransLink, resulting in significantly reduced interest earnings. Optio also experienced increased interest expense during 2002 as a result of borrowings on its line of credit. Finally, Optio sold marketable securities and recorded an other than temporary decline in fair value of other marketable securities during the year ended January 31, 2002 for a loss of $163,000, which was recorded in the year ended January 31, 2002 in other expense.

Income Taxes

The income tax benefit in the year ended January 31, 2003 represents a tax refund of $530,000 received by Optio as a result of a tax law change allowing it to take advantage of greater tax loss carrybacks. In addition, Optio’s French operations recognized a $89,000 tax benefit for tax loss carrybacks. This refund and carryback benefit was partially offset by $41,000 in income taxes paid for Optio’s other foreign operations. Income tax expense decreased to $15,000 in 2002 from $339,000 in 2001. Note 8 to the Consolidated Financial Statements details differences between Optio’s effective income tax rate and the statutory rate. Despite Optio’s consolidated loss for fiscal year 2002, Optio’s European operations generated profits, accounting for the income tax expense for each year.

Discontinued Operations

Discontinued operations includes the net revenues, costs and expenses of Muscato and TransLink as described in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, Overview, Discontinued Operations. Revenue included in discontinued operations for the years ended January 31, 2001 and 2002 was $6,517,000 and $4,637,000, respectively. There was no revenue included in discontinued operations for the year ended January 31, 2003. Pre-tax loss included in discontinued operations for the years ended January 31, 2001, 2002 and 2003 was $4,739,000, $16,679,000 and $132,000, respectively.

Liquidity and Capital Resources

At January 31, 2003 and 2002, Optio had $3.9 million and $5.4 million, respectively, of cash and cash equivalents.

The following table sets forth certain selected statements of cash flow information for the periods presented:

	Year Ended January 31,
	2001	2002	2003
Net cash used in operations	$(8,730,000)	$(3,663,000)	$(1,836,000)
Net cash provided by (used in) investing activities	(29,134,000)	(77,000)	161,000
Net cash provided by (used in) financing activities	(16,000)	375,000	19,000
Net decrease in cash and cash equivalents	(38,078,000)	(3,370,000)	(1,476,000)

Cash used in operating activities for 2003 resulted primarily from a net loss of $4.8 million, offset by the add back of non-cash depreciation of $876,000, and changes in working capital which resulted in a $1.7 million in-flow of cash. The major components of such working capital changes were a decrease in accounts receivable of $2.3 million, resulting from better than anticipated collections during the fourth quarter of 2003 and an overall decrease in revenues, an increase in accrued expenses of $466,000, offset by an increase in a receivable from Optio’s insurance carrier of $750,000 and a decrease in deferred revenue of $419,000.

Cash used in operating activities from 2002 resulted primarily from the net loss of $28.4 million, offset by non-cash charges of $21.7 million, including depreciation and amortization of $7.4 million, loss on the impairment of goodwill of $10.9 million and the write-down of Optio’s investment in ec-Hub of $2.2 million, and changes in working capital which resulted in a $3.1 million in-flow of cash. The major components of such working capital changes were a $2.0 million decrease in accounts receivable, a $1.3 million decrease in accounts payable and a $1.4 million tax refund received by Optio in the year ended January 31, 2002.

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

Cash provided by investing activities during 2003 included $210,000 from the sales of marketable securities and $181,000 from collections on the M2 notes receivable, offset by the purchase of approximately $268,000 in property and equipment in the ordinary course of business.

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

Cash provided by financing activities during 2003 included the receipt of $101,000 from the exercise of stock options, offset by the payment of $82,000 on the company’s capital leases. Cash flows provided by financing activities during 2002 included $559,000 of proceeds from the exercise of stock options, offset by payments on capital leases and other debt of $184,000. Cash used in financing activities for 2001 included payments of $274,000 on debt and capital leases, offset by proceeds received of $258,000 for the exercise of stock options.

As of January 31, 2003, Optio had notes payable of $53,000 to two individuals, payable upon demand. Optio also had general capital lease obligations amounting to $232,000.

Optio’s commitments as of January 31, 2003 consisted primarily of obligations under capital and operating leases. Future minimum lease payments under capital and operating leases consist of the following at January 31, 2003:

2004	$1,483,000
2005	1,428,000
2006	1,330,000
2007	1,137,000

$5,378,000

During the year ended January 31, 2003, Optio had a $5.0 million line of credit agreement with a bank, which terminated effective April 19, 2003. The line of credit bore interest at prime rate (4.25% at January 31, 2003), subject to increase based on Optio’s performance relative to certain financial ratios. Optio could borrow up to $5.0 million, or such lesser amount as may be determined based on such ratios. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contained various covenants, including liquidity and tangible net worth requirements and restrictions on dividends. As of January 31, 2003, Optio was in compliance with the required financial ratios. There were no borrowings under the line of credit as of January 31, 2003.

On April 30, 2003, Optio extended the line of credit with this bank through April 19, 2004. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of accounts receivable. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and EBITDA requirements and restrictions on dividends. Optio estimates that it will have approximately $2.0 million available for borrowings under this line of credit based upon Optio’s historical accounts receivable balance.

The Company holds a note receivable from M2 Systems as consideration for the sale of Muscato and TransLink. The payment schedule of the note requires four quarterly installments of $100,000, including interest calculated at the prime rate (4.25% as of January 31, 2003), through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008.

Management believes that the existing cash and cash equivalents, together with the line of credit, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. Optio has no current plans for significant capital expenditure or acquisitions and is focusing on returning its core business to profitability. Although not anticipated, a dramatic decrease in demand for Optio’s products or services, or a dramatic change in technology related to Optio’s products or services offered, could have a negative impact on Optio’s liquidity. This risk may include the potential for Optio to not meet its debt covenant requirements, making any borrowings under the line of credit unavailable.

Optio does not have any off-balance sheet financing arrangements or any relationships with “structured finance” or “special purpose” entities. Other than our non-cancelable operating leases for office space and equipment, we do not have any contractual obligations that would impact our liquidity.

Related Party Transactions

Optio has a note receivable from a shareholder, Wayne Cape (who is also and officer and director), for general personal purposes of $127,000 and $90,000 in the aggregate at January 31, 2002 and 2003, respectively. Included in the balance as of January 31, 2002 were notes for $35,000, which bore interest at rates ranging from 9.5% to 10% with the principal and interest thereon due upon demand. The remaining advances did not accrue interest and were due upon demand. The notes receivable were classified as long-term as of January 31, 2002, as the shareholders were not required to repay the balances within the next fiscal year. During the year ended January 31, 2003, these notes were consolidated into one note receivable in the amount of $87,300 which bore interest at a rate of 9% per annum. Under this note, payments of $1,000 per month were due from February 28, 2002 through December 31, 2002 and subsequent monthly payments of $12,300 through July 15, 2003. In addition, Optio has a note receivable from another shareholder, Charles Carey, for general purposes of $10,000 and $5,000 at January 31, 2002 and 2003, respectively. The note bears interest at prime plus 1% per annum. As of January 31, 2003, the notes were classified as current as the notes require payments within the next fiscal year. There have been no changes to the terms of the notes subsequent to July 31, 2002.

During the year ended January 31, 1999, Optio advanced $525,000 for general personal purposes to David Dunn-Rankin, who was a director of Optio and who held options to purchase 500,000 shares of Optio’s common stock. An additional $75,000 was advanced to Mr. Dunn-Rankin during the year ended January 31, 2000. At January 31, 2001 and 2002, $600,000 was owed to Optio from Mr. Dunn-Rankin as a result of these advances. Such advances were secured by the options held by Mr. Dunn-Rankin. The note bore interest at 9% per annum. The advances were due and expected to be repaid October 31, 2001. Mr. Dunn-Rankin defaulted on the loan due to non-payment, and the Company believed that repayment of the loan was unlikely. The full amount of the loan was reserved as uncollectible as of January 31, 2002.

Effective March 31, 2002, Optio entered into a Release and Settlement Agreement with David Dunn-Rankin, whereby, in consideration for (i) Mr. Dunn-Rankin’s relinquishing his rights to an option to purchase 500,000 shares of Optio’s common stock and (ii) his resignation as a member of Optio’s Board of Directors, Optio released Mr. Dunn-Rankin from his obligation to repay loans made to him by Optio in the aggregate principal and interest amount of $740,000.

Effective February 11, 2003, the Company entered into a Separation Agreement with Warren Neuburger, the Company’s former President and Chief Executive Officer. The Separation Agreement called for separation payments of $33,300 to be paid within eight days of the execution of the agreement and for an additional $270,000 to be paid in 24 equal installments over the following year. The total separation payments of $303,300 were recorded as severance expense in the year ended January 31, 2003 due to the fact that employment terminated as of that date.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The application of the requirements of SFAS 146 did not have any impact on the Company’s financial position or result of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment to SFAS 123”. SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional transition methods are effective for fiscal years ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the fiscal year ended January 31, 2003. The Company does not intend to adopt the fair value methodology provisions of SFAS No. 148.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any impact on The Company’s financial position or result of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities and does not expect FIN 46 to have any effect on its consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Optio provides its services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, Optio’s financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or the weakening of these local currencies could make Optio’s products less competitive in foreign markets. Based upon the relative size of foreign operations, Optio believes its exposure to foreign currency fluctuations is not a material risk. Optio’s interest income and expense is sensitive to changes in the general level of U.S. interest rates. Based on Optio’s cash equivalents balance and the nature of its outstanding debt, Optio believes its exposure to interest rate risk is not material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements on page F-1. The supplementary data is included in Part IV, Item 15.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 16, 2003, Ernst & Young LLP (“Ernst & Young”) resigned as auditors of Optio. The reports of Ernst & Young on Optio’s financial statements for the fiscal years ended January 31, 2001 and January 31, 2002, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. A copy of the resignation letter from Ernst & Young referenced above was delivered to the Board of Directors of Optio and to its Audit Committee. Following review of such letter, the Board of Directors and the Audit Committee approved the resignation of Ernst & Young.

In connection with the audits of Optio’s financial statements for each of the fiscal years ended January 31, 2001 and January 31, 2002, and in the subsequent interim periods, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to such matter in connection with its report. During the two most recent fiscal years and through the date of Ernst & Young’s resignation there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

Optio has furnished Ernst & Young with a copy of the foregoing disclosure and requested Ernst & Young to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of the letter of Ernst & Young to the Securities and Exchange Commission is filed as an Exhibit to Optio’s Report on Form 8-K filed January 24, 2003.

Optio’s Board of Directors, upon the recommendation of the Audit Committee, engaged BDO Seidman, LLP (“BDO”) as of March 14, 2003 as its independent public accountants for its fiscal year ended January 31, 2003. During the two most recent fiscal years and through the date of engagement, Optio did not consult with BDO on items regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Optio’s financial statements; or (2) any matter that was either the subject of a disagreement with Optio’s former auditor or a reportable event under SEC rules and regulations.

PART III

The information required by Items 10, 11, 12, and 13 of Part III is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed not more than 120 days after the year ended January 31, 2003.

Item 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, Optio, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance (chief accounting officer), carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Vice President of Finance concluded that Optio’s disclosure controls and procedures are effective in ensuring that material information relating to Optio, including its consolidated subsidiaries, is made known to them by others within the organization, particularly during the period in which this annual report was being prepared. There were no significant changes in Optio’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements - see index on Page F-1 herein.

(a) (2)	Schedule II - Valuation and Qualifying Accounts - See page F-24 herein.

Other financial statements and schedules are not presented because they are either not required or the information required by such financial statements or schedules is presented elsewhere.

(a) (3)	The exhibits filed as part of this Report as required by Item 601 of Regulation S-K are included in the Index to Exhibits at page E-1 included elsewhere in this report.

(b)	Reports on Form 8-K.

On January 24, 2003, Optio filed a Form 8-K to report the resignation of Ernst & Young LLP as the company’s auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May, 2003.

OPTIO SOFTWARE, INC.

By:	/s/ C. WAYNE CAPE
C. Wayne Cape President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. WAYNE CAPE C. Wayne Cape	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 1, 2003

/s/ CAROLINE BEMBRY Caroline Bembry	Vice President of Finance and Secretary (Principal Financial and Accounting Officer)	May 1, 2003

/s/ BARRON HUGHES Barron Hughes	Director	May 1, 2003

/s/ MITCHEL LASKEY Mitchel Laskey	Director	May 1, 2003

/s/ JAMES FELCYN James Felcyn	Director	May 1, 2003

/s/ DAVID LEACH David Leach	Director	May 1, 2003

/s/ STEVEN KAYE Steven Kaye	Director	May 1, 2003

/s/ RONALD DIENER Ronald Diener	Director	May 1, 2003

/s/ ROBERT BECK Robert Beck	Director	May 1, 2003

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, C. Wayne Cape, certify that:

1.	I have reviewed this annual report on Form 10-K of Optio Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

/s/ C. WAYNE CAPE
C. Wayne Cape
Chief Executive Officer

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Caroline Bembry, certify that:

1.	I have reviewed this annual report on Form 10-K of Optio Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

/s/ CAROLINE BEMBRY
Caroline Bembry
Vice President of Finance

Optio Software, Inc.

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of

Optio Software, Inc.

We have audited the accompanying consolidated balance sheet of Optio Software, Inc. and subsidiaries (the “Company”) as of January 31, 2003 and the related statements of operations, shareholders’ equity and cash flows for the year then ended. We have also audited the financial statement schedule for the year ended January 31, 2003 listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optio Software, Inc. and subsidiaries as of January 31, 2003, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2003 schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, during 2003 the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

/S/ BDO SEIDMAN, LLP Atlanta, Georgia April 18, 2003, except for Notes 5, 6 and 16, as to which date is April 30, 2003

Report of Independent Auditors

The Board of Directors and Shareholders

Optio Software, Inc.

We have audited the accompanying consolidated balance sheet of Optio Software, Inc. as of January 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the two years in the period ended January 31, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optio Software, Inc. at January 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Atlanta, Georgia

March 7, 2002

OPTIO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,378,000	$3,902,000
Marketable securities	205,000	—
Accounts receivable, less allowance for doubtful accounts of $927,000 and $720,000, respectively	6,383,000	4,112,000
Prepaid expenses and other current assets	811,000	765,000
Receivable on insurance claim	—	750,000
Notes receivable from related party	—	90,000
Current portion of notes receivable from M2	360,000	101,000

Total current assets	13,137,000	9,720,000
Property and equipment, net	1,570,000	912,000
Note receivable and advances to shareholders	127,000	—
Notes receivable from M2, less current portion	3,640,000	3,571,000
Other	128,000	240,000

Total assets	$18,602,000	$14,443,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,329,000	$1,656,000
Accrued expenses	3,425,000	2,782,000
Accrued settlement of lawsuit	—	875,000
Current portion of notes payable	53,000	53,000
Current portion of capital lease obligations	91,000	65,000
Deferred revenue	6,115,000	5,849,000

Total current liabilities	11,013,000	11,280,000
Capital lease obligations, less current portion	224,000	167,000
Deferred revenue	111,000	92,000
Other long-term liabilities	—	130,000

Total liabilities	11,348,000	11,669,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value: 100,000,000 shares authorized; 18,582,398 and 19,127,498 shares issued and outstanding, respectively	50,171,000	50,264,000
Accumulated deficit	(42,613,000)	(47,455,000)
Unamortized stock compensation	(13,000)	—
Accumulated other comprehensive loss	(291,000)	(35,000)

Total shareholders’ equity	7,254,000	2,774,000

Total liabilities and shareholders’ equity	$18,602,000	$14,443,000

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2001	2002	2003
Revenue:
License fees	$14,031,000	$12,592,000	$10,445,000
Services, maintenance, and other	16,282,000	18,228,000	17,379,000

	30,313,000	30,820,000	27,824,000
Cost of revenue (exclusive of depreciation and amortization shown separately below):
License fees	607,000	519,000	549,000
Services, maintenance, and other	12,178,000	10,395,000	7,808,000

	12,785,000	10,914,000	8,357,000
Operating expenses:
Sales and marketing	17,235,000	15,915,000	12,821,000
Research and development	4,392,000	4,487,000	4,278,000
General and administrative	5,803,000	7,626,000	6,962,000
Depreciation and amortization	1,113,000	1,417,000	920,000

	28,543,000	29,445,000	24,981,000

Loss from operations	(11,015,000)	(9,539,000)	(5,514,000)

Other income (expense):
Interest income	973,000	273,000	233,000
Interest expense	(30,000)	(103,000)	(51,000)
Write-down of ec-Hub investment	—	(2,209,000)	—
Other	42,000	(154,000)	44,000

	985,000	(2,193,000)	226,000

Loss before income taxes and loss from discontinued operations	(10,030,000)	(11,732,000)	(5,288,000)
Income tax expense (benefit)	339,000	15,000	(578,000)

Loss from continuing operations	(10,369,000)	(11,747,000)	(4,710,000)
Loss from discontinued operations	(4,739,000)	(16,679,000)	(132,000)

Net loss	$(15,108,000)	$(28,426,000)	$(4,842,000)

Loss per share from continuing operations – basic and diluted	$(0.59)	$(0.64)	$(0.25)

Loss per share from discontinued operations – basic and diluted	$(0.27)	$(0.90)	$(0.01)

Net loss per share – basic and diluted	$(0.86)	$(1.54)	$(0.26)

Weighted average shares outstanding – basic and diluted	17,474,852	18,419,487	18,962,662

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Unamortized Stock Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2000	17,133,640	$48,362,000	$921,000	$12,000	$(296,000)	$48,999,000
Comprehensive loss, net of tax:
Net loss	—	—	(15,108,000)	—	—	(15,108,000)
Foreign currency translation adjustment	—	—	—	(168,000)	—	(168,000)
Unrealized loss on marketable securities available for sale	—	—	—	(110,000)	—	(110,000)

Comprehensive loss						(15,386,000)
Costs of issuance of common stock in initial public offering	—	(29,000)	—	—	—	(29,000)
Issuance of common stock from the exercise of stock options and related tax benefit	507,392	1,470,000	—	—	—	1,470,000
Amortization of deferred compensation	—	—	—	—	89,000	89,000
Change in deferred compensation related to stock option terminations	—	(246,000)	—	—	150,000	(96,000)

Balance at January 31, 2001	17,641,032	$49,557,000	$(14,187,000)	$(266,000)	$(57,000)	$35,047,000
Comprehensive loss, net of tax:
Net loss	—	—	(28,426,000)	—	—	(28,426,000)
Foreign currency translation adjustment	—	—	—	(85,000)	—	(85,000)
Realized loss on marketable securities available for sale	—	—	—	145,000	—	145,000
Unrealized loss on marketable securities available for sale	—	—	—	(85,000)	—	(85,000)

Comprehensive loss						(28,451,000)
Reversal of costs of issuance of common stock in initial public offering	—	95,000	—	—	—	95,000
Issuance of common stock from the exercise of stock options	941,366	559,000	—	—	—	559,000
Deferred compensation related to stock option modifications	—	8,000	—	—	(2,000)	6,000
Amortization of deferred compensation	—	—	—	—	29,000	29,000
Change in deferred compensation related to stock option terminations	—	(48,000)	—	—	17,000	(31,000)

Balance at January 31, 2002	18,582,398	$50,171,000	$(42,613,000)	$(291,000)	$(13,000)	$7,254,000
Comprehensive loss, net of tax:
Net loss	—	—	(4,842,000)	—	—	(4,842,000)
Foreign currency translation adjustment	—	—	—	256,000	—	256,000

Comprehensive loss						(4,586,000)
Issuance of common stock from the exercise of stock options	545,100	101,000	—	—	—	101,000
Amortization of deferred compensation	—	—	—	—	12,000	12,000
Change in deferred compensation related to stock option terminations	—	(8,000)	—	—	1,000	(7,000)

Balance at January 31, 2003	19,127,498	$50,264,000	$(47,455,000)	$(35,000)	$—	$2,774,000

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2001	2002	2003
Operating activities
Net loss	$(15,108,000)	$(28,426,000)	$(4,842,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,052,000	1,294,000	876,000
Amortization of goodwill and other intangible assets	6,266,000	6,140,000	44,000
Provision for doubtful accounts	624,000	948,000	266,000
Write-down of ec-Hub, Inc. (formerly ecIndX, Inc.) investment	—	2,209,000	—
Loss on impairment of goodwill	—	10,899,000	—
Gain on the sale of Muscato and Translink	—	(413,000)	—
(Gain) loss on sale of marketable securities	(10,000)	145,000	—
Loss (gain) on sale of property and equipment	(14,000)	42,000	70,000
Non-cash compensation and interest	734,000	445,000	5,000
Deferred income taxes	(101,000)	—	—
Tax benefit of exercise of stock options	1,212,000	—	—
Change in assets and liabilities (exclusive of acquisitions):
Accounts receivable	364,000	2,048,000	2,314,000
Receivable on insurance claim	—	—	(750,000)
Prepaid expenses and other assets	(663,000)	226,000	(59,000)
Accounts payable	823,000	(1,283,000)	193,000
Accrued expenses and accrued settlement of lawsuit	(1,751,000)	893,000	466,000
Income taxes payable	(1,541,000)	1,363,000	—
Deferred revenue	(617,000)	(193,000)	(419,000)

Net cash used in operating activities	(8,730,000)	(3,663,000)	(1,836,000)

Investing activities
Purchase of marketable securities	(120,000)	(20,000)	—
Proceeds from sale of marketable securities	—	68,000	210,000
Purchases of property and equipment	(1,527,000)	(366,000)	(268,000)
Proceeds from sale of property and equipment	14,000	8,000	—
Payments from (advances to) shareholders	(3,000)	(4,000)	38,000
Payments from M2 note receivable	—	—	181,000
Advances to unrelated party	(400,000)	—	—
Investment in ec-Hub, Inc. (formerly ecIndX, Inc.)	(2,209,000)	—	—
Proceeds from the divestiture of Muscato and Translink, net of cash sold	—	237,000	—
Acquisition of business, net of cash acquired	(24,889,000)	—	—

Net cash provided by (used in) investing activities	(29,134,000)	(77,000)	161,000

Financing activities
Payments of notes payable to related parties and capital lease obligations	(274,000)	(184,000)	(82,000)
Proceeds from exercise of stock options	258,000	559,000	101,000

Net cash provided by (used in) financing activities	(16,000)	375,000	19,000
Impact of foreign currency rate fluctuations on cash	(198,000)	(5,000)	180,000

Net decrease in cash and cash equivalents	(38,078,000)	(3,370,000)	(1,476,000)
Cash and cash equivalents at beginning of year	46,826,000	8,748,000	5,378,000

Cash and cash equivalents at end of year	$8,748,000	$5,378,000	$3,902,000

Supplemental cash flow information:
Cash paid for interest	$25,000	$105,000	$35,000

Cash paid for income taxes	$569,000	$3,000	$41,000

See accompanying notes to consolidated financial statements

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Optio Software, Inc. (the “Company”) provides infrastructure software and services that enhance the form, content, availability and distribution of business critical information. The Company markets primarily to companies located principally in the United States and Europe. The industry in which the Company operates is subject to rapid change due to development of new technologies and products.

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

Revenue Recognition

Overview

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of Central Processing Units (“CPUs”) on which the product is installed or, to a lesser extent, based on the number of persons or hospital beds registered to use the product. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

License Fees

The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based upon a percentage of list price. The Company does not grant its resellers the right of return.

The Company recognizes revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to the Company. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records deferred revenue for software license agreements when cash has been received from the customer and the agreement does not qualify for revenue recognition under the Company’s revenue recognition policy. The Company records accounts receivable for software license agreements when the agreement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

Services, Maintenance and Other Revenue

Consulting services revenues and customer training revenues are recognized as such services are performed as they are incidental to the functionality of the software. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related agreement period, generally twelve months. In accordance with Emerging Issues Task Force release 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred”, the Company recognizes reimbursable expenses as revenue and as an expense in cost of sales in all periods presented.

Long-Lived Assets

Prior to the adoption of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) in November 1, 2001, the Company assessed the value of its long-lived assets, including goodwill, under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of (“SFAS 121”). As required by these standards, the Company continually monitors events and changes in circumstances that would indicate the carrying amounts of property, equipment, and intangible assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of the respective asset by determining whether the carrying value of such asset will be recovered through undiscounted future cash flows. Should the Company determine that the carrying values of the respective assets are not recoverable, the Company would record a charge to reduce the carrying values of such assets to their fair values.

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

Research and Development and Software Development Costs

Under the criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant. To date, the Company has not capitalized any costs related to the development of software for external use.

Advertising Costs

Advertising costs are expensed in the period incurred. Total advertising expense amounted to approximately $3,076,000, $1,874,000 and $901,000 during the years ended January 31, 2001, 2002 and 2003, respectively.

Shipping Fees and Handling Costs

In accordance with Emerging Issues Task Force 00-10, the Company records all shipping fees and handling costs associated with transporting the licensed software to customers as cost of sales.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at January 31, 2003 consisted primarily of investments in money market funds. The carrying amounts of the Company’s investments in cash equivalents approximate their fair values due to the short maturities of these instruments.

Marketable Securities

The Company’s investments in marketable securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on these investments are reported as a separate component of accumulated other comprehensive income, which is included in shareholders’ equity, and are not reported in earnings until realized or until a decline in fair value below cost is deemed to be other than temporary. At January 31, 2002, the Company recognized a loss of $145,000 on its investment in stocks held for sale based on an other than temporary decline in the market value of investment. The aggregate costs of marketable securities held as of January 31, 2002 was $403,000, but after the other than temporary decline write-down, the carrying value was approximately $205,000. These securities were sold for approximately their carrying value in March 2002. There were no investments held at January 31, 2003.

Property and Equipment

Property and equipment are stated at cost. Depreciation expense is calculated over the estimated useful lives of the related assets (generally three to seven years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Amortization of assets recorded under capital leases is included in depreciation expense. Leasehold improvements are depreciated using the straight-line method over the shorter of the terms of the related leases or the respective useful lives of the assets.

Property and equipment at January 31, 2002 and 2003 consisted of the following:

	January 31,
	2002	2003
Equipment	$2,711,000	$2,244,000
Furniture and fixtures	558,000	500,000
Purchased software	954,000	974,000
Leasehold improvements	314,000	289,000

	4,537,000	4,007,000
Less accumulated depreciation	(2,967,000)	(3,095,000)

Net property and equipment	$1,570,000	$912,000

Costs of Revenue

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

Amortization of Goodwill and Other Intangible Assets

The Company previously had goodwill, representing the excess of cost over the fair value of net tangible assets acquired. Goodwill was amortized using the straight-line method over five years. The Company currently has no goodwill or intangible assets.

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” on February 1, 2002. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment annually. Additionally, intangibles with indefinite useful lives should no longer be amortized, but rather be tested for impairment in accordance with guidance in SFAS 142. As of the date of adoption, the Company no longer held any goodwill or other intangible assets, however in previous reporting periods, the Company did hold goodwill, which was

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

being amortized in accordance with then existing accounting standards. The following tables present a reconciliation of net income and basic and diluted loss per share, adjusted to exclude goodwill amortization, net of income taxes :

	January 31,
	2001	2002	2003
Reported net loss	$(15,108,000)	$(28,426,000)	$(4,842,000)
Amortization of goodwill	6,226,000	6,140,000	—

Adjusted net loss	$(8,882,000)	$(22,286,000)	$(4,842,000)

Reported basic and diluted loss per share	(0.86)	(1.54)	(0.26)
Amortization of goodwill	0.35	0.33	—

Adjusted basic and diluted loss per share	(0.51)	(1.21)	(0.26)

The above table does not purport to be a pro forma presentation and does not reflect any additional impairment charge that might have been incurred had the goodwill not been amortized.

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

Based on the additional disclosure requirements of SFAS 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to SFAS 123”, the following illustrates the assumptions and the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123.

Pro forma information regarding net income or loss required by SFAS 123 “Accounting for Stock-Based Compensation”, requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the years ended January 31, 2001, 2002 and 2003: risk-free interest rates of 6.16%, 5.20% and 4.66% respectively; no dividend yield; volatility of 165% for 2001, 182% for 2002 and 168% for 2003; and an expected life of the options of 7.29 for 2001 and 2002 and 7.40 years for 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the years ended January 31, 2001, 2002 and 2003 equaled $8.07, $0.76, and $0.55 per shares, respectively. The Company’s pro forma information as determined using the fair value method of accounting of SFAS 123, was as follows:

	Year Ended January 31,
	2001	2002	2003
Net loss as reported	$(15,108,000)	$(28,426,000)	$(4,842,000)
Add: Compensation cost reported using the intrinsic value method	89,000	29,000	12,000
Deduct: Compensation cost using the fair value method	(4,216,000)	(1,116,000)	(1,124,000)

Pro forma net loss	(19,235,000)	(29,513,000)	$(5,954,000)

Net loss per share as reported – basic and diluted	(0.86)	(1.54)	(0.26)
Pro forma net loss per share – basic and diluted	(1.10)	(1.60)	(0.31)

The Company recorded deferred compensation of $373,000 during the year ended January 31, 2000 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per share of the Company’s common stock on the date of grant. Such amounts were amortized over the period in which the options vest, generally three to four years, and accordingly, $89,000, $29,000 and $4,000 in compensation expense was recognized in the year ended January 31, 2001, 2002 and 2003, respectively.

The Company recorded deferred compensation of $8,000 during the year ended January 31, 2002 in connection with the modification of the terms of options granted to a particular employee. Such amount was amortized over the period in which the options are exercisable and accordingly, $8,000 in compensation expense was recognized in the year ended January 31, 2003.

Non-cash Transactions

Non-cash activities during the year ended January 31, 2003 included the reduction of the Notes Receivable from M2 Corporation by offsetting amounts due from the Company to M2 Corporation due to negotiated purchase price adjustments in the amount of $179,000. Non-cash transactions during the year ended January 31, 2002 included the acquisition of equipment through a capital lease in the amount of $404,000 for telephone and video conferencing equipment and furniture and fixtures for the Company’s headquarters. Non-cash financing activities during the year ended January 31, 2001 included the acquisition of equipment through a capital lease in the amount of $167,000 for equipment used in the development of the Company’s software.

Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations. The items in comprehensive loss relate principally to foreign currency translation and unrealized gains and losses on marketable securities.

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account.

New Accounting Pronouncements

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The application of the requirements of SFAS 146 did not have any impact on the Company’s financial position or result of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to SFAS 123”. SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional transition methods are effective for fiscal years ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the fiscal year ended January 31, 2003. The Company does not intend to adopt the fair value methodology of SFAS 148.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any impact on The Company’s financial position or result of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities and does not expect FIN 46 to have any effect on its consolidated financial statements.

Fiscal Year

The Company maintains a fiscal year ending January 31st. References to 2003, 2002 and 2001 represent the years ending January 31, 2003, 2002 and 2001, respectively.

3. Discontinued Operations

On March 27, 2000, the Company acquired all the outstanding shares of Muscato Corporation (“Muscato”) and substantially all of the assets of TransLink Solutions Corporation (“TransLink”), an affiliate of Muscato. Subsequently, on December 4, 2001, the Company sold its Muscato and TransLink business units to M2 Systems Corporation (“M2 Systems”), a company owned by certain of the former shareholders of Muscato and TransLink. The stock of Muscato was sold for consideration of $250,000 cash, a $3.25 million promissory note, and the retirement of the long-term notes in the aggregate amount of $8.9 million in principal and interest related to the original purchase of Muscato. The assets of the TransLink business unit were sold for a $750,000 promissory note.

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

In the year ended January 31, 2002, the Company recognized a gain on the sale of Muscato and TransLink in the amount of $413,000, after recording an impairment charge on intangible assets of $10.9 million. This gain and the impairment charge have been included in the loss from discontinued operations in the consolidated statements of operations.

Revenue included in discontinued operations for the years ended January 31, 2001 and 2002 was $6,517,000 and $4,637,000, respectively. There was no revenue included in discontinued operations for the year ended January 31, 2003. Net loss included in discontinued operations for the years ended January 31, 2001, 2002 and 2003 was $4,739,000, $16,679,000 and $132,000, respectively.

4. Financial Instruments

Concentration of Credit Risk

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, trade accounts receivable and notes receivable.

The Company maintains cash and cash equivalents at various financial institutions. Company policy is designed to limit exposure at any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. Cash equivalents at January 31, 2003 of $3,902,000 represented investments in money market funds.

Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of entities comprising the Company’s customer base; however, the Company generates up to 20% of its revenues from healthcare organizations, with the remainder generated by a wide array of industries. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables generally are due within 30 days, and management records estimates of expected credit losses. Bad debt expense for the years ended January 31, 2001, 2002, and 2003 amounted to $1,513,000, $2,186,000 and $266,000, respectively. Materially different amounts of bad debt expense and allowance for doubtful accounts could be reported under different conditions or using different assumptions.

The Company holds notes receivable from M2 Systems as consideration for the sale of Muscato and TransLink. The Company has assessed the collectibility of the note receivable and believes the note to be fully collectible. The credit risk with respect to the notes receivable is partially limited as the note is secured by all outstanding shares of M2 Systems’ common stock and its assets. The balance of the note receivable recorded could be materially different under different conditions or using different assumptions. If M2 Systems defaults on the notes and the collateral for the amount due proves to be of no value to the Company, the Company would incur a loss of $3.8 million.

Fair Values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable, accounts payable and long-term debt approximate their fair values. The fair values of marketable equity securities are based on quoted market prices.

5. Notes Receivable

As further explained in Note 3, the Company held notes receivable from M2 systems as consideration for the sale of Muscato and Translink. At January 31, 2003, the principal balance due the Company on the notes is $3,672,000. Accrued interest receivable of $169,000 is included in other current assets.

As described in Note 16, on April 30, 2003, the Company executed a Settlement and Release Agreement with M2 Systems covering the remainder of the indemnification claims made by M2 Systems. In exchange for M2 System’s agreement to release the Company from such claims, the Company amended the promissory notes related to the TransLink and Muscato divestiture, calling for a modified payment schedule of a combined note. The modified payment schedule of the combined note requires four quarterly installments of $100,000, including interest calculated at the prime rate (4.25% as of January 31, 2003), through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008. The Company has reflected the modified payment plan in the Consolidated Balance Sheet ended January 31, 2003. Interest will be calculated each quarter on the then outstanding balance and the installment payments will be allocated to interest first, with the remaining allocated to principal. The amount presented as the current portion of the notes receivable from M2 represents an estimate of installment payments expected to be allocated to principal during the year ending January 31, 2004, at the current prime rate.

6. Capital Leases and Lines of Credit

The Company leases telecommunications, computer equipment and vehicles under capital leases. Assets under capital leases included in property and equipment are as follows:

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 31,
	2002	2003
Equipment	$404,000	$404,000
Less accumulated amortization	(79,000)	(160,000)

	$325,000	$244,000

Future minimum lease payments under capital leases consist of the following at January 31, 2003:

2004	$91,000
2005	89,000
2006	89,000

Total minimum lease payments	269,000
Less amounts representing interest	(37,000)

Present value of net minimum lease payments	232,000
Less current portion	(65,000)

$167,000

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

On April 25, 2002, Optio entered into a new line of credit agreement with a bank for a line of credit of up to $5,000,000 million. The line of credit bore interest at prime rate (4.25% at January 31, 2003), subject to increase based on Optio’s performance relative to certain financial ratios. Optio could borrow up to $5,000,000 million, or such lesser amount as may be determined based on such ratios. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contained various covenants, including liquidity and tangible net worth requirements and restrictions on dividends. As of January 31, 2003, the Company was in compliance with all debt covenants. The line of credit expired on April 25, 2003. As of January 31, 2003, there were no borrowings under the line of credit.

On April 30, 2003, Optio extended the line of credit with this bank through April 19, 2004. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of accounts receivable. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and EBITDA requirements and restrictions on dividends. Optio has estimated that approximately $2.0 million is available for borrowings based upon Optio’s historical accounts receivable balance.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Operating Leases

The Company leases office space and equipment under operating leases. Rent expense under the Company’s operating leases was approximately $1,858,000, $1,830,000 and $1,821,000 during the years ended January 31, 2001, 2002, and 2003, respectively.

Future minimum lease payments under noncancellable operating leases, with initial terms of at least one year at the time of inception, are as follows at January 31, 2003:

2004	$1,392,000
2005	1,339,000
2006	1,241,000
2007	1,137,000

$5,109,000

8. Income Taxes

The provisions for income taxes are summarized below:

	Year Ended January 31,
	2001	2002	2003
Current:
Federal	$(150,000)	$—	$(530,000)
State	(17,000)	—	—
Foreign	203,000	15,000	(48,000)

	36,000	15,000	(578,000)
Deferred:
Federal	271,000	—	—
State	32,000	—	—

	303,000	—	—

Total	$339,000	$15,000	$(578,000)

Pre-tax loss attributable to foreign and domestic operations is summarized below:

	Year Ended January 31,
	2001	2002	2003
U.S. operations	$(13,982,000)	$(27,708,000)	$(3,907,000)
French operations	(448,000)	(317,000)	(867,000)
German operations	—	—	(182,000)
U.K. operations	638,000	42,000	(207,000)
Australian operations	(977,000)	(428,000)	(257,000)

	$(14,769,000)	$(28,411,000)	$(5,420,000)

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision for income taxes to the statutory federal income tax rate is as follows:

	Year Ended January 31,
	2001	2002	2003
Statutory rate of 34% applied to pre-tax income (loss)	$(5,021,000)	$(9,660,000)	$(1,843,000)
State income taxes, net of Federal tax effect	(487,000)	(1,097,000)	(179,000)
Foreign taxes	18,000	—	—
Research and development tax credits	—	—	(1,094,000)
Meals and entertainment expense	69,000	44,000	19,000
Change in valuation allowance	4,060,000	11,248,000	3,371,000
Change in enacted tax laws	—	—	(530,000)
Bases differences in assets of discontinued operations	—	(3,125,000)	—
Tax benefit from employee options recorded in shareholders’ equity	1,212,000	—	—
Goodwill amortization	725,000	2,605,000	—
Other, net	(237,000)	—	(322,000)

	$339,000	$15,000	$(578,000)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2002	2003
Deferred income tax assets:
Goodwill amortization	$—	$316,000
Net operating loss carryforwards	7,010,000	8,995,000
Capital loss carryforwards	5,767,000	6,080,000
Payroll related accruals	179,000	54,000
Allowance for doubtful accounts	620,000	269,000
Research and development credits	—	1,094,000
Reserve for ec-Hub	839,000	707,000
Other, net	—	136,000
Valuation allowance	(14,204,000)	(17,575,000)

Total deferred income tax assets	211,000	76,000
Deferred income tax liabilities:
Other, net	211,000	76,000

Total deferred income tax liabilities	211,000	76,000

Net deferred tax asset	$—	$—

For financial reporting purposes, at January 31, 2002 and 2003, a valuation allowance has been recognized to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of the deferred tax assets because management’s evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of the future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has approximately $22.5 million of net operating loss carryforwards, approximately $15.2 million of capital loss carryforwards and $1.1 million of research and development credit carryforwards for federal income tax purposes that expire in 2022, 2009 and 2023, respectively. In addition, at January 31, 2003, the Company had net operating loss carryforwards of approximately $1.5 million and $1.2 million resulting from its operations in Australia and France, respectively. For financial reporting purposes, a valuation allowance has been established to offset the deferred tax assets related to these carryforwards. The net operating loss carryforwards may be subject to certain limitations in the event of a chance of ownership of the Company.

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

A summary of stock option activity is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding options at January 31, 2000	9,588,420	$0.01 – $10.00	$0.72
Options granted	1,830,494	$0.875 – $17.563	$8.07
Options exercised	(507,392)	$0.10 – $ 1.70	$0.51
Options canceled/forfeited	(868,579)	$0.80 – $17.563	$6.44

Outstanding options at January 31, 2001	10,042,943	$0.01 – $17.563	$1.57
Options granted	2,150,027	$0.40 – $ 1.875	$0.77
Options exercised	(941,336)	$0.03 – $ 0.80	$0.59
Options canceled/forfeited	(2,388,581)	$0.53 – $17.563	$2.82

Outstanding options at January 31, 2002	8,863,053	$0.01 – $17.00	$1.15
Options granted	847,901	$0.24 – $ 0.82	$0.56
Options exercised	(545,100)	$0.03 – $ 0.20	$0.19
Options canceled/forfeited	(1,962,354)	$0.25 – $17.00	$1.72

Outstanding options at January 31, 2003	7,203,500	$0.01 – $16.00	$0.98

Exercisable options at January 31, 2001	6,312,400	$0.01 – $10.00	$0.56

Exercisable options at January 31, 2002	6,178,462	$0.01 – $17.00	$0.84

Exercisable options at January 31, 2003	6,114,231	$0.01 – $16.00	$0.87

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning options outstanding and exercisable as of January 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.002 – $ 0.10	1,504,900	N/A	$ 0.03	1,504,900	$ 0.03
$0.24 – $ 1.00	5,019,280	6.53	$ 0.73	4,153,244	$ 0.77
$1.031 – $ 2.00	452,709	7.26	$ 1.63	319,442	$ 1.57
$3.031 – $10.00	133,555	7.15	$ 8.31	79,281	$ 8.44
$12.50 – $17.00	93,056	7.00	$15.95	57,364	$15.96

	7,203,500	6.61	$ 0.98	6,114,231	$ 0.87

The Company has reserved 12,147,908 shares of common stock for issuance upon exercise of stock options under the Stock Incentive Plan, 1,774,900 shares of common stock for issuance upon exercise of stock options outside of the Stock Incentive Plan and 300,000 shares of common stock for issuance upon exercise of stock options under the Directors’ Stock Option Plan.

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

11. Employee Benefit Plan

The Company has a combined profit sharing and 401(k) plan (the “Plan”) that covers substantially all employees meeting specified age and length-of-service requirements. The Company may make a discretionary matching contribution each year. The Company recognized expense related to the Plan of approximately $291,000, $465,000 and $308,000 during the years ended January 31, 2001, 2002 and 2003, respectively.

12. Related Party Transactions

The Company has notes receivable and advances to shareholders for general personal purposes of $127,000 and $90,000 at January 31, 2002 and 2003, respectively. Included in the balance as of January 31, 2002 were notes for $35,000, which bore interest at rates ranging from 9.5% to 10% with the principal and interest thereon due upon demand. The remaining advances did not accrue interest and were due upon demand. The advances and notes receivable were classified as long-term as of January 31, 2002, as the shareholders were not required to repay the balances within the next fiscal year. During the year ended January 31, 2003, these notes were consolidated into one note receivable in the amount of $87,300 which bore interest at a rate of 9% per annum. Under this note, payments of $1,000 per month were due from February 28, 2002 through December 31, 2002

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and subsequent monthly payments of $12,300 through July 15, 2003. The advances and notes receivable were classified as long-term as of January 31, 2002, as the shareholders were not required to repay the balances within the next fiscal year. As of January 31, 2003, the note was classified as current as the note requires payment through June 30, 2003.

During the year ended January 31, 1999, the Company advanced $525,000 for general personal purposes to David Dunn-Rankin, who was a director of the Company and who held options to purchase 500,000 shares of the Company’s common stock. An additional $75,000 was advanced to Mr. Dunn-Rankin during the year ended January 31, 2000. At January 31, 2001 and 2002, $600,000 was owed to the Company from Mr. Dunn-Rankin as a result of these advances. Such advances were secured by the options held by Mr. Dunn-Rankin. The note bore interest at 9% per annum. The advances were due and expected to be repaid October 31, 2001. Mr. Dunn-Rankin defaulted on the loan due to non-payment, and the Company believed that repayment of the loan was unlikely. The full amount of the loan was been reserved as uncollectible as of January 31, 2002.

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

Effective February 11, 2003, the Company entered into a Separation Agreement with Warren Neuburger, the Company’s former President and Chief Executive Officer. The Separation Agreement called for separation payments of $33,300 to be paid within eight days of the execution of the agreement and for an additional $270,000 to be paid in 24 equal installments over the following year. The total separation payments of $303,300 were recorded as severance expense in the year ended January 31, 2003 due to the fact that employment terminated as of that date.

13. Loss Per Share

Loss per share has been computed in accordance with SFAS 128, Earnings per Share , which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended January 31,
	2001	2002	2003
Loss	$(15,108,000)	$(28,426,000)	$(4,842,000)

Weighted average shares outstanding – basic	17,474,852	18,419,487	18,962,662
Effect of dilutive stock options	—	—	—

Weighted average shares outstanding – diluted	17,474,852	18,419,487	18,962,662

Loss per share – basic and diluted	$(0.86)	$(1.54)	$(0.26)

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	8,183,564	2,237,678	1,523,010

14. Segment and Geographic Information

The Company is organized around geographic areas. Optio’s U.S. operations and Optio Europe represent Optio’s two reportable segments. Optio’s other foreign subsidiary is classified as “Other”. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution. The assets of discontinued operations related to Muscato and TransLink as of January 31, 2001 are included in the United States segment.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company previously reported four geographic segments, with the current Europe segment representing two segments, France and the United Kingdom and the current “Other” segment representing Australia. Effective September 2002, the Company’s Australian office was closed. Segment information for the years ended January 31, 2001 and 2002 has been restated to combine the previous France and United Kingdom segments into the Europe segment and to classify the Australian segment as “Other”. Revenues are attributable to each segment based on the location of its subsidiary.

Segment information for the years ended January 31, 2001, 2002 and 2003 is summarized below.

Year ended January 31, 2001	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$12,022,000	$1,803,000	$206,000	$14,031,000	$—	$14,031,000
Services, maintenance and other	14,409,000	1,791,000	82,000	16,282,000	—	16,282,000
Intersegment revenue	429,000	190,000	—	619,000	(619,000)	—

Total revenue	26,860,000	3,784,000	288,000	30,932,000	(619,000)	30,313,000
Interest income	972,000	—	1,000	973,000	—	973,000
Interest expense	28,000	2,000	—	30,000	—	30,000
Depreciation and amortization	1,069,000	38,000	6,000	1,113,000	—	1,113,000
Income tax expense	229,000	110,000	—	339,000	—	339,000
Segment income (loss) before income taxes and loss from discontinued operations	(9,243,000)	190,000	(977,000)	(10,030,000)	—	(10,030,000)
Segment net income (loss) including loss from discontinued operations	(14,211,000)	80,000	(977,000)	(15,108,000)	—	(15,108,000)
Total segment assets including assets of discontinued operations	55,366,000	3,271,000	277,000	58,914,000	(3,076,000)	55,838,000
Expenditures for long-lived assets	26,297,000	69,000	50,000	26,416,000	—	26,416,000

Year ended January 31, 2002	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$10,655,000	$1,816,000	$121,000	$12,592,000	$—	$12,592,000
Services, maintenance and other	16,138,000	1,976,000	114,000	18,228,000	—	18,228,000
Intersegment revenue	454,000	187,000	—	641,000	(641,000)	—

Total revenue	27,247,000	3,979,000	235,000	31,461,000	(641,000)	30,820,000
Interest income	231,000	42,000	—	273,000	—	273,000
Interest expense	91,000	12,000	—	103,000	—	103,000
Depreciation and amortization	1,325,000	81,000	11,000	1,417,000	—	1,417,000
Income tax expense	—	15,000	—	15,000	—	15,000
Segment loss before income taxes and loss from discontinued operations	(11,029,000)	(275,000)	(428,000)	(11,732,000)	—	(11,732,000)
Segment net loss including loss from discontinued operations	(27,708,000)	(290,000)	(428,000)	(28,426,000)	—	(28,426,000)
Total segment assets	19,084,000	3,380,000	288,000	22,752,000	(4,150,000)	18,602,000
Expenditures for long-lived assets	287,000	79,000	7,000	373,000	—	373,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended January 31, 2003	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,580,000	$1,809,000	$56,000	$10,445,000	$—	$10,445,000
Services, maintenance and other	15,217,000	2,098,000	64,000	17,379,000	—	17,379,000
Intersegment revenue	470,000	180,000	—	650,000	(650,000)	—

Total revenue	24,267,000	4,087,000	120,000	28,474,000	(650,000)	27,824,000
Interest income	230,000	2,000	1,000	233,000	—	233,000
Interest expense	47,000	—	4,000	51,000	—	51,000
Depreciation and amortization	835,000	81,000	4,000	920,000	—	920,000
Income tax benefit	(472,000)	(106,000)	—	(578,000)	—	(578,000)
Segment loss before income taxes and loss from discontinued operations	(3,775,000)	(1,256,000)	(257,000)	(5,288,000)	—	(5,288,000)
Segment net loss including loss from discontinued operations	(3,435,000)	(1,150,000)	(257,000)	(4,842,000)	—	(4,842,000)
Total segment assets	14,985,000	2,689,000	133,000	17,807,000	(4,114,000)	13,693,000
Expenditures for long-lived assets	219,000	48,000	1,000	268,000	—	268,000

15. Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly results for the years ended January 31, 2002 and 2003 are as follows:

For the year ended January 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$7,036	$8,030	$8,250	$7,504
Cost of revenue, exclusive of depreciation and amortization	3,503	2,642	2,160	2,609
Loss from continuing operations before interest and taxes	(4,601)	(2,189)	(835)	(1,914)
Loss from discontinued operations	(1,856)	(1,849)	(12,546)	(428)
Net loss	(6,577)	(4,021)	(13,357)	(4,471)
Net loss per share from continuing operations – basic and diluted	$(0.26)	$(0.12)	$(0.04)	$(0.22)
Net loss per share from discontinued operations – basic and diluted	$(0.10)	$(0.10)	$(0.68)	$(0.02)
Net loss per share basic and diluted	$(0.36)	$(0.22)	$(0.72)	$(0.24)

For the year ended January 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$6,795	$7,386	$7,094	$6,549
Cost of revenue, exclusive of depreciation and amortization	2,454	2,319	1,850	1,734
Loss from continuing operations before interest and taxes	(2,363)	(1,754)	(461)	(936)
Loss from discontinued operations	(34)	(9)	—	(89)
Net loss	(2,302)	(1,236)	(426)	(878)
Net loss per share from continuing operations – basic and diluted	$(0.12)	$(0.07)	$(0.02)	$(0.04)
Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per share basic and diluted	$(0.12)	$(0.07)	$(0.02)	$(0.05)

16. Contingencies

On June 19, 2001, a lawsuit styled Wagner, et al v. Optio Software, Inc., was filed in the United States District Court for the Southern District of Ohio, Western Division, Case No. C-1-01-406 and later amended to include a corporate officer as a defendant. The lawsuit, filed by 19 shareholders of the now bankrupt company known as Prograde Technologies, Inc. (“PTI”), alleges breach of contract, promissory estoppel and promissory fraud arising out of the termination by Optio of negotiations of a possible merger with PTI. The plaintiffs were seeking compensatory damages of an unspecified amount, but in excess of $1.0 million, as well as punitive damages in excess of $10.0 million, reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. Optio counterclaimed against two of the plaintiffs for failure to pay on a guarantee of a promissory note. The parties have agreed in principle to a settlement, which will result in the dismissal of the lawsuit. This settlement is contingent upon the release by PTI’s trustee in bankruptcy of all claims against the plaintiffs and the Company and the approval of that release by the bankruptcy court. Under the terms of the proposed settlement, Optio will pay a total of $875,000 within ten days of the bankruptcy court’s final non-appealable order approving the release of the trustee’s claims and will receive immediate reimbursement from its insurer of $750,000. Both parties must release all claims each may have in the PTI bankruptcy in exchange for a reciprocal release from the bankruptcy trustee. The company has recorded a liability for the settlement and a receivable for the amount to be contributed by the insurance carrier in the financial statements dated January 31, 2003.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in the Company’s initial public offering as well as Optio and certain officers and directors of Optio Software, Inc., by a single plaintiff purportedly on behalf of persons purchasing the Company’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. Management believes the lawsuit is without merit. Thus, the Company intends to defend vigorously against the plaintiff’s claims. The complaint seeks unspecified amounts as compensatory damages as a result of the Company’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. Optio is currently engaged in settlement negotiations between its insurance carrier and the plaintiffs.

M2 Systems Corporation, purchaser of the Company’s Muscato and TransLink business units, is claiming certain purchase price adjustments and breaches of representations and warranties by the Company relating to the accounts receivable, fixed assets and business transferred. M2 Systems demanded approximately $3.3 million as a purchase price adjustment and indemnification for the Company’s alleged breaches of representations and warranties. Effective September 13, 2002, M2 Systems and Optio Software, Inc. entered into a settlement and release agreement covering the purchase price adjustment claims made by M2 Systems. In exchange for M2 Systems’ agreement to release the Company from such claims, the Company has agreed to a purchase price adjustment in the amount of $193,945. In December 2002, M2 Systems and the Company entered into a settlement, release and satisfaction agreement covering certain of the indemnification claims made by M2 Systems. In exchange for the release, the Company accepted an amount, net of claims of $89,000, of $1,000 on the December 4, 2002 payment due under the TransLink note. In total, approximately $179,000 of the purchase price adjustments were applied against the M2 note, with the remainder paid in cash. The settlement and release agreement does not resolve any other claims M2 Systems has made against Optio Software, Inc. On April 30, 2003, the Company executed a Settlement and Release Agreement with M2 Systems covering the remainder of the indemnification claims made by M2 Systems. In exchange for M2 System’s agreement to release the Company from such claims, the Company has amended the promissory notes related to the TransLink and Muscato divestiture, calling for a modified payment schedule of a combined note. The modified payment schedule of the combined note requires four quarterly installments of $100,000, including interest calculated at the prime rate (4.25% as of January 31, 2003), through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008.

Optio Software, Inc.

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired/ (Divested) Reserves	Deductions	Balance at End of Period
Year ended January 31, 2001 Allowance for doubtful accounts	$286,000	$917,000	$221,000	$(601,000)	$823,000
Year ended January 31, 2002 Allowance for doubtful accounts	$823,000	$1,408,000	$(101,000)	$(1,203,000)	927,000
Year ended January 31, 2003 Allowance for doubtful accounts	$927,000	$266,000	—	$(473,000)	720,000

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated as of March 27, 2000, by and among Optio Software, Inc., Muscato Corporation, the Shareholders of Muscato Corporation, Michael A. Muscato and Nicholas Muscato (incorporated by reference to Exhibit 2.1 to Form 8-K filed April 10, 2000).

2.2	Asset Purchase Agreement dated as of March 27, 2000, by and among Optio Software, Inc., TransLink Solutions Corporation, the Shareholders of TransLink Solutions Corporation, Michael A. Muscato and Nicholas Muscato (incorporated by reference to Exhibit 2.2 to Form 8-K filed April 10, 2000).

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Form S-1 filed October 15, 1999).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Form S-1 filed October 15, 1999).

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to Form S-1 filed October 15, 1999).

10.1	Form of Option Grant Agreement prior to adoption of the Optio Software, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Form S-8 filed June 9, 2000).

10.2	Optio Software, Inc. Stock Incentive Plan dated as of January 1, 1997 (incorporated by reference to Exhibit 10.1 to Form S-1 filed October 15, 1999).

10.3	Optio Software, Inc. Outside Director Stock Option Plan dated as of October 13, 1999 (incorporated by reference to Exhibit 10.2 to Form S-1 filed October 15, 1999).

10.4	Sublease Agreement by and between HBO & Company and Optio Software, Inc. dated March 22, 1999 (incorporated by reference to Exhibit 10.4 to Form S-1 filed October 15, 1999).

10.5	Promissory Note by and between Optio Software, Inc. and David Dunn–Rankin dated October 13, 1999 (incorporated by reference to Exhibit 10.9 to Form S-1/A filed November 19, 1999).

10.6	Stock Option Pledge and Security Agreement by and between Optio Software, Inc. and David Dunn–Rankin dated October 13, 1999 (incorporated by reference to Exhibit 10.10 to Form S-1/A filed November 19, 1999).

10.7	Release and Settlement Agreement, by and between Optio Software, Inc. and David Dunn-Rankin dated as of March 31, 2002 (incorporated by reference to Exhibit 10.23 to Form 10-K filed May 1, 2002).

10.8	Promissory Note by and between Optio Software, Inc. and C. Wayne Cape dated December 31, 1998 (incorporated by reference to Exhibit 10.11 to Form S-1/A filed November 19, 1999).

10.9	Amended and Restated Promissory Note by and between Optio Software, Inc. and C. Wayne Cape dated February 1, 2002.

10.10	Credit Agreement dated as of April 14, 2000, by and among Optio Software, Inc., as Borrower, and First Union National Bank, as Lender (incorporated by reference to Exhibit 10.12 to Form 10-K filed April 28, 2000).

10.11	Amendment to Credit Agreement dated as of April 14, 2000, by and among Optio Software, Inc., as Borrower, and First Union National Bank, as Lender (incorporated by reference to Exhibit 10.1 to Form 10-Q filed December 15, 2000).

E-1

10.12	Loan and Security Agreement, dated as of March 29, 2001, by and between Optio Software, Inc., as Borrower and Branch Banking and Trust Company, as Lender (incorporated by reference to Exhibit 10.15 to Form 10-K filed May 1, 2001).

10.13	Revolving Credit Promissory Note by and between Optio Software, Inc. and Branch Banking and Trust Company dated March 29, 2001 (incorporated by reference to Exhibit 10.16 to Form 10-K filed May 1, 2001).

10.14	Employment Agreement between Optio Software, Inc. and Warren K. Neuburger, dated as of May 7, 2001 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed June 14, 2001).

10.15	Amended and Restated Employment Agreement by and between Optio Software, Inc. and Warren K. Neuberger, dated as of June 10, 2002 (incorporated by reference to Exhibit 10.1. to Form 10-Q filed June 14, 2002).

10.16	Separation and Release Letter Agreement, dated as of February 11, 2003, by and between Optio Software, Inc. and Warren K. Neuburger.

10.17	Transition Services Agreement between C. Wayne Cape and Optio Software, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed September 14, 2001).

10.18	Stock Purchase Agreement, dated December 4, 2001, by and between Optio Software, Inc. and M2 Systems Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed December 14, 2001).

10.19	Agreement for Sale and Purchase of Assets, dated as of December 4, 2001, by and between Optio Software, Inc. and M2 Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q filed December 14, 2001).

10.20	M2 Systems Corporation $3,250,000 Non-Negotiable Promissory Note (incorporated by reference to Exhibit 10.3 to Form 10-Q filed December 14, 2001).

10.21	M2 Systems Corporation $750,000 Non-Negotiable Promissory Note (incorporated by reference to Exhibit 10.4 to Form 10-Q filed December 14, 2001).

10.22	M2 Systems Corporation $3,640,000 Amended, Restated and Consolidated Promissory Note.

10.23	Loan and Security Agreement, dated as of April 25, 2002, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed May 1, 2002).

10.24	First Loan Modification Agreement, dated as of September 12, 2002, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.1. to Form 10-Q filed September 13, 2002).

10.25	Second Loan Modification Agreement, dated as of April 24, 2003, by and between Silicon Valley Bank and Optio Software, Inc.

10.26	Employment Agreement, dated as of February 1, 2002, by and between Optio Software, Inc. and Harvey A. Wagner (incorporated by reference to Exhibit 10.2 to Form 10-Q filed June 14, 2002).

10.27	Consulting Agreement, dated as of March 17, 2003, by and between Steven E. Kaye and Optio Software, Inc.

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated January 24, 2003 (incorporated by reference to Exhibit 16.1 to Form 8-K filed January 24, 2003).

21.1	List of Subsidiaries.

23.1	Consent of BDO Seidman, LLP.

E-2

23.2	Consent of Ernst & Young LLP.

99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Safe Harbor Compliance Statement for Forward-Looking Statements.

E-3