Form 10-Q
period 2003-04-30
OPTIO SOFTWARE INC
filed 2003-06-13
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

There were 19,157,498 shares of the Registrant’s common stock outstanding as of June 11, 2003.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended April 30, 2003

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, fluctuations in operating results because of acquisitions or dispositions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability in developing new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.3 to this Quarterly Report on Form 10-Q. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the latest Annual Report on Form 10-K that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2003	April 30, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,902,000	$3,792,000
Accounts receivable, net	4,112,000	4,122,000
Prepaid expenses and other current assets	765,000	508,000
Receivable on insurance claim	750,000	750,000
Notes receivable from related party	90,000	60,000
Current portion of note receivable	101,000	178,000

Total current assets	9,720,000	9,410,000
Property and equipment, net	912,000	776,000
Other assets:
Note receivable, less current portion	3,571,000	3,494,000
Other	240,000	237,000

Total assets	$14,443,000	$13,917,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,656,000	$1,076,000
Accrued expenses	2,782,000	2,364,000
Accrued settlement of lawsuit	875,000	875,000
Notes payable	53,000	53,000
Current portion of capital lease obligations	65,000	51,000
Deferred revenue	5,849,000	6,235,000

Total current liabilities	11,280,000	10,654,000
Capital lease obligations, less current portion	167,000	167,000
Deferred revenue	92,000	16,000
Other long-term liabilities	130,000	101,000
Shareholders’ equity:
Common stock	50,264,000	50,264,000
Accumulated deficit	(47,455,000)	(47,262,000)
Accumulated other comprehensive loss	(35,000)	(23,000)

Total shareholders’ equity	2,774,000	2,979,000

Total liabilities and shareholders’ equity	$14,443,000	$13,917,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended April 30,
	2002	2003
Revenue:
License fees	$2,669,000	$2,070,000
Services, maintenance, and other	4,126,000	4,445,000

	6,795,000	6,515,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	128,000	118,000
Services, maintenance, and other	2,326,000	1,603,000

	2,454,000	1,721,000

	4,341,000	4,794,000
Operating expenses:
Sales and marketing	3,432,000	2,381,000
Research and development	1,243,000	964,000
General and administrative	1,792,000	1,123,000
Depreciation and amortization	237,000	179,000

	6,704,000	4,647,000

Income (loss) from operations	(2,363,000)	147,000
Other income (expense):
Interest income	61,000	49,000
Interest expense	(12,000)	(3,000)
Other	60,000	6,000

	109,000	52,000
Income (loss) before income taxes and loss from discontinued operations	(2,254,000)	199,000
Income tax expense	13,000	6

Income (loss) from continuing operations	(2,267,000)	193,000

Loss from discontinued operations	(34,000)	—

Net income (loss)	$(2,301,000)	$193,000

Income (loss) per share from continuing operations—basic and diluted	$(0.12)	$0.01

Loss per share from discontinued operations—basic and diluted	$0.00	$0.00

Net income (loss) per share—basic and diluted	$(0.12)	$0.01

Weighted average shares outstanding—basic	18,607,374	19,140,644

Weighted average shares outstanding—diluted	18,607,374	20,595,179

Comprehensive loss:
Net income (loss)	$(2,301,000)	$193,000
Foreign currency translation adjustment	37,000	12,000

Comprehensive income (loss)	$(2,264,000)	$205,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2003	19,127,498	$50,264,000	$(47,455,000)	$(35,000)	$2,774,000
Comprehensive income, net of tax:
Net income	—	—	193,000	—	193,000
Foreign currency translation adjustment	—	—	—	12,000	12,000

Comprehensive income					205,000
Exercise of stock options	30,000	—	—	—	—

Balance at April 30, 2003	19,157,498	$50,264,000	$(47,262,000)	$(23,000)	$2,979,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended April 30,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(2,301,000)	$193,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	237,000	179,000
Provision for doubtful accounts	(60,000)	(67,000)
Non-cash compensation and interest	(2,000)	—
Changes in operating assets and liabilities:
Accounts receivable	1,955,000	93,000
Prepaid expenses and other current assets	(338,000)	257,000
Accounts payable	156,000	(573,000)
Accrued expenses	(138,000)	(461,000)
Income taxes payable	26,000	1,000
Deferred revenue	(316,000)	291,000

Net cash used in operating activities	(781,000)	(87,000)
Cash flows from investing activities:
Proceeds from the sale of marketable securities	205,000	—
Purchases of property and equipment	(125,000)	(40,000)
Repayment of notes receivable	90,000	—
Repayments from related parties under notes receivable	32,000	29,000

Net cash (used in) provided by investing activities	202,000	(11,000)
Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(22,000)	(14,000)
Proceeds from exercise of stock options	1,000	—

Net cash provided by (used in) financing activities	(21,000)	(14,000)
Impact of foreign currency rate fluctuations on cash	21,000	3,000
Net decrease in cash and cash equivalents	(579,000)	(110,000)
Cash and cash equivalents at beginning of period	5,378,000	3,902,000

Cash and cash equivalents at end of period	$4,799,000	$3,792,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$12,000	$23,000

Income taxes	$13,000	$6,000

See accompanying notes.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)

1. Description of Business

Optio Software, Inc. (“Optio” or the “Company”) provides infrastructure software and services that enhance the form, content, distribution and availability of business critical information. The Company markets primarily to companies located principally in the United States and Europe. The industry in which the Company operates is subject to rapid change due to development of new technologies and products.

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2003, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 1, 2003. Results of operations for the three months ended April 30, 2003 are not necessarily indicative of the results for the year ending January 31, 2004.

New Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of. SFAS 144 supersedes the provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under this statement, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. The standard is effective for fiscal years beginning after December 15, 2001. Early adoption is allowed. Effective November 1, 2001, the Company adopted SFAS 144. Under the provisions of SFAS 144, the disposal of the Company’s Muscato Corporation (“Muscato”) and TransLink Solutions Corporation (“Translink”) components qualified for discontinued operations treatment. As a result, the results of operations of these two components are reflected as discontinued operations in the Company’s consolidated statements of operations.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)—(Continued)

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The application of the requirements of SFAS 146 did not have any impact on the Company’s financial position or result of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to SFAS 123. SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional transition methods are effective for fiscal years ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the fiscal year ended January 31, 2003. The Company does not intend to adopt the fair value methodology of SFAS 148.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that the adoption of this Statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any impact on the Company’s financial position or result of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities and does not expect FIN 46 to have any effect on its consolidated financial statements.

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

Based on the additional disclosure requirements of SFAS 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to SFAS 123”, the following illustrates the

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)—(Continued)

assumptions and the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123.

Pro forma information regarding net income or loss required by SFAS 123 “Accounting for Stock-Based Compensation”, requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the three months ended April 30, 2002 and 2003: risk-free interest rates of 4.82% and 3.47% respectively; no dividend yield; volatility of 160% for the three months ended April 30, 2002 and 137% for the three months ended April 30, 2003; and an expected life of the options of 7.40 years for the three months ended April 30, 2002 and the three months ended April 30, 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the three months ended April 30, 2002 and 2003 equaled $0.77 and $0.38 per share, respectively. The Company’s pro forma information as determined using the fair value method of accounting under SFAS 123, was as follows:

	Three Months Ended April 30,
	2002	2003
Net income (loss) as reported	$(2,301,000)	$193,000
Add: Compensation cost reported using the intrinsic value method	1,000	—
Deduct: Compensation cost using the fair value method	(245,000)	(162,000)

Pro forma net income (loss)	$(2,545,000)	$31,000

Net income (loss) per share as reported—basic and diluted	(0.12)	0.01
Pro forma net income (loss) per share—basic and diluted	(0.14)	0.00

3. Discontinued Operations

On March 27, 2000, the Company acquired all the outstanding shares of Muscato and substantially all of the assets of TransLink, an affiliate of Muscato. Subsequently, on December 4, 2001, the Company sold its Muscato and TransLink business units to M2 Systems Corporation (“M2 Systems”), a company owned by certain of the former shareholders of Muscato and TransLink. The stock of Muscato was sold for consideration of $250,000 cash, a $3.25 million promissory note, and the retirement of the long-term notes in the aggregate amount of $8.9 million in principal and interest related to the original purchase of Muscato. The assets of the TransLink business unit were sold for a $750,000 promissory note.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)—(Continued)

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

There were no revenues included in discontinued operations for the three months ended April 30, 2002. Pre-tax loss included in discontinued operations for the three months ended April 30, 2002 was $34,000. There were no discontinued operations for the three months ended April 30, 2003.

4. Net Income (Loss) per Share

Net income (loss) per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following tables sets forth the computation of net income (loss) per share:

	Three months ended April 30,
	2002	2003
Net income (loss)	$(2,301,000)	$193,000

Weighted average shares outstanding—basic	18,607,374	19,140,644
Dilutive stock options	—	1,454,535

Weighted average shares outstanding—diluted	18,607,374	20,595,179

Net income (loss) per share—basic and diluted	$(0.12)	$0.01

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	1,769,065	—

5. Segment and Geographic Information

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

The Company previously reported three geographic segments, with the current “Other” segment representing Australia. Effective September 2002, the Company’s Australian office was

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)—(Continued)

closed. Segment information for the three months ended April 30, 2002 has been restated to classify the Australian segment as “Other”. Revenues are attributable to each segment based on the location of its subsidiary.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)—(Continued)

Segment information for the three months ended April 30, 2002 and 2003 is summarized below.

Three Months ended April 30, 2002	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$2,277,000	$374,000	$18,000	$2,669,000	$—	$2,669,000
Services, maintenance and other	3,663,000	434,000	29,000	4,126,000	—	4,126,000
Inter-segment revenue	92,000	23,000	—	115,000	(115,000)	—

Total revenue	6,032,000	831,000	47,000	6,910,000	(115,000)	6,795,000
Interest income	61,000	—	—	61,000	—	61,000
Interest expense	9,000	—	3,000	12,000	—	12,000
Depreciation and amortization	219,000	16,000	2,000	237,000	—	237,000
Income tax expense	13,000	—	—	13,000	—	13,000
Segment loss before income taxes and loss from discontinued operations	(1,823,000)	(378,000)	(53,000)	(2,254,000)	—	(2,254,000)
Segment net loss including loss from discontinued operations	(1,870,000)	(378,000)	(53,000)	(2,301,000)	—	(2,301,000)
Total segment assets	16,752,000	3,003,000	244,000	19,999,000	(3,884,000)	16,115,000
Expenditures for long-lived assets	116,000	7,000	2,000	125,000	—	125,000

Three Months ended April 30, 2003	United States	Europe	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,660,000	$410,000	$—	$2,070,000	$—	$2,070,000
Services, maintenance and other	3,911,000	528,000	6,000	4,445,000	—	4,445,000
Inter-segment revenue	92,000	29,000	—	121,000	(121,000)	—

Total revenue	5,663,000	967,000	6,000	6,636,000	(121,000)	6,515,000
Interest income	49,000	—	—	49,000	—	49,000
Interest expense	3,000	—	—	3,000	—	3,000
Depreciation and amortization	161,000	18,000	—	179,000	—	179,000
Segment income (loss) before income taxes	486,000	(294,000)	7,000	199,000	—	199,000
Segment net income (loss)	480,000	(294,000)	7,000	193,000	—	193,000
Total segment assets	15,509,000	2,497,000	117,000	18,123,000	(4,206,000)	13,917,000
Expenditures for long-lived assets	23,000	17,000	—	40,000	—	40,000

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)—(Continued)

6. Line of Credit

On June 4, 2003, the Company executed a Third Loan Modification Agreement to its Loan Agreement with Silicon Valley Bank, the purpose of which was to add a reserve against the line of credit for certain cash management services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Optio is engaged primarily in the development, sale and support of infrastructure software that enhances the form, content, distribution and availability of business information. Optio’s primary business consists of providing software and services that addresses organizations’ needs for customized information delivered via print, fax and e-mail to users of enterprise and healthcare applications.

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in France, the United Kingdom and Germany. Optio previously had an office in Australia; however, this office was closed in September 2002. Optio also offers consulting services, which provide customers with implementation assistance and training. As of April 30, 2003, Optio had over 5,000 customers worldwide using Optio’s software and services. No single customer accounted for 10% or more of Optio’s revenue for the three months ended April 30, 2003.

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

Services, Maintenance and Other Revenue

Consulting service revenues and customer training revenues are recognized as such services are performed as they are incidental to the functionality of the software. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related agreement period, generally twelve months. In accordance with Emerging Issues Task Force release 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred”, the Company recognizes reimbursable expenses as revenue and as an expense in cost of sales in all periods presented.

Notes Receivable

Optio holds notes from M2 Systems as consideration for the sale of Muscato and TransLink. Optio’s management has assessed the notes to be fully collectible. Management assessed the collateral for the notes, including the technology which could be sold or used, and the operating history of the shareholders of the acquirer in its evaluation of the collectibility of the notes. M2 Systems has a limited operating history. The credit risk with respect to the notes is partially limited as the notes are secured by all outstanding shares of M2 Systems’ common stock and its assets, including cash, accounts receivable, fixed assets, and intangible assets. The amount of the notes receivable recorded could be materially different under different conditions or using different assumptions, including the assumption that repayment of the notes could be dependent upon the future successful operations of M2 Systems. If M2 Systems defaults on the notes and the collateral for the amount due proves to be of no value to Optio, Optio would incur a loss of $3.7 million.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended April,
	2003	2002
Revenue:
License fees	32%	39%
Services, maintenance and other	68	61

Total revenue	100	100

Costs of revenue:
License fees	2	2
Services, maintenance and other	25	34

Total cost of revenue	27	36

Gross profit	73	64
Operating expenses:
Sales and marketing	36	51
Research and development	15	18
General and administrative	17	27
Depreciation and amortization	3	3

Total operating expenses	71	99

Income (loss) from operations	2	(35)
Interest and other income	1	2
Income tax expense	—	—

Income (loss) from continuing operations	3	(33)
Income (loss) from discontinued operations	—	(1)

Net income (loss)	3%	(34)%

Revenues

Total revenues decreased 4% to $6.5 million from $6.8 million for the three months ended April 30, 2003 and 2002, respectively.

License fees

Revenues from software licenses decreased 22% to $2.1 million from $2.7 million for the three months ended April 30, 2003 and 2002, respectively. Management believes that the primary reason for the decline in revenues from license fees over the previous year was attributable to the continued weak economy. Corporate spending continues to be tight as many companies implement cost control measures and postpone technology expenditures. Despite the challenging economy, healthcare appears to be a market that continues to spend on technology. Optio has seen improvement in this market with the introduction of our Medex product. Approximately 46% of our software sales came from the healthcare market during the three months ended April 30, 2003, where previously, Optio typically generated approximately 20-25% of its revenue from healthcare customers. License fee revenues from Optio’s European division slightly increased from $374,000 in the three months ended April 30, 2002 to $410,000 in the three months ended April 30, 2003.

Approximately $873,000 of Optio’s software license revenue during the three months ended April 30, 2003 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 42% of license fees for Optio. During the three months ended April 30, 2002, Optio generated $799,000 of its software license revenue through partners, representing 30% of Optio’s license revenue. Optio’s revenues derived from its partners have increased due primarily to the introduction of the Medex product to our healthcare partners.

Services, maintenance and other

Revenues from services, maintenance and other increased to $4.4 million in the three months ended April 30, 2003 from $4.1 million in same period of the prior year. Services revenue for the three months ended April 30, 2002 and April 30, 2003 were the same at $1.8 million. While license sales were down, we continued to see on-going projects from some specific large integrators, allowing our services revenue to remain constant. Maintenance revenue increased $300,000 to $2.6 million in the three months ended April 30, 2003 from $2.3 million in the three months ended April 30, 2002. Maintenance revenue continues to increase as Optio adds to its over 5,000 member customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenues from licenses represented 32% and 39% of total revenue for the three months ended April 30, 2003 and 2002, respectively, a reflection of the decrease in sales of new products due to a slower economic environment. Alternatively, maintenance revenue continues to increase with additional customers and increased annual fees, causing Optio’s sales mix to trend towards services and maintenance revenue.

Costs of Revenues

Total costs of revenues decreased 30% to $1.7 million from $2.5 million in the three months ended April 30, 2003 and 2002, respectively.

Licenses

Costs of revenues from licenses consists of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses as a percentage of revenue remained consistent between the three months ended April 30, 2003 and 2002.

Services, maintenance and other

Costs of revenues from services, maintenance and other consists of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other for the three months ended April 30, 2003 decreased 31% to $1.6 million from $2.3 million in the three months ended April 30, 2002. With a large emphasis on increasing utilization rates of our outsourcers and personnel, Optio has been able to cut labor costs associated with its consulting department. The cost of outsourcers declined from $576,000 in the three months ended April 30, 2002 to $411,000 in the three months ended April 30, 2003. In addition, Optio down-sized its internal staff from 58 employees as of April 30, 2002 to 39 employees as of April 30, 2003. Management and other administrative positions were also eliminated to reduce departmental operating costs.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 31% to $2.4 million from $3.4 million for the three months ended April 30, 2003 and 2002, respectively. Sales and marketing expenses were 36% and 51%, respectively, of total revenue for the same periods. Optio’s sales and marketing staff was reduced to 35 employees at April 30, 2003 from 59 employees at April 30, 2002. The salary savings realized by the reduced staff was partially offset by severance of approximately $130,000 related to the termination of some sales management positions. In addition to salary savings, Optio realized cost savings from having fewer employees, including reduced travel expenses and lower commissions. Finally, Optio eliminated approximately $70,000 of advertising and marketing expenses related to trade shows and other advertising between the three months ending April 30, 2002 and the three months ended April 30, 2003.

Research and Development

Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses decreased 22% to $1.0 million for the three months ended April 30, 2003 from $1.2 million for the three months ended April 30, 2002. During the three months ended April 30, 2002, Optio made use of outsourcers that had assisted with the development of its MedexFlex, OptioFax 4.0 and e.ComIntegrate 7.7 products in an effort to speed their introduction to the market. This use of outsourcers created an additional $210,000 of expense during those three months. No outsourcers were used during the three months ended April 30, 2003. In addition, the research and development staff has decreased in size through attrition from 43 employees as of April 30, 2002 to 35 employees as of April 30, 2003.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses decreased 37% to $1.1 million from $1.8 million for the three months ended April 30, 2003 and 2002, respectively. These expenses represent 17% and 27%, respectively, of total revenue for the same periods. Optio reduced its general and administrative staff from 17 to 12 employees between the two periods. This reduction in staff included two executive management positions, creating an approximate $190,000 salary savings. In addition, Optio significantly reduced bad debt, legal and accounting and auditing fees between the two periods, resulting in approximately $200,000 in savings. These savings were accomplished with a focus on improving the Company’s accounts receivable collections, as well as reduced legal fees incurred in ongoing litigation.

Depreciation and Amortization

Depreciation and amortization expense decreased to $179,000 from $237,000 for the three months ended April 30, 2003 and 2002, respectively. This decrease is due to a greater number of Optio’s fixed assets becoming fully depreciated during the three months ended April 30, 2003.

Interest Income

Interest income decreased to $49,000 from $61,000 in the three months ended April 30, 2003 and 2002, respectively, primarily the result of a lower available cash balance for investment and lower interest rates. Optio’s cash balance was $3.8 million and $4.8 million as of April 30, 2003 and 2002, respectively.

Interest Expense

Interest expense decreased to $3,000 from $12,000 in the three months ended April 30, 2003 and 2002, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2003 and 2002 Optio had $3.8 million and $4.8 million, respectively, in cash and cash equivalents.

The following table sets forth certain selected statements of cash flow information for the three months ended April 30, 2003:

Net cash used in operations	$(87,000)
Net cash used in investing activities	(11,000)
Net cash used in financing activities	(14,000)
Net decrease in cash and cash equivalents	(109,000)

Cash used in operations was primarily the result of $193,000 in net income plus a $179,000 add-back of non-cash depreciation and amortization expense, offset primarily by changes in working capital resulting in a $391,000 outflow of cash. The major component of such working capital changes was the Company’s use of funds to pay down accounts payable and accrued expenses by approximately $1.0 million. In addition, Optio’s deferred revenue increased by $291,000, a result of a high renewal rate for maintenance contracts and Optio’s prepaid expenses and other assets declined by $257,000, the result of Optio being able to bill a number of unbilled receivables previously in other assets. In investing activities, Optio received $29,000 in payments on receivables from an officer. These receipts were offset by disbursements of $40,000 for the purchase of property and equipment in the ordinary course of business. Optio’s financing activities included payments of capital lease obligations of $14,000.

On April 30, 2003, Optio extended the line of credit with its bank through April 19, 2004. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of accounts receivable. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and EBITDA requirements and restrictions on dividends. During fiscal year 2004, Optio estimates that it will have approximately $2.0 million available for borrowings under this line of credit based upon Optio’s historical accounts receivable balance.

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

NEW PRONOUNCEMENTS

The FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of. SFAS 144 supersedes the provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business. The statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under this statement, more dispositions will qualify for discontinued operations treatment in the income statement and expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred. The standard is effective for fiscal years beginning after December 15, 2001. Early adoption is allowed. Effective November 1, 2001, the Company adopted SFAS 144. Under the provisions of SFAS 144, the disposal of the Company’s Muscato and TransLink components qualified for discontinued operations treatment. As a result, the results of operations of these two components are reflected as discontinued operations in the Company’s consolidated statements of operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to SFAS 123. SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provide for additional transition methods are effective for fiscal years ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the fiscal year ended January 31, 2003. The Company does not intend to adopt the fair value methodology of SFAS 148.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that the adoption of this Statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any impact on the Company’s financial position or result of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities and does not expect FIN 46 to have any effect on its consolidated financial statements.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Optio provides its services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, Optio’s financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or the weakening of these local currencies could make Optio’s products less competitive in foreign markets. Based upon the relative size of Optio’s foreign operations, Optio believes its exposure to foreign currency fluctuations is not a material risk. Optio’s interest income and expense is sensitive to changes in the general level of U.S. interest rates. Based on Optio’s cash equivalents balance and the nature of its outstanding debt, Optio believes its exposure to interest rate risk is not material.

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

On June 19, 2001, a lawsuit styled Wagner, et al v. Optio Software, Inc., was filed in the United States District Court for the Southern District of Ohio, Western Division, Case No. C-1-01-406 and later amended to include a corporate officer as a defendant. The lawsuit, filed by 19 shareholders of the now bankrupt company known as Prograde Technologies, Inc. (“PTI”), alleges breach of contract, promissory estoppel and promissory fraud arising out of the termination by Optio of negotiations of a possible merger with PTI. The plaintiffs were seeking compensatory damages of an unspecified amount, but in excess of $1.0 million, as well as punitive damages in excess of $10.0 million, reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. Optio counterclaimed against two of the plaintiffs for failure to pay on a guarantee on a promissory note. The parties have agreed in principle to a settlement, which will result in the dismissal of the lawsuit. This settlement is contingent upon the release by PTI’s trustee in bankruptcy of all claims against the plaintiffs and the Company and the approval of that release by the bankruptcy court. Under the terms of the proposed settlement, Optio will pay a total of $875,000 within ten days of the bankruptcy court’s final non-appealable order approving the release of the trustee’s claims and will receive immediate reimbursement from its insurer of $750,000. Both parties must release all claims each may have in the PTI bankruptcy in exchange for a reciprocal release from the bankruptcy trustee. The Company has recorded a liability for the settlement and a receivable for the amount to be contributed by the insurance carrier in the financial statements dated April 30, 2003.

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in Optio’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a restricted number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. Optio believes the lawsuit is without merit. Thus, Optio intends to defend vigorously against the plaintiff’s claims. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. Optio is currently engaged in settlement negotiations between its insurance carrier and the plaintiffs.

On April 8, 2003, a lawsuit styled Donald K. Dunaway v. Optio Software, Inc. was filed in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida. The compliant was filed by a former employee of Optio claiming that he is entitled to certain unpaid commissions earned while employed at Optio.

Optio has filed a motion to remove the case to Federal District Court in the Middle District of Florida, Orlando Division. The compliant claims the amount in controversy is in excess of $15,000, but does not specify any specific damage amount. The plaintiff is seeking compensatory, actual, special and consequential damages as a result of Optio’s alleged actions, as well as reimbursement of plaintiff’s attorney’s fees, prejudgment interest and the costs of the action. Optio believes the lawsuit is without merit and will defend it vigorously.

Management believes that it has meritorious defenses in the foregoing matters and intends to pursue its positions vigorously. Litigation is inherently subject to many uncertainties; however, management does not believe that the outcome of these cases will have a material adverse effect on the financial position of Optio. However, depending on the amount and timing of an unfavorable resolutions of the contingency, it is possible that Optio’s future results of operations or cash flows could be materially affected.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Optio held a Special Meeting of Shareholders on March 12, 2003. There were present at the Special Meeting, in person or by proxy, holders of 10,570,420 shares of common stock entitled to vote. At the Special Meeting, the shareholders were asked to approve increasing the size of the Board of Directors to eight members and, if the increase in the size of the Board of Directors is approved, to elect four directors to fill the vacancies. The resolution to increase the size of the Board of Directors to eight was approved, with 10,570,420 affirmative votes, zero votes against and no abstentions. The following four directors were elected to hold office for the terms specified below or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Term	Votes For	Votes Withheld
Steven E. Kaye	Class I term to expire on the date of the annual meeting of shareholders to be held in 2003	10,570,420	—
Ronald G. Diener	Class II term to expire on the date of the annual meeting of shareholders to be held in 2004	10,570,420	—
G. Robert Beck	Class II term to expire on the date of the annual meeting of shareholders to be held in 2004	10,570,420	—
F. Barron Hughes	Class III term to expire on the date of the annual meeting of shareholders to be held in 2005	10,570,420	—

The directors holding office on the date of the meeting remained in office. Such directors were C. Wayne Cape, David Leach, James Felcyn, and Mitchel Laskey.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification by Wayne Cape, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Caroline Bembry, Vice President of Finance, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Safe Harbor Compliance Statements for Forward Looking Statements

(b)	Reports on Form 8-K

(a)	A form 8-K was filed on March 17, 2003 to report the engagement of BDO Seidman, LLP as the Company’s auditors for the year ended January 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of June 2003.

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

Date: June 13, 2003

/s/ C. WAYNE CAPE

C. Wayne Cape President and Chief Executive Officer

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

Date: June 13, 2003

/s/ CAROLINE BEMBRY

Caroline Bembry Vice President of Finance