Form 10-Q
period 2003-07-31
OPTIO SOFTWARE INC
filed 2003-09-15
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

There were 19,211,417 shares of the Registrant’s common stock outstanding as of September 11, 2003.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended July 31, 2003

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, fluctuations in operating results because of acquisitions or dispositions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability in developing new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to this Quarterly Report on Form 10-Q. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the latest Annual Report on Form 10-K that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2003	July 31, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,902,000	$4,003,000
Accounts receivable, net	4,112,000	4,072,000
Prepaid expenses and other current assets	765,000	486,000
Receivable on insurance claim	750,000	—
Notes receivable from related party	90,000	10,000
Current portion of note receivable	101,000	231,000

Total current assets	9,720,000	8,802,000
Property and equipment, net	912,000	690,000
Other assets:
Note receivable, less current portion	3,571,000	3,441,000
Other	240,000	128,000

Total assets	$14,443,000	$13,061,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,656,000	$1,109,000
Accrued expenses	2,782,000	2,172,000
Accrued settlement of lawsuit	875,000	—
Notes payable	53,000	—
Current portion of capital lease obligations	65,000	74,000
Deferred revenue	5,849,000	5,825,000

Total current liabilities	11,280,000	9,180,000

Capital lease obligations, less current portion	167,000	133,000
Deferred revenue	92,000	6,000
Other long-term liabilities	130,000	101,000
Shareholders’ equity:
Common stock	50,264,000	50,270,000
Accumulated deficit	(47,455,000)	(46,616,000)
Accumulated other comprehensive loss	(35,000)	(13,000)

Total shareholders’ equity	2,774,000	3,641,000

Total liabilities and shareholders’ equity	$14,443,000	$13,061,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2002	2003
Revenue:
License fees	$2,737,000	$2,513,000
Services, maintenance, and other	4,649,000	4,196,000

	7,386,000	6,709,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	130,000	108,000
Services, maintenance, and other	2,189,000	1,468,000

	2,319,000	1,576,000

	5,067,000	5,133,000
Operating expenses:
Sales and marketing	3,678,000	2,358,000
Research and development	1,132,000	1,027,000
General and administrative	1,776,000	1,168,000
Depreciation and amortization	235,000	142,000

	6,821,000	4,695,000

Income (loss) from operations	(1,754,000)	438,000
Other income (expense):
Interest income	62,000	42,000
Interest expense	(8,000)	(5,000)
Other	(25,000)	19,000

	29,000	56,000

Income (loss) before income taxes and loss from discontinued operations	(1,725,000)	494,000
Income tax benefit	498,000	152,000

Income (loss) from continuing operations	(1,227,000)	646,000
Loss from discontinued operations	(9,000)	—

Net income (loss)	$(1,236,000)	$646,000

Income (loss) per share from continuing operations – basic and diluted	$(0.07)	$0.03

Loss per share from discontinued operations – basic and diluted	$0.00	$0.00

Net income (loss) per share – basic and diluted	$(0.07)	$0.03

Weighted average shares outstanding – basic	18,977,498	19,165,992

Weighted average shares outstanding – diluted	18,977,498	20,981,701

Comprehensive loss:
Net income (loss)	$(1,236,000)	$646,000
Foreign currency translation adjustment	131,000	10,000

Comprehensive income (loss)	$(1,105,000)	$656,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Six Months Ended July 31,
	2002	2003
Revenue:
License fees	$5,406,000	$4,583,000
Services, maintenance, and other	8,775,000	8,641,000

	14,181,000	13,224,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	258,000	226,000
Services, maintenance, and other	4,515,000	3,071,000

	4,773,000	3,297,000

	9,408,000	9,927,000

Operating expenses:
Sales and marketing	7,110,000	4,739,000
Research and development	2,375,000	1,991,000
General and administrative	3,568,000	2,291,000
Depreciation and amortization	472,000	321,000

	13,525,000	9,342,000

Income (loss) from operations	(4,117,000)	585,000
Other income (expense):
Interest income	123,000	91,000
Interest expense	(20,000)	(8,000)
Other	35,000	25,000

	138,000	108,000

Income (loss) before income taxes and loss from discontinued operations	(3,979,000)	693,000
Income tax benefit	485,000	146,000

Income (loss) from continuing operations	(3,494,000)	839,000
Loss from discontinued operations	(43,000)	—

Net income (loss)	$(3,537,000)	$839,000

Income (loss) per share from continuing operations – basic and diluted	$(0.19)	$0.04

Loss per share from discontinued operations – basic and diluted	$0.00	$0.00

Net income (loss) per share – basic and diluted	$(0.19)	$0.04

Weighted average shares outstanding – basic	18,795,093	19,153,528

Weighted average shares outstanding – diluted	18,795,093	20,766,767

Comprehensive loss:
Net income (loss)	$(3,537,000)	$839,000
Foreign currency translation adjustment	168,000	22,000

Comprehensive income (loss)	$(3,369,000)	$861,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2003	19,127,498	$50,264,000	$(47,455,000)	$(35,000)	$2,774,000
Comprehensive income, net of tax:
Net income	—	—	839,000	—	839,000
Foreign currency translation adjustment	—	—	—	22,000	22,000

Comprehensive income					861,000
Exercise of stock options	80,310	6,000	—	—	6,000

Balance at July 31, 2003	19,207,808	$50,270,000	$(46,616,000)	$(13,000)	$3,641,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended July 31,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(3,537,000)	$839,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	472,000	321,000
Provision for doubtful accounts	(134,000)	(127,000)
Loss on disposal of property and equipment	26,000	—
Non-cash compensation and interest	5,000	—
Changes in operating assets and liabilities:
Accounts receivable	1,806,000	240,000
Prepaid expenses and other current assets	(254,000)	380,000
Receivable from insurance claim	—	750,000
Accounts payable	469,000	(559,000)
Accrued expenses	(292,000)	(702,000)
Accrued settlement of lawsuit	—	(875,000)
Income taxes payable	(33,000)	32,000
Deferred revenue	(321,000)	(140,000)

Net cash provided by (used in) operating activities	(1,793,000)	159,000

Cash flows from investing activities:
Proceeds from the sale of marketable securities	205,000	—
Purchases of property and equipment	(212,000)	(87,000)
Repayment of notes receivable	180,000	—
Repayments from related parties under notes receivable	30,000	83,000

Net cash provided by (used in) investing activities	203,000	(4,000)

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(41,000)	(78,000)
Proceeds from exercise of stock options	101,000	5,000

Net cash provided by (used in) financing activities	60,000	(73,000)

Impact of foreign currency rate fluctuations on cash	165,000	19,000
Net increase (decrease) in cash and cash equivalents	(1,365,000)	101,000

Cash and cash equivalents at beginning of period	5,378,000	3,902,000

Cash and cash equivalents at end of period	$4,013,000	$4,003,000

Supplemental disclosures of cash flow information:
Cash paid/refunded during the year for:
Interest paid	$14,000	$23,000

Income taxes refunded	$485,000	$151,000

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2003, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 1, 2003. Results of operations for the three and six months ended July 31, 2003 are not necessarily indicative of the results for the year ending January 31, 2004.

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

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment to SFAS 123. SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional transition methods are effective for fiscal years ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the fiscal year ended January 31, 2003. The Company did not adopt the fair value methodology of SFAS 148.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The application of the requirements of SFAS 150 did not have any impact on the financial position, results of operations or cash flows of the Company.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities. The application of FIN 46 did not have any impact on the Company’s consolidated financial statements.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

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

Based on the additional disclosure requirements of SFAS 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to SFAS 123”, the following illustrates the assumptions and the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123.

Pro forma information regarding net income or loss required by SFAS 123 “Accounting for Stock-Based Compensation”, requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the three months ended July 31, 2002 and 2003 and the six months ended July 31, 2002 and 2003: risk-free interest rates of 4.58% and 3.06% for the three months ended July 31, 2002 and July 31, 2003, respectively; risk-free interest rates of 4.72% and 3.28% for the six months ended July 31, 2002 and July 31, 2003, respectively; no dividend yield; volatility of 179% and 122% for the three months ended July 31, 2002 and 2003, respectively; volatility of 169% and 129% for the six months ended July 31, 2002 and 2003, respectively; and an expected life of the options of 7.54 years for the three and six months ended July 31, 2002 and 7.47 years for the three and six months ended July 31, 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the three months ended July 31, 2002 and 2003 equaled $0.27 and $0.60 per share, respectively. The weighted-average fair value of options granted during the six months ended July 31, 2002 and 2003 equaled $0.57 and $0.38 per share, respectively. The Company’s pro forma information as determined using the fair value method of accounting under SFAS 123, was as follows:

	Three Months Ended July 31,
	2002	2003
Net income (loss) as reported	$(1,236,000)	$646,000

Add: Compensation cost reported using the intrinsic value method	7,000	—
Deduct: Compensation cost using the fair value method	(134,000)	(159,000)

Pro forma net income (loss)	$(1,363,000)	$487,000

Net income (loss) per share as reported – basic and diluted	(0.07)	0.03
Pro forma net income (loss) per share – basic	(0.07)	0.03
Pro forma net income (loss) per share - diluted	(0.07)	0.02

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

	Six Months Ended July 31,
	2002	2003
Net income (loss) as reported	$(3,537,000)	$839,000

Add: Compensation cost reported using the intrinsic value method	12,000	—
Deduct: Compensation cost using the fair value method	(379,000)	(332,000)

Pro forma net income (loss)	$(3,904,000)	$507,000

Net income (loss) per share as reported – basic and diluted	(0.19)	0.04
Pro forma net income (loss) per share – basic	(0.21)	0.03
Pro forma net income (loss) per share - diluted	(0.21)	0.02

3. Discontinued Operations

On March 27, 2000, the Company acquired all the outstanding shares of Muscato and substantially all of the assets of TransLink, an affiliate of Muscato. Subsequently, on December 4, 2001, the Company sold its Muscato and TransLink business units to M2 Systems Corporation (“M2 Systems”), a company owned by certain of the former shareholders of Muscato and TransLink. The stock of Muscato was sold for consideration of $250,000 cash, a $3.25 million promissory note, and the retirement of the long-term notes in the aggregate amount of $8.9 million in principal and interest related to the original purchase of Muscato. The assets of the TransLink business unit were sold for a $750,000 promissory note. These two notes were subsequently consolidated into a single $3.6 million promissory note.

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

There were no revenues included in discontinued operations for the three and six months ended July 31, 2002. Pre-tax loss included in discontinued operations for the three and six months ended July 31, 2002 was $9,000 and $43,000, respectively. There were no discontinued operations for the three and six months ended July 31, 2003.

4. Net Income (Loss) per Share

Net income (loss) per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

The following tables sets forth the computation of net income (loss) per share:

	Three months ended July 31,
	2002	2003
Net income (loss)	$(1,236,000)	$646,000

Weighted average shares outstanding – basic	18,977,498	19,165,992
Dilutive stock options	—	1,815,709

Weighted average shares outstanding – diluted	18,977,498	20,981,701

Net income (loss) per share – basic and diluted	$(0.07)	$0.03

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	1,430,295	—

	Six months ended July 31,
	2002	2003
Net income (loss)	$(3,537,000)	$839,000

Weighted average shares outstanding – basic	18,795,093	19,153,528
Dilutive stock options	—	1,613,239

Weighted average shares outstanding – diluted	18,795,093	20,766,767

Net income (loss) per share – basic and diluted	$(0.19)	$0.04

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	1,596,694	—

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

The Company previously reported three geographic segments, with the current “Other” segment representing Australia. Effective September 2002, the Company’s Australian office was closed. Segment information for the six months ended July 31, 2002 has been restated to classify the Australian segment as “Other”. Revenues are attributable to each segment based on the location of its subsidiary.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

Segment information for the six months ended July 31, 2002 and 2003 is summarized below.

Six Months ended July 31, 2002	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$4,467,000	$884,000	$55,000	$5,406,000	$—	$5,406,000
Services, maintenance and other	7,715,000	1,015,000	45,000	8,775,000	—	8,775,000
Inter-segment revenue	218,000	61,000	—	279,000	(279,000)	—

Total revenue	12,400,000	1,960,000	100,000	14,460,000	(279,000)	14,181,000
Interest income	123,000	—	—	123,000	—	123,000
Interest expense	17,000	—	3,000	20,000	—	20,000
Depreciation and amortization	432,000	36,000	4,000	472,000	—	472,000
Income tax benefit	485,000	—	—	485,000	—	485,000
Segment loss before income taxes and loss from discontinued operations	(2,916,000)	(830,000)	(233,000)	(3,979,000)	—	(3,979,000)
Segment net loss including loss from discontinued operations	(2,474,000)	(830,000)	(233,000)	(3,537,000)	—	(3,537,000)

Six Months ended July 31, 2003	United States	Europe	Australia	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$3,890,000	$693,000	$—	$4,583,000	$—	$4,583,000
Services, maintenance and other	7,508,000	1,125,000	8,000	8,641,000	—	8,641,000
Inter-segment revenue	162,000	60,000	—	222,000	(222,000)	—

Total revenue	11,560,000	1,878,000	8,000	13,446,000	(222,000)	13,224,000
Interest income	91,000	—	—	91,000	—	91,000
Interest expense	8,000	—	—	8,000	—	8,000
Depreciation and amortization	286,000	35,000	—	321,000	—	321,000
Income tax benefit (expense)	151,000	(5,000)	—	146,000	—	146,000
Segment income (loss) before income taxes	1,105,000	(418,000)	6,000	693,000	—	693,000
Segment net income (loss)	1,256,000	(423,000)	6,000	839,000	—	839,000

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

6. Line of Credit

On June 4, 2003, the Company executed a Third Loan Modification Agreement to its Loan Agreement with Silicon Valley Bank, the purpose of which was to add a reserve of $20,000 against the line of credit for certain cash management services.

7. Legal Proceedings

On June 19, 2001, a lawsuit styled Wagner, et al v. Optio Software, Inc., was filed in the United States District Court for the Southern District of Ohio, Western Division, Case No. C-1-01-406 and later amended to include a corporate officer as a defendant. The lawsuit, filed by 19 shareholders of the now bankrupt company known as Prograde Technologies, Inc. (“PTI”), alleges breach of contract, promissory estoppel and promissory fraud arising out of the termination by Optio of negotiations of a possible merger with PTI. The plaintiffs were seeking compensatory damages of an unspecified amount, but in excess of $1.0 million, as well as punitive damages in excess of $10.0 million, reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. Optio counterclaimed against two of the plaintiffs for failure to pay on a guarantee on a promissory note. On July 21, 2003, the parties executed a Settlement Agreement and Mutual General Release. The settlement included the release by PTI’s trustee in bankruptcy of all claims against the plaintiffs, the Company and a Company officer and a non-appealable order approving the release of the trustee’s claims by the bankruptcy court. Under the terms of the settlement, Optio paid a total of $875,000 and received immediate reimbursement from its insurer of $750,000. Both parties were required to release all claims each may have in the PTI bankruptcy in exchange for a reciprocal release from the bankruptcy trustee. The Company had previously recorded a liability for the settlement and a receivable for the amount to be contributed by the insurance carrier, after which settlement was made on July 21, 2003.

8. Subsequent Event

Under the terms of the M2 Systems $3.6 million promissory note, M2 Systems was required to make a payment on September 1, 2003. M2 Systems failed to make this payment and Optio formally notified M2 Systems of its failure to pay on September 9, 2003. M2 Systems has thirty days from the date of this notification to make such payment, or it will be an event of default under the note. Optio intends to take action as allowed under the promissory note and security documents upon an event of default.

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

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio previously had an office in Australia; however, this office was closed in September 2002. Optio also offers consulting services, which provide customers with implementation assistance and training. As of July 31, 2003, Optio had over 5,000 customers worldwide using Optio’s software and services. No single customer accounted for 10% or more of Optio’s revenue for the three and six months ended July 31, 2003.

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

Note Receivable

Optio holds a note from M2 Systems as consideration for the sale of Muscato and TransLink. Under the terms of this note, M2 Systems was required to make a payment on September 1, 2003. M2 Systems failed to make this payment and Optio formally notified M2 Systems of its failure to pay on September 9, 2003. M2 Systems has thirty days from the date of this notification to make such payment, or it will be an event of default. Optio intends to take action as allowed under the promissory note and security documents upon an event of default.

Optio’s management has assessed the note to be fully collectible. Management assessed the collateral for the note, including the technology which could be sold or used, and the operating history of the shareholders of the acquirer in its evaluation of the collectibility of the note. M2 Systems has a limited operating history. The credit risk with respect to the note is partially limited as the note is secured by all outstanding shares of M2 Systems’ common stock and its assets, including cash, accounts receivable, fixed assets, and intangible assets. The collectibility of the note receivable could be materially different under different conditions or using different assumptions, including the assumption that repayment of the note could be dependent upon the future successful operations of M2 Systems. If M2 Systems defaults on the note and the collateral proves to be insufficient to repay the note, Optio would incur a loss in the amount of the insufficiency, up to $3.7 million.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended July 31,
	2002	2003
Revenue:
License fees	37%	37%
Services, maintenance and other	63	63

Total revenue	100	100

Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	2
Services, maintenance and other	30	22

Total cost of revenue	32	24

	68	76
Operating expenses:
Sales and marketing	50	35
Research and development	15	15
General and administrative	24	17
Depreciation and amortization	3	2

Total operating expenses	92	69

Income (loss) from operations	(24)	7
Interest and other income	—	1
Income tax benefit	7	2

Income (loss) from continuing operations	(17)	10
Income (loss) from discontinued operations	—	—

Net income (loss)	(17)%	10%

Revenues

Total revenues decreased 9% to $6.7 million from $7.4 million for the three months ended July 31, 2003 and 2002, respectively.

License fees

Revenues from software licenses decreased 8% to $2.5 million from $2.7 million for the three months ended July 31, 2003 and 2002, respectively. Management believes that the primary reason for the decline in revenues from license fees over the previous year was attributable to the continued weak economy. Since the end of fiscal year 2002, Optio continued to see a decline in license revenue as corporate spending continued to be tight in response to the poor economy. While many companies continue to implement cost control measures, Optio did experience an increase in software license revenue in the second quarter from its first quarter revenues of $2.1 million, an increase of 21%. As in the first quarter of fiscal year 2003, healthcare appears to be a market that continues to spend on technology. Optio has seen improvement in this market with the introduction of our Medex product. Approximately 32% of Optio’s United States software sales came from the healthcare market during the three months ended July 31, 2003, down from the 46% generated in the first quarter, but still higher than our historical 20-25%. License fee revenues from Optio’s European division decreased from $510,000 in the three months ended July 31, 2002, representing 17% of total software license revenue, to $282,000 in the three months ended July 31, 2003, representing 11% of total software license revenue.

Approximately $775,000 of Optio’s software license revenue during the three months ended July 31, 2003 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 31% of license revenue for Optio. During the three months ended July 31, 2002, Optio generated $843,000 of its software license revenue through partners, representing 31% of Optio’s license revenue.

Services, maintenance and other

Revenues from services, maintenance and other decreased to $4.2 million in the three months ended July 31, 2003 from $4.6 million in same period of the prior year. Services revenue decreased to $1.5 million for the three months ended July 31, 2003 from $2.1 million in the three months ended July 31, 2002. In previous fiscal quarters, Optio was able to maintain services revenue from ongoing projects with specific large integrators, even while Optio’s software license revenue was declining. However, in the second quarter of fiscal year 2004, some of these deals were completed. As a result, Optio’s services group began to experience the effects of the declining license revenue, creating fewer services engagements. Maintenance revenue increased $200,000 to $2.7 million in the three months ended July 31, 2003 from $2.5 million in the three months ended July 31, 2002. Maintenance revenue continues to increase as Optio adds to its over 5,000 member customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenues from licenses represented 37% of total revenue in both the three months ended July 31, 2003 and 2002.

Costs of Revenues

Total costs of revenues decreased 32% to $1.6 million from $2.3 million in the three months ended July 31, 2003 and 2002, respectively.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses as a percentage of revenue remained consistent between the three months ended July 31, 2003 and 2002.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other for the three months ended July 31, 2003 decreased 33% to $1.5 million from $2.2 million in the three months ended July 31, 2002. With a large emphasis on increasing utilization rates of our outsourcers and personnel, Optio has been able to cut labor costs associated with its consulting department. The cost of outsourcers declined from $435,000 in the three months ended July 31, 2002 to $318,000 in the three months ended July 31, 2003. In addition, Optio down-sized its internal consulting and support staff from 47 employees as of July 31, 2002 to 43 employees as of July 31, 2003. In the three months ended July 31, 2002, management and other administrative positions were eliminated to boost utilization, thus significantly increasing severance costs during that quarter. Finally, with a decreased headcount, overhead and other general expenses, such as travel expenses, have seen a decrease of approximately $300,000.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 36% to $2.4 million from $3.7 million for the three months ended July 31, 2003 and 2002, respectively. Sales and marketing expenses were 35% and 50%, respectively, of total revenue for the same periods. Optio’s sales and marketing staff was reduced to 47 employees at July 31, 2003 from 52 employees at July 31, 2002. In addition, salaries for the three months ended July 31, 2002 were inflated by severance of approximately $170,000 related to the termination of some marketing management positions. In addition to salary savings realized by reduced staff, Optio realized cost savings from having fewer employees, including reduced travel expenses and lower commissions, equating to over $450,000 between the two periods. Finally, Optio eliminated approximately $50,000 of advertising and marketing expenses related to trade shows and other advertising and approximately $85,000 in sales training expenses between the three months ending July 31, 2002 and the three months ended July 31, 2003.

Research and Development

Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses decreased 9% to $1.0 million for the three months ended July 31, 2003 from $1.1 million for the three months ended July 31, 2002. During the three months ended July 31, 2002, Optio made use of outsourcers that had assisted with the development of its MedexFlex, OptioFax 4.0 and

e.ComIntegrate 7.7 products in an effort to speed their introduction to the market. This use of outsourcers created an additional $75,000 of expense during those three months. No outsourcers were used during the three months ended July 31, 2003. In addition, the research and development staff has decreased in size through attrition from 44 employees as of July 31, 2002 to 40 employees as of July 31, 2003.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses decreased 34% to $1.2 million from $1.8 million for the three months ended July 31, 2003 and 2002, respectively. These expenses represent 17% and 24%, respectively, of total revenue for the same periods. Optio reduced its general and administrative staff from 18 to 15 employees between the two periods. This reduction in staff included two executive management positions, creating an approximate $78,000 salary savings. In addition, primarily as a result of reduced legal fees incurred in ongoing litigation, Optio significantly reduced legal and accounting and auditing fees between the two periods, resulting in approximately $180,000 in savings. Finally, with a concerted effort to terminate unnecessary business expenses, Optio was able to save approximately $75,000 in office expenses between the two periods.

Depreciation and Amortization

Depreciation and amortization expense decreased to $142,000 from $235,000 for the three months ended July 31, 2003 and 2002, respectively. This decrease is due to a greater number of Optio’s fixed assets becoming fully depreciated during the three months ended July 31, 2003.

Interest Income

Interest income decreased to $42,000 from $62,000 in the three months ended July 31, 2003 and 2002, respectively, primarily the result of lower interest rates.

Interest Expense

Interest expense decreased to $5,000 from $8,000 in the three months ended July 31, 2003 and 2002, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

Six Months Ended July 31, 2003 Compared to Six Months Ended July 31, 2002

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Six Months Ended July 31,
	2002	2003
Revenue:
License fees	38%	35%
Services, maintenance and other	62	65

Total revenue	100	100

Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	2
Services, maintenance and other	32	23

Total cost of revenue	34	25

	66	75
Operating expenses:
Sales and marketing	50	36
Research and development	17	15
General and administrative	25	17
Depreciation and amortization	3	3

Total operating expenses	95	71

Income (loss) from operations	(29)	4
Interest and other income	1	1
Income tax benefit	3	1

Income (loss) from continuing operations	(25)	6
Income (loss) from discontinued operations	—	—

Net income (loss)	(25)%	6%

Revenues

Total revenues decreased 7% to $13.2 million from $14.2 million for the six months ended July 31, 2003 and 2002, respectively.

License fees

Revenues from software licenses decreased 15% to $4.6 million from $5.4 million for the six months ended July 31, 2003 and 2002, respectively. Management believes that the primary reason for the decline in revenues from license fees over the previous year was attributable to the continued weak economy. While many companies continue to implement cost control measures, Optio has seen a slight increase in spending in the healthcare market, primarily surrounding Optio’s new product introduced in January 2004, Medex. Approximately 37% of Optio’s United States software sales came from the healthcare market during the six months ended July 31, 2003, higher than our historical 20-25%. License fee revenues from Optio’s European division decreased from $884,000 in the six months ended July 31, 2002, representing 16% of total software license revenue, to $693,000 in the six months ended July 31, 2003, representing 15% of total software license revenue.

Approximately $1.6 million of Optio’s software license revenue during the six months ended July 31, 2003 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing

36% of license revenue for Optio. During the six months ended July 31, 2002, Optio generated $1.6 million of its software license revenue through partners, representing 30% of Optio’s license revenue. This increase is partially attributed to sales of Optio’s Medex product to an OEM partner.

Services, maintenance and other

Revenues from services, maintenance and other decreased to $8.6 million in the six months ended July 31, 2003 from $8.8 million in same period of the prior year. Services revenue decreased to $3.4 million for the six months ended July 31, 2003 from $3.9 million in the six months ended July 31, 2002. Optio’s services revenue declined as a result of declining license revenue, creating fewer services engagements. Maintenance revenue increased $500,000 to $5.3 million in the six months ended July 31, 2003 from $4.8 million in the six months ended July 31, 2002. Maintenance revenue continues to increase as Optio adds to its over 5,000 member customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenues from licenses represented 35% and 38% of total revenue for the six months ended July 31, 2003 and 2002, respectively. As Optio’s license revenue began to decline, maintenance revenue, and to some extent services revenue, became a greater percentage of total revenue.

Costs of Revenues

Total costs of revenues decreased 31% to $3.3 million from $4.8 million in the six months ended July 31, 2003 and 2002, respectively.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses as a percentage of revenue remained consistent between the six months ended July 31, 2003 and 2002.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other for the six months ended July 31, 2003 decreased 32% to $3.1 million from $4.5 million in the six months ended July 31, 2002. With a large emphasis on increasing utilization rates of our outsourcers and personnel, Optio has been able to cut labor costs associated with its consulting department. The cost of outsourcers declined from $1.0 million in the six months ended July 31, 2002 to $729,000 in the six months ended July 31, 2003. In addition, Optio down-sized its internal consulting and support staff from 47 employees as of July 31, 2002 to 43 employees as of July 31, 2003. In the three months ended July 31, 2002, management and other administrative positions were eliminated to boost utilization, thus significantly increasing severance costs during that quarter. Finally, with a decreased headcount, overhead and other general expenses, such as travel expenses, have seen a decrease of approximately $550,000 compared to the six months ended July 31, 2002.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 33% to $4.7 million from $7.1 million for the six months ended July 31, 2003 and 2002, respectively. Sales and marketing expenses were 36% and 50%, respectively, of total revenue for the same periods. Optio’s sales and marketing staff was reduced to 47 employees at July 31, 2003 from 52 employees at July 31, 2002. In addition to salary savings realized by reduced staff, Optio realized cost savings from having fewer employees, including reduced travel expenses and lower commissions, equating to over $800,000 between the two periods. Both the six months ended July 31, 2003 and 2002 reflected severance charges for certain sales and marketing management. Severance charges in the six months ended July 31, 2002 were approximately $170,000 while severance charges in the six months ended July 31, 2003 were approximately $130,000. Finally, Optio eliminated approximately $120,000 of advertising and marketing expenses related to trade shows and other advertising and approximately $85,000 in sales training expenses between the six months ending July 31, 2002 and the six months ended July 31, 2003.

Research and Development

Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses decreased 16% to $2.0 million for the six months ended July 31, 2003 from $2.4 million for the six months ended July 31, 2002. During the six months ended July 31, 2002, Optio made use of outsourcers that had assisted with the development of its MedexFlex, OptioFax 4.0 and e.ComIntegrate 7.7 products in an effort to speed their introduction to the market. This use of outsourcers created an additional $285,000 of expense during those six months. No outsourcers were used during the six months ended July 31, 2003. In addition, the research and development staff has decreased in size through attrition from 44 employees as of July 31, 2002 to 40 employees as of July 31, 2003.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses decreased 36% to $2.3 million from $3.6 million for the six months ended July 31, 2003 and 2002, respectively. These expenses represent 17% and 25%, respectively, of total revenue for the same periods. Optio reduced its general and administrative staff from 18 to 15 employees between the two periods. This reduction in staff included two executive management positions, creating over $200,000 in salary savings. In addition, primarily as a result of reduced legal fees incurred in ongoing litigation, Optio significantly reduced legal and accounting and auditing fees between the two periods, resulting in approximately $380,000 in savings. Finally, with a concerted effort to terminate unnecessary business expenses, Optio was able to save approximately $75,000 in office expenses between the two periods.

Depreciation and Amortization

Depreciation and amortization expense decreased to $321,000 from $472,000 for the six months ended July 31, 2003 and 2002, respectively. This decrease is due to a greater number of Optio’s fixed assets becoming fully depreciated during the six months ended July 31, 2003.

Interest Income

Interest income decreased to $91,000 from $123,000 in the six months ended July 31, 2003 and 2002, respectively, primarily the result of lower interest rates.

Interest Expense

Interest expense decreased to $8,000 from $20,000 in the six months ended July 31, 2003 and 2002, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $4.0 million in cash and cash equivalents at both July 31, 2003 and 2002.

The following table sets forth certain selected statements of cash flow information for the six months ended July 31, 2003:

Net cash provided by operations	$159,000
Net cash used in investing activities	(4,000)
Net cash used in financing activities	(73,000)
Net increase in cash and cash equivalents	101,000

Cash provided by operations was primarily the result of $839,000 in net income, including a $151,000 income tax refund, plus a $321,000 add-back of non-cash depreciation and amortization expense, offset primarily by changes in working capital resulting in a $874,000 outflow of cash. The major component of such working capital changes was the Company’s use of funds to pay down accounts payable and accrued expenses by approximately $2.1 million, including $875,000 paid for the settlement of one of Optio’s lawsuits. This was partially offset by a settlement reimbursement of $750,000 received from Optio’s insurance company. In addition, Optio’s prepaids and other assets decreased by $380,000, primarily resulting from the repayment of approximately $100,000 on Optio’s note receivable from M2. In investing activities, Optio received $83,000 in payments on receivables from an officer. These receipts were offset by disbursements of $87,000 for the purchase of property and equipment in the ordinary course of business. Optio’s financing activities included payments of capital lease obligations of $78,000, offset by receipts of $5,000 from the exercise of stock options.

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

Management believes that the existing cash and cash equivalents, together with Optio’s line of credit, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. Optio has no current plans for significant capital expenditure or acquisitions and is focusing on returning to and maintaining profitability. Although not anticipated, a dramatic decrease in demand for Optio’s products or services, or a dramatic change in technology related to Optio’s products or services offered, could have a negative impact on Optio’s liquidity. This risk may include the potential for Optio to not meet its debt covenant requirements, making any borrowings under the line of credit unavailable.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment to SFAS 123. SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provide for additional transition methods are effective for fiscal years ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the fiscal year ended January 31, 2003. The Company did not adopt the fair value methodology of SFAS 148.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The application of the requirements of SFAS 150 did not have any impact on the financial position, results of operations or cash flows of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of July 31, 2003, Optio, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Optio’s disclosure controls and procedures are effective in ensuring that material information relating to Optio, including its consolidated subsidiaries, is made known to them by others within the organization, particularly during the period in which this quarterly report was being prepared. There were no significant changes in Optio’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Optio is from time to time involved in routine litigation incidental to the conduct of its business.

On June 19, 2001, a lawsuit styled Wagner, et al v. Optio Software, Inc., was filed in the United States District Court for the Southern District of Ohio, Western Division, Case No. C-1-01-406 and later amended to include a corporate officer as a defendant. The lawsuit, filed by 19 shareholders of the now bankrupt company known as Prograde Technologies, Inc. (“PTI”), alleged breach of contract, promissory estoppel and promissory fraud arising out of the termination by Optio of negotiations of a possible merger with PTI. The plaintiffs were seeking compensatory damages of an unspecified amount, but in excess of $1.0 million, as well as punitive damages in excess of $10.0 million, reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. Optio counterclaimed against two of the plaintiffs for failure to pay on a guarantee on a promissory note. On July 21, 2003, the parties executed a Settlement Agreement and Mutual General Release. The settlement included the release by PTI’s trustee in bankruptcy of all claims against the plaintiffs, the Company and a Company officer and a non-appealable order approving the release of the trustee’s claims by the bankruptcy court. Under the terms of the settlement, Optio paid a total of $875,000 and received immediate reimbursement from its insurer of $750,000. Both parties were required to release all claims each may have in the PTI bankruptcy in exchange for a reciprocal release from the bankruptcy trustee. The Company had previously recorded a liability for the settlement and a receivable for the amount to be contributed by the insurance carrier, after which settlement was made on July 21, 2003.

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

On April 8, 2003, a lawsuit styled Donald K. Dunaway v. Optio Software, Inc. was filed in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida. The compliant was filed by a former employee of Optio claiming that he is entitled to certain unpaid commissions earned while employed at Optio. The lawsuit was removed to Federal District Court in the Middle District of Florida, Orlando Division by Optio.

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

Management believes that it has meritorious defenses in the foregoing matters and intends to pursue its positions vigorously. Litigation is inherently subject to many uncertainties; however, management does not believe that the outcome of these cases will have a material adverse effect on the financial position of Optio. However, depending on the amount and timing of an unfavorable resolution of a contingency, it is possible that Optio’s future results of operations or cash flows could be materially affected.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Optio held its Annual Meeting of Shareholders on June 25, 2003. There were present at the Annual Meeting, in person or by proxy, holders of 18,095,099 shares of common stock entitled to vote. The following directors were elected and qualified, with the vote for each director being reflected below:

Name	Term	Votes For	Votes Withheld
C. Wayne Cape	Class I term to expire on the date of the annual meeting of shareholders to be held in 2006	18,034,004	61,095

Steven E. Kaye	Class I term to expire on the date of the annual meeting of shareholders to be held in 2006	18,031,928	63,171

The directors holding office on the date of the meeting whose term had not expired remained in office. Such directors were David Leach, Ronald G. Diener, G. Robert Beck and F. Barron Hughes. However, subsequent to the June 25, 2003 shareholders’ meeting, Steven E. Kaye accepted a position with the Company effective July 1, 2003 and resigned as a director as of July 1, 2003.

The appointment of BDO Seidman, LLP as Optio Software, Inc.’s independent public accountants for the fiscal year ending January 31, 2004, was ratified with 18,073,989 affirmative votes cast, 14,669 negative votes cast and 6,441 abstentions.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Employment Agreement, by and between Optio Software, Inc. and C. Wayne Cape.

10.2	Third Loan Modification Agreement, dated as of June 4, 2003, by and between Silicon Valley Bank and Optio Software, Inc.

31.1	Certification by C. Wayne Cape, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Caroline Bembry, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by C. Wayne Cape, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Caroline Bembry, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Compliance Statements for Forward Looking Statements.

(b) Reports on Form 8-K

(a	)	A form 8-K was filed on May 2, 2003 to furnish the Company’s fourth quarter and fiscal year 2003 earnings press release and corrected earnings press release dated May 1, 2003 and May 2, 2003, respectively.

(b	)	A form 8-K was filed on June 2, 2003 to furnish the Company’s first quarter ended April 30, 2003 earnings press release dated May 29, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of September 2003.

OPTIO SOFTWARE, INC.

By:	/s/ C. WAYNE CAPE
C. Wayne Cape
President and Chief Executive Officer

By:	/s/ CAROLINE BEMBRY
Caroline Bembry
Chief Financial Officer