Form 10-Q
period 2003-10-31
OPTIO SOFTWARE INC
filed 2003-12-08
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 19,232,264 shares of the Registrant’s common stock outstanding as of December 4, 2003.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended October 31, 2003

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable and notes receivable, fluctuations in operating results because of acquisitions or dispositions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability in developing new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to this Quarterly Report on Form 10-Q. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the latest Annual Report on Form 10-K that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2003	October 31, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,902,000	$4,374,000
Accounts receivable, net	4,112,000	3,768,000
Prepaid expenses and other current assets	765,000	215,000
Receivable on insurance claim	750,000	—
Notes receivable from related party	90,000	5,000
Current portion of note receivable	101,000	310,000

Total current assets	9,720,000	8,672,000
Property and equipment, net	912,000	592,000
Other assets:
Note receivable, net, less current portion	3,571,000	2,448,000
Other	240,000	120,000

Total assets	$14,443,000	$11,832,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,656,000	$658,000
Accrued expenses	2,782,000	1,941,000
Accrued settlement of lawsuit	875,000	—
Notes payable	53,000	—
Current portion of capital lease obligations	65,000	74,000
Deferred revenue	5,849,000	5,625,000

Total current liabilities	11,280,000	8,298,000
Capital lease obligations, less current portion	167,000	110,000
Deferred revenue	92,000	—
Other long-term liabilities	130,000	101,000

Total liabilities	11,669,000	8,509,000
Shareholders’ equity:
Common stock	50,264,000	50,272,000
Accumulated deficit	(47,455,000)	(46,971,000)
Accumulated other comprehensive loss (gain)	(35,000)	22,000

Total shareholders’ equity	2,774,000	3,323,000

Total liabilities and shareholders’ equity	$14,443,000	$11,832,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended October 31,
	2002	2003
Revenue:
License fees	$2,577,000	$2,052,000
Services, maintenance, and other	4,517,000	4,326,000

	7,094,000	6,378,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	104,000	59,000
Services, maintenance, and other	1,746,000	1,521,000

	1,850,000	1,580,000

	5,244,000	4,798,000
Operating expenses:
Sales and marketing	2,929,000	2,119,000
Research and development	1,015,000	978,000
General and administrative	1,529,000	1,076,000
Impairment of M2 Systems note receivable	—	900,000
Depreciation and amortization	232,000	122,000

	5,705,000	5,195,000

Loss from operations	(461,000)	(397,000)
Other income (expense):
Interest income	57,000	41,000
Interest expense	(10,000)	(5,000)
Other	(12,000)	4,000

	35,000	40,000
Loss before income taxes	(426,000)	(357,000)
Income tax benefit	—	—

Net loss	$(426,000)	$(357,000)

Net loss per share—basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding—basic and diluted	19,127,498	19,214,942

Comprehensive loss:
Net loss	$(426,000)	$(357,000)
Foreign currency translation adjustment	(4,000)	35,000

Comprehensive loss	$(430,000)	$(322,000)

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Nine Months Ended October 31,
	2002	2003
Revenue:
License fees	$7,983,000	$6,635,000
Services, maintenance, and other	13,292,000	12,967,000

	21,275,000	19,602,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	362,000	285,000
Services, maintenance, and other	6,261,000	4,592,000

	6,623,000	4,877,000

	14,652,000	14,725,000
Operating expenses:
Sales and marketing	10,039,000	6,858,000
Research and development	3,390,000	2,969,000
General and administrative	5,097,000	3,367,000
Impairment of M2 Systems note receivable	—	900,000
Depreciation and amortization	704,000	443,000

	19,230,000	14,537,000

Income (loss) from operations	(4,578,000)	188,000
Other income (expense):
Interest income	179,000	132,000
Interest expense	(30,000)	(13,000)
Other	23,000	31,000

	172,000	150,000
Income (loss) before income taxes and loss from discontinued operations	(4,406,000)	338,000
Income tax benefit	485,000	146,000

Income (loss) from continuing operations	(3,921,000)	484,000
Loss from discontinued operations	(43,000)	—

Net income (loss)	$(3,964,000)	$484,000

Income (loss) per share from continuing operations—basic	$(0.21)	$0.03

Income (loss) per share from continuing operations—diluted	$(0.21)	$0.02

Loss per share from discontinued operations—basic and diluted	$0.00	$0.00

Net income (loss) per share—basic	$(0.21)	$0.03

Net income (loss) per share—diluted	$(0.21)	$0.02

Weighted average shares outstanding—basic	18,907,112	19,174,225

Weighted average shares outstanding—diluted	18,907,112	20,956,617

Comprehensive loss:
Net income (loss)	$(3,964,000)	$484,000
Foreign currency translation adjustment	164,000	57,000

Comprehensive income (loss)	$(3,800,000)	$541,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2003	19,127,498	$50,264,000	$(47,455,000)	$(35,000)	$2,774,000
Comprehensive income, net of tax:
Net income	—	—	484,000	—	484,000
Foreign currency translation adjustment	—	—	—	57,000	57,000

Comprehensive income					541,000
Exercise of stock options	104,766	8,000	—	—	8,000

Balance at October 31, 2003	19,232,264	$50,272,000	$(46,971,000)	$22,000	$3,323,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(3,964,000)	$484,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	704,000	443,000
Provision for doubtful accounts	(182,000)	(193,000)
Impairment of M2 note receivable	—	900,000
Loss on disposal of property and equipment	56,000	3,000
Non-cash compensation and interest	5,000	—
Changes in operating assets and liabilities:
Accounts receivable	1,806,000	642,000
Prepaid expenses and other current assets	(86,000)	662,000
Receivable from insurance claim	—	750,000
Accounts payable	(281,000)	(1,030,000)
Accrued expenses	(119,000)	(905,000)
Accrued settlement of lawsuit	—	(875,000)
Income taxes payable	—	8,000
Deferred revenue	(690,000)	(342,000)

Net cash provided by (used in) operating activities	(2,751,000)	547,000
Cash flows from investing activities:
Proceeds from the sale of marketable securities	210,000	—
Purchases of property and equipment	(240,000)	(112,000)
Repayment of notes receivable	180,000	14,000
Repayments from related parties under notes receivable	38,000	84,000

Net cash (used in) provided by investing activities	188,000	(14,000)
Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(64,000)	(101,000)
Proceeds from exercise of stock options	101,000	9,000

Net cash provided by (used in) financing activities	37,000	(92,000)
Impact of foreign currency rate fluctuations on cash	118,000	31,000
Net increase (decrease) in cash and cash equivalents	(2,408,000)	472,000
Cash and cash equivalents at beginning of period	5,378,000	3,902,000

Cash and cash equivalents at end of period	$2,970,000	$4,374,000

Supplemental disclosures of cash flow information:
Cash paid/refunded during the year for:
Interest paid	$8,000	$28,000

Income taxes refunded	$485,000	$150,000

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2003, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 1, 2003. Results of operations for the three and nine months ended October 31, 2003 are not necessarily indicative of the results for the year ending January 31, 2004.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The application of the requirements of SFAS 150 did not have any impact on the financial position, results of operations or cash flows of the Company.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company has not identified any variable interest entities. The application of FIN 46 did not have any impact on the Company’s consolidated financial statements.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)—(Continued)

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

Based on the additional disclosure requirements of SFAS 148, Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to SFAS 123, the following illustrates the assumptions and the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123.

Pro forma information regarding net income or loss required by SFAS 123 Accounting for Stock-Based Compensation, requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the three months ended October 31, 2002 and 2003 and the nine months ended October 31, 2002 and 2003: risk-free interest rates of 3.42% and 3.90% for the three months ended October 31, 2002 and October 31, 2003, respectively; risk-free interest rates of 4.66% and 3.51% for the nine months ended October 31, 2002 and October 31, 2003, respectively; no dividend yield; volatility of 170% for the three and nine months ended October 31, 2002 and 162% for the three and nine months ended October 31, 2003; and an expected life of the options of 7.61 years for the three and nine months ended October 31, 2002 and 7.54 years for the three and nine months ended October 31, 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the three months ended October 31, 2002 and 2003 equaled $0.25 and $0.77 per share, respectively. The weighted-average fair value of options granted during the nine months ended October 31, 2002 and 2003 equaled $0.56 and $0.61 per share, respectively. The Company’s pro forma information as determined using the fair value method of accounting under SFAS 123, was as follows:

	Three Months Ended October 31,
	2002	2003
Net loss as reported	$(426,000)	$(357,000)
Deduct: Compensation cost using the fair value method	(181,000)	(190,000)

Pro forma net loss	$(607,000)	$(547,000)

Net loss per share as reported—basic and diluted	(0.02)	(0.02)
Pro forma net loss per share—basic and diluted	(0.03)	(0.03)

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)—(Continued)

	Nine Months Ended October 31,
	2002	2003
Net income (loss) as reported	$(3,964,000)	$484,000
Add: Compensation cost reported using the intrinsic value method	12,000	—
Deduct: Compensation cost using the fair value method	(560,000)	(521,000)

Pro forma net loss	$(4,512,000)	$(37,000)

Net income (loss) per share as reported—basic	(0.21)	0.03
Net income (loss) per share as reported—diluted	(0.21)	0.02
Pro forma net loss per share—basic and diluted	(0.24)	0.00

3. Discontinued Operations

On March 27, 2000, the Company acquired all the outstanding shares of Muscato and substantially all of the assets of TransLink, an affiliate of Muscato. Subsequently, on December 4, 2001, the Company sold its Muscato and TransLink business units to M2 Systems Corporation (“M2 Systems”), a company owned by certain of the former shareholders of Muscato and TransLink. The stock of Muscato was sold for consideration of $250,000 cash, a $3.25 million promissory note, and the retirement of the long-term notes in the aggregate amount of $8.9 million in principal and interest related to the original purchase of Muscato. The assets of the TransLink business unit were sold for a $750,000 promissory note. These two notes were subsequently consolidated into a single $3,640,000 promissory note.

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

There were no revenues included in discontinued operations for the three and nine months ended October 31, 2002. There was no pre-tax loss included in the three months ended October 31, 2002. Pre-tax loss included in discontinued operations for the nine months ended October 31, 2002 was $43,000. There were no discontinued operations for the three and nine months ended October 31, 2003.

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

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)—(Continued)

The following tables sets forth the computation of net income (loss) per share:

	Three months ended October 31,
	2002	2003
Net loss	$(426,000)	$(357,000)

Weighted average shares outstanding—basic	19,127,498	19,214,942
Dilutive stock options	—	—

Weighted average shares outstanding—diluted	19,127,498	19,214,942

Net loss per share—basic and diluted	$(0.02)	$(0.02)

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	1,378,544	2,656,108

	Nine months ended October 31,
	2002	2003
Net income (loss)	$(3,964,000)	$484,000

Weighted average shares outstanding—basic	18,907,112	19,174,225
Dilutive stock options	—	1,782,392

Weighted average shares outstanding—diluted	18,907,112	20,956,617

Net income (loss) per share—basic	$(0.21)	$0.03

Net income (loss) per share—diluted	$(0.21)	$0.02

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	1,533,009	—

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

The Company previously reported three geographic segments, with the current “Other” segment representing Australia. Effective September 2002, the Company’s Australian office was closed. Segment information for the nine months ended October 31, 2002 has been restated to classify the Australian segment as “Other”. Revenues are attributable to each segment based on the location of its subsidiary.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)—(Continued)

Segment information for the nine months ended October 31, 2002 and 2003 is summarized below.

Nine Months ended October 31, 2002	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$6,605,000	$1,322,000	$56,000	$7,983,000	$—	$7,983,000
Services, maintenance and other	11,688,000	1,549,000	55,000	13,292,000	—	13,292,000
Inter-segment revenue	328,000	118,000	—	446,000	(446,000)	—

Total revenue	18,621,000	2,989,000	111,000	21,721,000	(446,000)	21,275,000
Interest income	178,000	1,000	—	179,000	—	179,000
Interest expense	26,000	—	4,000	30,000	—	30,000
Depreciation and amortization	643,000	57,000	4,000	704,000	—	704,000
Income tax benefit	485,000	—	—	485,000	—	485,000
Segment loss before income taxes and loss from discontinued operations	(3,216,000)	(922,000)	(268,000)	(4,406,000)	—	(4,406,000)
Segment net loss including loss from discontinued operations	(2,774,000)	(922,000)	(268,000)	(3,964,000)	—	(3,964,000)

Nine Months ended October 31, 2003	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$5,726,000	$909,000	$—	$6,635,000	$—	$6,635,000
Services, maintenance and other	11,160,000	1,799,000	8,000	12,967,000	—	12,967,000
Inter-segment revenue	217,000	83,000	—	300,000	(300,000)	—

Total revenue	17,103,000	2,791,000	8,000	19,902,000	(300,000)	19,602,000
Interest income	132,000	—	—	132,000	—	132,000
Interest expense	13,000	—	—	13,000	—	13,000
Depreciation and amortization	392,000	51,000	—	443,000	—	443,000
Income tax benefit (expense)	151,000	(5,000)	—	146,000	—	146,000
Segment income (loss) before income taxes	806,000	(474,000)	6,000	338,000	—	338,000
Segment net income (loss)	957,000	(479,000)	6,000	484,000	—	484,000

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

8. Note Receivable

As further explained in Notes 3 and 5 of the Notes to Consolidated Financial Statements included in Optio’s Annual Report on Form 10-K, Optio holds a note receivable from M2 Systems as consideration for the sale of Muscato and Translink. At October 31, 2003, the principal balance due Optio was $3,658,000. Accrued interest receivable of $10,000 is included in other current assets.

Under the terms of this note, M2 Systems was required to make a payment of $100,000 on September 1, 2003. M2 Systems failed to make this payment and Optio formally notified M2 Systems of its failure to pay on September 9, 2003. M2 Systems had thirty days from the date of this notification to make such payment, or it would be an event of default under the note. M2 Systems made the required payment, including all interest and penalties, on October 8, 2003.

Under the terms of the Note, the next payment required to be made by M2 Systems was $100,000 on December 1, 2003. M2 Systems failed to make this payment and Optio formally notified M2 Systems of its failure to pay on December 2, 2003. M2 Systems will have thirty days from the date of this notification to make such payment, or it will be an event of default under the note. Optio intends to take action as allowed under the promissory note and security documents upon an event of default.

M2 Systems’ failure to make timely payments indicates that it is probable that Optio will be unable to collect all amounts due according to the contractual terms of the note. The loan is thus considered

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)—(Continued)

impaired and should be valued at the fair value of the collateral. Management has used its judgment to assess the collateral for the note, including the technology which could be sold or used, the maintenance contracts which could be sold or supported, and the other assets of the company, including accounts receivable and fixed assets, which could be collected or sold. The collateral was estimated to have a value of $2.8 million, thus Optio has recorded an impairment charge of $900,000 during the three months ended October 31, 2003. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to Optio, Optio would incur an additional loss of $2.8 million.

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

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio previously had an office in Australia; however, this office was closed in September 2002. Optio also offers consulting services, which provide customers with implementation assistance and training. As of October 31, 2003, Optio had over 5,000 customers worldwide using Optio’s software and services. No single customer accounted for 10% or more of Optio’s revenue for the three and nine months ended October 31, 2003.

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

Note Receivable

Optio holds a note from M2 Systems as consideration for the sale of Muscato and TransLink. Under the terms of this note, M2 Systems was required to make a payment of $100,000 on September 1, 2003. M2 Systems failed to make this payment and Optio formally notified M2 Systems of its failure to pay on September 9, 2003. M2 Systems had thirty days from the date of this notification to make such payment, or it will be an event of default. M2 Systems made the required payment, including all interest and penalties, on October 8, 2003.

Under the terms of the note, the next payment required to be made by M2 Systems was $100,000 on December 1, 2003. M2 Systems failed to make this payment and Optio formally notified M2 Systems of its failure to pay on December 2, 2003. M2 Systems will have thirty days from the date of this notification to make such payment, or it will be an event of default under the note. Optio intends to take action as allowed under the promissory note and security documents upon an event of default.

M2 Systems’ failure to make timely payments indicates that it is probable that Optio will be unable to collect all amounts due according to the contractual terms of the note. The loan is thus considered impaired and should be valued at the fair value of the collateral. Management has used its judgment to assess the collateral for the note, including the technology which could be sold or used, the maintenance contracts which could be sold or supported, and the other assets of the company, including accounts receivable and fixed assets, which could be collected or sold. The collateral was estimated to have a value of $2.8 million, thus Optio has recorded an impairment charge of $900,000 during the three months ended October 31, 2003. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to Optio, Optio would incur an additional loss of $2.8 million.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended October 31,
	2002	2003
Revenue:
License fees	36%	32%
Services, maintenance and other	64	68

Total revenue	100	100

Costs of revenue (excluding depreciation and amortization, included below):
License fees	1	1
Services, maintenance and other	25	24

Total cost of revenue	26	25

	74	75
Operating expenses:
Sales and marketing	41	33
Research and development	14	15
General and administrative	22	17
Impairment of M2 note receivable	—	14
Depreciation and amortization	3	2

Total operating expenses	80	81

Loss from operations	(6)	(6)
Interest and other income	—	1
Income tax benefit	—	—

Net loss	(6)%	(5)%

Revenues

Total revenues decreased 10% to $6.4 million from $7.1 million for the three months ended October 31, 2003 and 2002, respectively.

License fees

Revenues from software licenses decreased 20% to $2.1 million from $2.6 million for the three months ended October 31, 2003 and 2002, respectively. Over the previous quarters, Optio has continued to feel the affects of pricing pressure resulting from tighter corporate spending. As a result, Optio has seen a slight decline in its average sale price. This pricing pressure, combined with a challenging economy, has contributed to the decline in revenue this quarter. As in the first half of fiscal year 2003, healthcare appears to be a market that continues to spend on technology. Optio has seen improvement in this market with the introduction of our Medex product. Approximately 36% of Optio’s United States software sales came from the healthcare market during the three months ended October 31, 2003, down from the 46% generated in the first quarter, but up from the 32% generated in the second quarter, and still above our historical 20-25%. License fee revenues from Optio’s European division decreased from $437,000 in the three months ended October 31, 2002, representing 17% of total software license revenue, to $216,000 in the three months ended October 31, 2003, representing 11% of total software license revenue.

Approximately $662,000 of Optio’s software license revenue during the three months ended October 31, 2003 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 30% of license revenue for Optio. During the three months ended October 31, 2002, Optio generated $814,000 of its software license revenue through partners, representing 32% of Optio’s license revenue.

Services, maintenance and other

Revenues from services, maintenance and other decreased to $4.3 million in the three months ended October 31, 2003 from $4.5 million in same period of the prior year. Services revenue decreased to $1.6 million for the three months ended October 31, 2003 from $2.0 million in the three months ended October 31, 2002. As Optio’s software revenue has declined, Optio has seen less contracted services dollars, resulting from both a smaller average deal size and tighter cost control on the part of Optio’s customers, thus less implementation services are purchased. Maintenance revenue increased $200,000 to $2.7 million in the three months ended October 31, 2003 from $2.5 million in the three months ended October 31, 2002. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenues from licenses represented 32% of total revenue in the three months ended October 31, 2003 and 36% of total revenue in the three months ended October 31, 2002. The decline in the license revenue as a percentage of total revenue is because while the license and consulting services revenue have declined, Optio has been able to maintain its maintenance revenue, making the license fee revenue a smaller percentage of the whole.

Costs of Revenues

Total costs of revenues decreased 15% to $1.6 million from $1.9 million in the three months ended October 31, 2003 and 2002, respectively.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses as a percentage of revenue remained relatively consistent between the three months ended October 31, 2003 and 2002.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other for the three months ended October 31, 2003 decreased 13% to $1.5 million from $1.7 million in the three months ended October 31, 2002. The cost of outsourcers, often used in the implementation of Optio’s products at customer sites, declined $268,000 from $613,000 in the three months ended October 31, 2002 to $345,000 in the three months ended October 31, 2003. With a large emphasis on increasing utilization rates of our internal personnel, Optio has been able to cut labor costs associated with its outside consultants. So, while the headcount has remained consistent between the quarters, utilization has been boosted, allowing us to decrease the cost of services, maintenance and other.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 28% to $2.1 million from $2.9 million for the three months ended October 31, 2003 and 2002, respectively. Sales and marketing expenses were 33% and 41%, respectively, of total revenue for the same periods. Although headcount between the two periods declined by only two people, there were savings of $500,000 in commissions and bonuses, primarily due to lower sales salaries and commissions resulting from declining revenues. With a conscious effort to decrease travel expenses, allowed through the use of technology such as web presentations, there were savings of over $50,000 in travel and related expenses between the two periods. Finally, Optio incurred approximately $90,000 less in marketing expenses in the three months ended October 31, 2003 than in the three months ended October 31, 2002. The reduction in marketing expenses resulted from a reduced trade show schedule and reduced website maintenance expenses.

Research and Development

Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses essentially remained unchanged, amounting to $1.0 million for both the three months ended October 31, 2003 and 2002, respectively. While research and development headcount declined by three between the two periods, increased salaries resulted in a net difference of less than $50,000. Other expenses remained relatively consistent between the two periods.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses decreased 30% to $1.1 million from $1.5 million for the three months ended October 31, 2003 and 2002, respectively. These expenses represent 17% and 22%, respectively, of total revenue for the same periods. Optio reduced its general and administrative headcount by four, resulting in salaries savings of approximately $75,000 between the two periods. In addition, Optio’s legal fees were reduced by $260,000 between the three moths ended October 31, 2002 and October 31, 2003. These savings were primarily the result of reduced legal fees incurred in Optio’s litigation procedures, plus a refund of approximately $75,000 from Optio’s insurer for legal fees paid in connection with the Prograde litigation. Additional savings of approximately $100,000 were achieved through reductions in accounting and tax fees, consulting fees, and other expenses.

Impairment of M2 Note Receivable

Optio currently holds a note receivable from M2 Systems with a principal and interest balance of $3.6 million. Under the terms of the note, M2 was required to make a payment of $100,000 on December 1, 2003. M2 failed to make such payment and, as such, Optio believes that an impairment charge to write-down the note receivable to the fair value of the collateral which supports the note is necessary. Management estimated that the value of the collateral was $2.8 million, requiring a $900,000 impairment charge in the three months ended October 31, 2003. Optio will continue to evaluate the value of the collateral securing the note receivable.

Depreciation and Amortization

Depreciation and amortization expense decreased to $122,000 from $232,000 for the three months ended October 31, 2003 and 2002, respectively. This decrease is due to a greater number of Optio’s fixed assets becoming fully depreciated during the three months ended October 31, 2003.

Interest Income

Interest income decreased to $41,000 from $57,000 in the three months ended October 31, 2003 and 2002, respectively, primarily the result of lower interest rates.

Interest Expense

Interest expense decreased to $5,000 from $10,000 in the three months ended October 31, 2003 and 2002, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

Nine Months Ended October 31, 2003 Compared to Nine Months Ended October 31, 2002

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Nine Months Ended October 31,
	2002	2003
Revenue:
License fees	38%	34%
Services, maintenance and other	62	66

Total revenue	100	100

Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	2
Services, maintenance and other	29	23

Total cost of revenue	31	25

	69	75
Operating expenses:
Sales and marketing	47	35
Research and development	16	15
General and administrative	24	17
Impairment of M2 note receivable	—	5
Depreciation and amortization	3	2

Total operating expenses	90	74

Income (loss) from operations	(21)	1
Interest and other income	1	1
Income tax benefit	2	—

Income (loss) from continuing operations	(18)	2
Income (loss) from discontinued operations	—	—

Net income (loss)	(18%)	2%

Revenues

Total revenues decreased 8% to $19.6 million from $21.2 million for the nine months ended October 31, 2003 and 2002, respectively.

License fees

Revenues from software licenses decreased 17% to $6.6 million from $8.0 million for the nine months ended October 31, 2003 and 2002, respectively. Management believes that the two primary reasons for the decline in revenues from license fees over the previous year are the continued weak economy and a decline in Optio’s average selling price. In recent quarters, Optio has experienced pricing pressures as companies continue to tighten capital spending, resulting in a slightly declining average selling price. While many companies continue to implement cost control measures, Optio has seen a slight increase in spending in the healthcare market, primarily surrounding Optio’s new product introduced in January 2004, Medex. Approximately 37% of Optio’s United States software sales came from the healthcare market during the nine months ended October 31, 2003, higher than our historical 20-25%. License fee revenues from Optio’s European division decreased from $1,322,000 in the nine months ended October 31, 2002, representing 17% of total software license revenue, to $909,000 in the nine months ended October 31, 2003, representing 14% of total software license revenue.

Approximately $2.3 million of Optio’s software license revenue during the nine months ended October 31, 2003 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 35% of license revenue for Optio. During the nine months ended October 31, 2002, Optio generated $2.5 million of its software license revenue through partners, representing 31% of Optio’s license revenue.

Services, maintenance and other

Revenues from services, maintenance and other decreased to $13.0 million in the nine months ended October 31, 2003 from $13.3 million in same period of the prior year. Services revenue decreased to $5.0 million for the nine months ended October 31, 2003 from $6.0 million in the nine months ended October 31, 2002. Optio’s services revenue declined as a result of declining license revenue, creating fewer services engagements. Maintenance revenue increased $700,000 to $8.0 million in the nine months ended October 31, 2003 from $7.3 million in the nine months ended October 31, 2002. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenues from licenses represented 34% and 38% of total revenue for the nine months ended October 31, 2003 and 2002, respectively. As Optio’s license revenue began to decline, maintenance revenue, and to some extent services revenue, became a greater percentage of total revenue.

Costs of Revenues

Total costs of revenues decreased 26% to $4.9 million from $6.6 million in the nine months ended October 31, 2003 and 2002, respectively.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses as a percentage of revenue remained consistent between the nine months ended October 31, 2003 and 2002.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other for the nine months ended October 31, 2003 decreased 27% to $4.6 million from $6.3 million in the nine months ended October 31, 2002. With a large emphasis on increasing utilization rates of our outsourcers and personnel, Optio has been able to cut labor costs associated with its consulting department. The cost of outsourcers declined from $1.6 million in the nine months ended October 31, 2002 to $1.1 million in the nine months ended October 31, 2003. In addition, Optio down-sized its internal consulting and support staff from a high of 58 employees in the nine months ended October 31, 2002 to 43 employees as of October 31, 2003, resulting in approximately $400,000 in salary savings. During fiscal year 2003, management and other administrative positions were eliminated to boost utilization, thus significantly increasing severance costs during the nine months ended October 31, 2002. Finally, with a decreased headcount, overhead and other general expenses, such as travel expenses, have seen a decrease of over $650,000 compared to the nine months ended October 31, 2002.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 32% to $6.9 million from $10.0 million for the nine months ended October 31, 2003 and 2002, respectively. Sales and marketing expenses were 35% and 47%, respectively, of total revenue for the same periods. Optio’s sales and marketing staff was reduced to a low of 41 employees during the nine months ended October 31, 2003 from a high of 58 employees in the nine months ended October 31, 2002, resulting in salary savings of approximately $1.4 million. In addition, the nine months ended October 31, 2002 included an additional $90,000 of severance expenses over the nine months ended October 31, 2003. In addition to salary savings realized by reduced staff, Optio realized cost savings from having fewer employees, including reduced travel expenses and lower commissions, equating to approximately $690,000 in savings between the two periods. Finally, Optio eliminated approximately $210,000 of advertising and marketing expenses related to trade shows and other advertising, approximately $200,000 in sales and marketing activities related to its Australian operation that was closed, and approximately $85,000 in sales training expenses between the nine months ending October 31, 2002 and the nine months ended October 31, 2003.

Research and Development

Research and development expenses consist primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses decreased 12% to $3.0 million for the nine months ended October 31, 2003 from $3.4 million for the nine months ended October 31, 2002. During the nine months ended October 31, 2002, Optio made use of outsourcers that had assisted with the development of its MedexFlex, OptioFax 4.0 and e.ComIntegrate 7.7 products in an effort to speed their introduction to the market. This use of outsourcers created an additional $285,000 of expense during those nine months. No outsourcers were used during the nine months ended October 31, 2003. In addition, the research and development staff has decreased in size through attrition, however increased salaries resulted in salary savings of only $186,000.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses decreased 34% to $3.4 million from $5.1 million for the nine months ended October 31, 2003 and 2002, respectively. These expenses represent 17% and 24%, respectively, of total revenue for the same periods. Optio reduced its general and administrative staff resulting in approximately $500,000 in salary savings between the two periods. In addition, primarily as a result of reduced legal fees incurred in ongoing litigation and a refund from Optio’s insurer of legal fees paid in excess of our policy related to the Prograde litigation, Optio significantly reduced legal and accounting and auditing fees between the two periods, resulting in approximately $580,000 in savings. Finally, with a concerted effort to terminate unnecessary business expenses, Optio was able to save over $200,000 in office expenses between the two periods.

Impairment of M2 Note Receivable

Optio currently holds a note receivable from M2 Systems Corporation (“M2”) with a principle and interest balance of $3.6 million. Under the terms of the note, M2 was required to make a payment of $100,000 on December 1, 2003. M2 failed to make such payment and, as such, Optio believed that an impairment charge to write-down the note receivable to the fair value of the collateral which supports the note was necessary. Management estimated that the value of the collateral was $2.8 million, requiring a $900,000 impairment charge in the three months ended October 31, 2003.

Depreciation and Amortization

Depreciation and amortization expense decreased to $443,000 from $704,000 for the nine months ended October 31, 2003 and 2002, respectively. This decrease is due to a greater number of Optio’s fixed assets becoming fully depreciated during the nine months ended October 31, 2003.

Interest Income

Interest income decreased to $132,000 from $179,000 in the nine months ended October 31, 2003 and 2002, respectively, primarily the result of lower interest rates.

Interest Expense

Interest expense decreased to $13,000 from $30,000 in the nine months ended October 31, 2003 and 2002, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

Income Tax Benefit

The income tax benefit for the nine months ended October 31, 2003 primarily represents a refund of approximately $160,000 received by Optio as a result of a tax law change allowing it to take advantage of greater tax loss carrybacks. This refund was partially offset by approximately $10,000 in income taxes paid for Optio’s foreign operations. The income tax benefit for the nine months ended October 31, 2002 represents a tax refund of $530,000 received by Optio as a result of similar tax law changes. This refund was partially offset by $45,000 in income taxes paid for Optio’s foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $4.4 million and $3.0 million in cash and cash equivalents at October 31, 2003 and 2002, respectively.

The following table sets forth certain selected statements of cash flow information for the nine months ended October 31, 2003:

Net cash provided by operations	$547,000
Net cash used in investing activities	(14,000)
Net cash used in financing activities	(92,000)
Net increase in cash and cash equivalents	472,000

Cash provided by operations was primarily the result of $1.4 million in net income, including a $151,000 income tax refund, plus a $443,000 add-back of non-cash depreciation and amortization expense, offset primarily by changes in working capital resulting in a $1.1 million outflow of cash. The major component of such working capital changes was the Company’s use of funds to pay down accounts payable and accrued expenses by approximately $2.8 million, including $875,000 paid for the settlement of one of Optio’s lawsuits. This was partially offset by a settlement reimbursement of $750,000 received from Optio’s insurance company. In addition, Optio’s prepaids and other assets decreased by $662,000, primarily resulting from the repayment of approximately $186,000 in interest on Optio’s note receivable from M2. Finally, Optio collected

$642,000 on its accounts receivable. In investing activities, Optio received $83,000 in payments on a receivable from an officer and $14,000 in principal on the note receivable from M2. These receipts were offset by disbursements of $112,000 for the purchase of property and equipment in the ordinary course of business. Optio’s financing activities included payments of capital lease obligations of $101,000, offset by receipts of $9,000 from the exercise of stock options.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003 the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The application of the requirements of SFAS 150 did not have any impact on the financial position, results of operations or cash flows of the Company.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company has not identified any variable interest entities and does not expect FIN 46 to have any effect on its consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of October 31, 2003, Optio, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Optio’s disclosure controls and procedures are effective in ensuring that material information relating to Optio, including its consolidated subsidiaries, is made known to them by others within the organization, particularly during the period in which this quarterly report was being prepared. There were no significant changes in Optio’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification by C. Wayne Cape, Chief Executive Officer, Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Caroline Bembry, Chief Financial Officer, Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by C. Wayne Cape, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.32.2

32.2	Certification by Caroline Bembry, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Compliance Statements for Forward Looking Statements.

(b) Reports on Form 8-K

(a)	A form 8-K was filed on August 27, 2003 to furnish the Company’s second quarter earnings press release dated August 27, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of December 2003.

OPTIO SOFTWARE, INC.

By:	/s/ C. WAYNE CAPE

C. Wayne Cape President and Chief Executive Officer

By:	/s/ CAROLINE BEMBRY

Caroline Bembry Chief Financial Officer