Form 10-K
period 2004-01-31
OPTIO SOFTWARE INC
filed 2004-04-21
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price for the Common Stock on July 31, 2003 as reported by the Over-the-Counter Bulletin Board, was approximately $8,405,165. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 19,454,614 shares of the Registrant’s common stock outstanding as of April 7, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

OPTIO SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2004

**	The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed not more than 120 days after January 31, 2004.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable and notes receivable, fluctuations in operating results because of acquisitions or dispositions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability in developing new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to this Annual Report on Form 10-K. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Annual Report on Form 10-K. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

Item 1. Business

Optio Software, Inc. (the “Company” or “Optio”), founded in 1981 as a Georgia corporation, provides infrastructure software and services that enhance the form, content, distribution and availability of business critical information. Our software allows information stored within or created by an organization’s wide range of enterprise systems, applications or databases to be captured, transformed and customized in formats according to the business needs of an organization’s customers, suppliers and partners. The information is then delivered to the appropriate destinations, which include print, fax, e-mail, wireless devices and the web. Optio’s software also allows information to be transformed into a wide variety of formats, languages and standards and enables customers to create customized documents, based on their specific business requirements. For example, customers can use our software to create and deliver customized business documents (invoices, purchase orders, packing slips, etc.) and business-to-business transactions around the globe by web, e-mail, fax or print. Optio’s solutions are non-intrusive and can be deployed without modifying the software or the business processes that created the original information. We reduce the cost and complexity of document-centric business processes while extending the value of existing technology investments.

We engage primarily in the development, sale and support of software for companies located principally in the United States and European regions. Optio was founded in 1981 and in Optio’s first 18 years, Optio’s primary business consisted of providing software and services that addressed organizations’ needs for customized information delivered via print, fax and e-mail to users of enterprise and healthcare applications. The type of solution that provides this functionality was traditionally known as a distributed output management solution.

In August 1998, Optio acquired Optio Software Europe, S.A., a software product distributor in Europe, providing Optio’s first entry into the European markets. Optio Software, Asia Pacific was established in May 1999, but was subsequently closed in September 2002.

In addition to its distributed output management solutions, in 1999 Optio began pursuing the e-business market created by the evolution of the internet. In September 1999, Optio introduced the first of its e.ComSeries of products,

Optio e.ComPresentTM, a browser-based software solution allowing document presentation to the web. In December 1999, Optio completed its initial public offering, raising $47.0 million in capital. In March 2000, Optio introduced its second product in the e.ComSeries of products, Optio e.ComIntegrate®. Also in March 2000, Optio purchased Muscato Corporation (“Muscato”) and TransLink Solutions Corporation (“Translink”), further expanding its breadth into the e-commerce market. Muscato offered a product, e.ComEngine, which enabled the real-time exchange of information between systems utilizing dissimilar formats and protocols. Unfortunately, Optio was unsuccessful in the integration of these two companies and subsequently disposed of the two companies and the e.ComEngine product in December 2001. Since the disposal of Muscato and Translink, Optio has focused on expanding its core products and increasing the capability of our integrated solutions.

Wholly-Owned Subsidiaries

Optio currently has two wholly-owned foreign subsidiaries, Optio Software Europe, S.A. (“Optio Europe”) and Optio Software, Asia Pacific, only one of which is active. Optio Europe, a software product distributor in Europe, was acquired in August 1998. This acquisition provided entry into European markets. Optio Europe is directly involved in the sales, marketing and support activities for Optio’s products throughout mainland Europe and the United Kingdom through its wholly-owned subsidiaries Optio Software Deutschland GmbH (“Optio Germany”), formed in December 2002, and Optio Software UK, Pvt. Limited (“Optio UK”). The office of Optio Software, Asia Pacific (“Optio Australia”) was closed in September 2002, however the Company continues to market in this region through resellers.

Segment Information

Optio is organized around geographic areas. Optio’s U.S. operations and Optio Europe represent Optio’s two reportable segments. Optio’s other foreign subsidiary is classified as “Other”. The foreign locations principally function as distributors of products developed by Optio in the United States. Optio attributes revenue to its operating segments based upon the location of the subsidiary originating the sale, which is typically the geographic location where the software is installed. The accounting policies, as described in the summary of significant accounting policies in Optio’s financial statements, are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

The Company previously reported four geographic segments, with the current Europe segment representing two segments, France and the United Kingdom and the current “Other” segment representing Australia. Segment information for the year ended January 31, 2002 has been restated to combine the previous France and United Kingdom segments into the Europe segment and to classify the Australian segment as “Other”.

Segment information for the years ended January 31, 2002, 2003 and 2004 is summarized below.

Year ended January 31, 2002	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$10,655,000	$1,816,000	$121,000	$12,592,000	$—	$12,592,000
Services, maintenance and other	16,138,000	1,976,000	114,000	18,228,000	—	18,228,000
Intersegment revenue	454,000	187,000	—	641,000	(641,000)	—

Total revenue	27,247,000	3,979,000	235,000	31,461,000	(641,000)	30,820,000
Interest income	231,000	42,000	—	273,000	—	273,000
Interest expense	91,000	12,000	—	103,000	—	103,000
Depreciation and amortization	1,325,000	81,000	11,000	1,417,000	—	1,417,000
Income tax expense	—	15,000	—	15,000	—	15,000
Segment net loss including loss from discontinued operations	(27,708,000)	(290,000)	(428,000)	(28,426,000)	—	(28,426,000)
Total segment assets	19,084,000	3,380,000	288,000	22,752,000	(4,150,000)	18,602,000
Expenditures for long-lived assets	280,000	79,000	7,000	366,000	—	366,000

Year ended January 31, 2003	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,580,000	$1,809,000	$56,000	$10,445,000	$—	$10,445,000
Services, maintenance and other	15,217,000	2,098,000	64,000	17,379,000	—	17,379,000
Intersegment revenue	470,000	180,000	—	650,000	(650,000)	—

Total revenue	24,267,000	4,087,000	120,000	28,474,000	(650,000)	27,824,000
Interest income	230,000	2,000	1,000	233,000	—	233,000
Interest expense	47,000	—	4,000	51,000	—	51,000
Depreciation and amortization	835,000	81,000	4,000	920,000	—	920,000
Income tax benefit	(472,000)	(106,000)	—	(578,000)	—	(578,000)
Segment net loss including loss from discontinued operations	(3,435,000)	(1,150,000)	(257,000)	(4,842,000)	—	(4,842,000)
Total segment assets	15,735,000	2,689,000	133,000	18,557,000	(4,114,000)	14,443,000
Expenditures for long-lived assets	219,000	48,000	1,000	268,000	—	268,000

Year ended January 31, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,476,000	$1,729,000	—	$10,205,000	$—	$10,205,000
Services, maintenance and other	14,633,000	2,469,000	8,000	17,110,000	—	17,110,000
Intersegment revenue	481,000	133,000	—	614,000	(614,000)	—

Total revenue	23,590,000	4,331,000	8,000	27,929,000	(614,000)	27,315,000
Interest income	171,000	—	—	171,000	—	171,000
Interest expense	17,000	—	—	17,000	—	17,000
Depreciation and amortization	489,000	64,000	—	553,000	—	553,000
Income tax expense (benefit)	(205,000)	3,000	—	(202,000)	—	(202,000)
Segment income (loss) before income taxes	1,623,000	(460,000)	6,000	1,169,000	—	1,169,000
Segment net income (loss)	1,828,000	(463,000)	6,000	1,371,000	—	1,371,000
Total segment assets	15,648,000	3,088,000	87,000	18,823,000	(4,577,000)	14,246,000
Expenditures for long-lived assets	157,000	7,000	—	164,000	—	164,000

Optio’s foreign operations generated revenue from licenses and services to customers of $4.2 million in the year ended January 31, 2004, representing 15% of total revenue, compared to $4.0 million the year ended January 31, 2003, representing 15% of total revenue and $4.0 million in the year ended January 31, 2002, representing 13% of total revenue.

Risks Inherent in Foreign Operations

Optio’s international operations pose additional risks to its operations as a result of the following factors:

•	potential losses or gains from currency fluctuations as a result of transactions and expenses being denominated in foreign currencies;

•	increased financial accounting, administrative and reporting burdens and complexities;

•	potentially adverse tax consequences;

•	compliance with a wide variety of complex foreign laws and treaties, including employment laws;

•	adverse changes in economic conditions of foreign countries, caused by various sources, including economic instability and disputes; and

•	reduced protection for intellectual property rights in some countries.

Industry

Organizations are increasingly being driven to increase the cost-effectiveness of their existing systems and overall productivity of the organization by sharing vital business information, in the proper format, with the proper users. Their objective is to improve the efficiency of mission-critical business processes such as procurement, manufacturing, warehousing, shipping, invoicing and collections, patient registration and billing, and patient care. This objective can be met by enhancing the form, content, distribution and availability of documents and content that enable these processes, thus reducing their cost and complexity and improving overall efficiency. To achieve these objectives, organizations must deliver focused, business-ready information derived from a multitude of sources across the enterprise, to employees, customers, suppliers and strategic partners. In addition, many organizations are embracing e-business to enhance their productivity and cost-savings. Organizations are attempting to maximize the value of their business processes by using the Internet to conduct business electronically and reach a large number of geographically dispersed users across the extended enterprise. Some examples of e-business applications include the electronic distribution of information related to the procurement of goods and services, presentation of bills and collection of payments over the Internet and the viewing of reports and other company information utilizing web browsers. Specifically, this environment has created the need for a comprehensive software solution that gathers information on a real-time basis from multiple sources, including enterprise, healthcare, legacy and custom applications, external databases and files; enhances the information to improve its suitability for business purposes; customizes and formats the information to meet business objectives; and provides timely and reliable delivery of the information formats to the appropriate destinations, including the Internet, e-mail, printers, faxes and wireless devices.

This need has created a market for software that performs cost effective management of the transformation and delivery of information from various enterprise computing systems. The Gartner Group defines the markets that provide software solutions described above as the Distributed Output Management (“DOM”) Market and the Integrated Document Archive and Retrieval Systems (“IDARS”) Market. In a report dated August 15, 2002, Gartner forecasts these two market segments will converge by the end of 2005. In a more recent report dated June 6, 2003, Gartner goes on to describe DOM and IDARS as part of a more comprehensive market that is known as the Content Management (“CM”) Market. The Meta Group stated in a report dated January 7, 2004 that this same market, which they call Enterprise Content Management (“ECM”) will grow to $9.3 billion (software and services) by 2007. This represents a compound annual growth rate of 15%.

Technology

Optio’s suite of products is used to enhance business critical documents and information. They provide an organization’s systems and applications with the ability to share information, transfer documents and conduct business transactions with customers, suppliers and employees, in the proper format, with the appropriate content and at the time and location required. Optio’s software contains components for: communicating with Optio’s visual design software; collecting, transforming, and routing information from other enterprise application programs or databases; performing calculations and other types of data transformations; formatting the information into human-readable documents, e-business documents or database transactions; distributing information to a wide variety of digital destinations including web servers, fax servers, e-mail servers, alphanumeric pagers, printers, document archives and e-commerce application servers; maintaining and executing recipient specified rules for information notification and document delivery; and securely controlling the distribution and processing of information between multiple computers within the same network and over the Internet.

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

Technical Advantages

Optio’s technology provides customers with the following advantages:

•	Transparency. Optio’s technology works with the existing hardware/software infrastructure and business processes of an enterprise and is transparent and non-intrusive to the user.

•	Preservation of Application Business Logic. Enterprise applications use many business rules to validate and control business information. Optio’s software works directly with the information produced by the execution of these business rules, which preserves the value and integrity of the original application business logic and security and maintains the consistency of the information.

•	Ability to Work With Time Sensitive Data. Optio’s software works with business data as it is generated, not only after it has been stored in a database. Applications can therefore process time sensitive information much more effectively, getting the right information to the right person at the right time.

•	Powerful Language. Optio’s proprietary Document Customization Language, the programming language that allows for documents or other output to be customized to the user’s needs, enables Optio’s software to address many complicated business information processing problems requiring large volumes of data. This same language allows Optio’s software to address many problems in the areas of e-business and information delivery that other programming languages and application servers cannot.

•	Ease of Use. The visual design approach used by Optio DesignStudioTM harnesses the power of Optio’s Document Customization Language and puts it into the hands of less technical users without limiting access to the power of our technology.

•	Scope of Solution. Optio’s software can handle a wide variety of information sources, document formats and digital destinations, without requiring third party software.

•	Secure Internet Architecture. Optio’s software utilizes custom developed technology built on industry standards that allows our software to securely distribute and control the processing of information on the Internet.

Strategic Initiatives

Optio’s objective is to be a global innovator and leading provider of solutions that transform and exchange vital business information. We are dedicated to helping our customers achieve long term success by reducing the cost and complexity of their document-centric business processes while extending the value of existing technology investments. To achieve these objectives, Optio intends to:

•	Expand from Managing Output Only to Managing the Lifecycle of Transactional Documents. Optio may expand its product offering from products that enhance the flow of information from systems to people, to products that enhance the flow of information between systems and people. In other words, improved document formats and distribution may no longer be the sole intended result. Instead, documents may become interactive; presenting, collecting and validating information with the user.

•	Broaden our Integrated Solution. To implement Optio’s strategy to manage the lifecycle of transactional documents, Optio may broaden our integrated solution to include features and functionality that will enhance our capability to manage these documents.

•

Continue to Strengthen our Healthcare, European, and Indirect Revenue. One of Optio’s strategic objectives in the prior year was to re-energize our healthcare market. With new regulations affecting the healthcare industry, specifically the Health Insurance Portability and Accountability Act (“HIPAA”), healthcare organizations must select products from software vendors with features that help ensure the secure transfer of patient information. With the introduction of Optio’s MedExTM suite of products, Optio was able to assist our customers’ HIPAA-compliance efforts by providing capabilities such as audit logging, content filtering, patient privacy and confidentiality. License sales to healthcare organizations have typically represented approximately 20% of Optio’s total domestic revenues. In the year ended January 31, 2004, Optio’s healthcare license sales represented approximately 30% of Optio’s total domestic revenues. Optio believes that by providing enhancements to our Optio MedEx product and focusing on improvements in sales execution, we may continue to strengthen our healthcare market. Additionally:

•	Our European revenues have remained relatively consistent between the years ending January 31, 2003 and 2004, both representing 15% of Optio’s total revenues. Optio believes that extending our US relationships with certain strategic partners to our European subsidiary will aid in the growth of our European revenues.

•	Finally, Optio believes that by continuing to manage and develop our reseller and other strategic partner relationships, we may strengthen our indirect revenue.

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

In each case, Optio’s customers may purchase the entire suite or may purchase one or more of the software products that make up the suite. Typically, customers buy either Optio e.ComIntegrate or Optio MedFormsTM (or more recently Optio MedEx) as well as one or more other components of the applicable suite. The Optio e.ComIntegrate solution sets are geared to companies of different sizes, with varying functional needs across industries. Optio offers tiered solution sets that include Optio’s server technology, Optio e.ComIntegrate, and design tool, Optio DesignStudio, along with services and training to implement the solution. As advanced functions are required, customers can add support for XML, double-byte characters and presenting documents and reports to the web. Other components of the suite of products may include OptioFaxTM, our fax server product or Optio e.ComPresent, our web accessible document repository. Most of the revenue derived from the enterprise suite is attributable to Optio e.ComIntegrate, and most of the revenue derived from the healthcare suite is attributable to Optio MedForms and Optio Medex.

The Optio Enterprise Suite

Optio e.ComIntegrate®	Optio’s e.ComIntegrate is the foundation of the Optio Enterprise Suite and it provides the software infrastructure to enable business-to-business transformation, and distribution of critical information. It builds on the strength of Optio’s core technologies. Customers can add additional modules such as inbound and outbound processing of XML, enabling organizations to integrate operations and participate in e-marketplaces utilizing XML dialects such as CBL, cXML, BizTalk or ebXML, Double-Byte languages and Binary Large Object (“BLOB”). Organizations seeking to XML-enable their existing applications can map standard purchase orders, invoices, and shipping advice documents without requiring enterprise application modifications.

OptioDCSTM	OptioDCS is the precursor to Optio e.ComIntegrate and it provides the baseline capabilities for the creation of documents from application print streams. It captures information from enterprise, legacy and other applications by monitoring transactions and output such as print streams. It then performs calculations and other data transformations, formats business information and delivers it to printers, fax servers, e-mail servers, web servers, document archives and e-commerce servers. This product serves our reseller base of customers only and targets customers needing reduced functionality.

Optio e.ComPresentTM	E-business software that provides secure, browser-based presentation of customized information. Information can be grouped in pre-defined or user-specified folders for easy access. All information is fully indexed and supports familiar Internet search techniques. Users are alerted to the publication of new or updated information with subscription-based notifications that arrive via e-mail, pager, fax or printer. Optio e.ComPresent facilitates the delivery of customized information to support e-business initiatives like report distribution, information portals, online bill presentment and self-service applications.

Optio DesignStudioTM	Windows based software that allows users to model the map of information from applications, databases and files, create business rules and conditional logic to automate processing of the information, and then model the network of destinations to which the information is delivered. The Optio Products Suite then processes, in real time, the design files it creates.

OptioFaxTM	Software that transmits and receives information using electronic fax standards and protocols to support business requirements for distributing enterprise information.

OptioReprintTM	Software that allows the user to browse, view and reprint recently submitted print jobs. OptioReprint allows you to quickly and easily reprint a document, set of documents or portion of a document to any printer without reconfiguring or returning to the original application.

Optio Print ManagerTM	Provides reliable delivery of business critical documents and information across the entire enterprise printing infrastructure. In addition, it allows for the management of the printing infrastructure, load balancing of print jobs, provides failover capability and measures the performance of the print assets from a central management console.

Optio Enterprise ProcessPACKS	Substantially complete generic document templates for common forms such as purchase orders and checks, which facilitate the design of the information customization and delivery requirements for popular ERP applications like Oracle, QAD, PeopleSoft and others.

The Optio Healthcare Suite

Optio MedFormsTM	Forms the foundation of the Optio Healthcare Suite and is targeted to meet the specialized requirements of healthcare enterprises. It captures information from healthcare information systems by monitoring transactions and output such as print streams. It then performs calculations and other data transformations, formats patient, clinical, diagnostic and business information and delivers it to printers, fax servers, e-mail servers, web servers and document archives.

Optio MedExTM	Built on the foundation of Optio MedForms, but includes the HIPAA-SmartTM Technology which securely routes documents based on HL7 messages to various devices, and addresses HIPAA concerns such as audit logging, content filtering, and patient privacy and confidentiality. It also provides routing, reorganization and reproduction of healthcare information on demand, allowing users throughout a healthcare organization to quickly and easily generate patient documents without expensive embossers or preprinted labels and provides temporary storage and access to patient information when primary healthcare systems inoperative or unavailable.

Optio e.ComPresent, Optio e.ComIntegrate, OptioFax, OptioReprint, Optio Print Manager	Equivalent in functionality to that listed for the Optio Enterprise Suite, but targeted to the healthcare market.

Optio Healthcare ProcessPACKS	Substantially complete generic document templates for common functions which facilitate the design of the information customization and delivery requirements for specific areas of healthcare operations such as Admissions, Discharge and Transfer, Patient Accounting and Business Office and Diagnostic Clinic.

Services

Consulting. Optio’s consulting services provide customers with expertise and assistance in evaluating, planning and implementing Optio’s software products. To ensure a successful implementation of Optio’s software products, consultants assist customers with the evaluation, planning and design process, the initial installation of a system, the integration of Optio’s software products with the customer’s existing enterprise computing applications and ongoing training and upgrades. Management believes that consulting services enable rapid implementation of Optio’s software products, ensure success with the Optio solution, strengthen the customer relationship and add to Optio’s industry-specific knowledge base.

While consulting services are optional, substantially all of Optio’s customers utilize these services to facilitate the rapid implementation of the software. These services are billed on an hourly or daily basis that varies based on the type of service provided.

Optio employs its own staff of consultants, systems analysts and technical personnel devoted to assisting customers in all phases of systems implementation, including evaluation, planning and design, customer-specific configuring of modules and on-site implementation or conversion from existing systems. In addition, Optio utilizes third party consultants, such as those from major systems integrators, to assist in certain implementations. For the year ended January 31, 2002, Optio outsourced approximately 37% of its services business, while maintaining a staff of 33 employees. However, during the years ended January 31, 2003 and 2004, Optio focused on higher utilization rates of its internal employees. These factors allowed the company to reduce its internal consulting services staff to 15 employees. During the year ended January 31, 2003, Optio’s services business was approximately equal to that of the prior year, forcing us to utilize more external resources for services. For the year ended January 31, 2003, Optio outsourced approximately 50% of its services business, a trend that continued into the year ended January 31, 2004. Separately, six additional employees are training staff dedicated to internal, customer and partner training as well as to development of curriculum materials for training programs.

Maintenance

Optio offers a comprehensive maintenance program that provides customer telephone support, as well as timely software updates and designated upgrades offering increased functionality and technology advances. Optio offers these services for a fee equal to a percentage of the current software license fee per annum. As of January 31, 2004, a majority of Optio’s customers had subscribed to the comprehensive maintenance support program.

Research and Development

Overview

To maintain Optio’s competitive position, Optio must continually enhance its current products and introduce new features or functionality to address customers’ needs to make document and output management more efficient and cost effective. Product development activities for the year ended January 31, 2004 were focused on (i) enhancements to Optio’s MedEx product, (ii) the introduction of Optio Print Manager in September 2003, (iii) improvements to e.ComPresent 2.1, (iv) a new release of OptioFax, (v) the certification of select Optio products with SAP, Oracle and PeopleSoft and (vi) the continued integration of Optio’s products with international ERP vendors. During the year ended January 31, 2004, Optio spent $4.1 million, or 15% of revenues, on research and development activities, consistent with prior years. Optio has estimated that during the year ended January 31, 2004, personnel time spent on the above projects, and thus the associated percentage of the total $4.1 million spent on research and development, was divided as follows: 23% allocated to the improvements of Optio e.ComPresent; 23% allocated to the certification and continued integration of Optio e.ComIntegrate with ERP vendors; 23% allocated to enhancements and continued integration of Optio DesignStudio with ERP vendors; 21% allocated to enhancements to Optio MedEx; 5% allocated to the introduction of Optio Print Manager; and 5% allocated to maintenance of OptioFax.

Current development projects as of January 31, 2004 include (i) a MedEx release that includes key customer features and performance improvements, scheduled for release in the second quarter of 2005, (ii) an e.ComIntegrate release which includes updates for operating systems support, schedule for release in the third quarter of 2005, and (iii) a DesignStudio release including updates for operating systems and improvements, also schedule for release in the third quarter of 2005.

All of Optio’s research and development employees are located in the US. The products sold by Optio are developed in the US and distributed to Optio’s foreign segments for resale.

Future Product Development Activities

In addition to completing the current development projects discussed above, product development activities for fiscal year 2005 and following are focused on supporting Optio’s strategic initiatives. In general, Optio intends to offer new features focused on the increased scalability of Optio’s products as well functions expanding the transactional lifecycle of a document, such as workflow and long-term storage. In addition, Optio intends to release the new version of its Optio MedEx healthcare product, which will offer some additional customer-focused features and functionality.

A major initiative for the year ending January 31, 2005 is the re-architecture of Optio’s core and design platform technology, allowing for greater ease of integration of features across Optio’s products and platforms. Finally, Optio will continue to produce maintenance releases to repair software defects, to modify products to accommodate changes to partner software design or to upgrade vendor supported application programming interfaces.

Retirement

In the future, Optio intends to no longer offer or support certain older versions of our existing products and the operating systems on which they operate. We are in the process of developing migration paths for our customers on these products and intend to retire certain products once the migration path is defined and communicated to our customer base.

Sales and Marketing

During the year ended January 31, 2004, approximately 69% of Optio’s software revenue was generated through Optio’s direct sales force, compared to 70% in the year ended January 31, 2003. With Optio’s continued focus on sales through partners, Optio realized a greater percentage of sales through its reseller/partner network, up to 31% of license revenue in the year ended January 31, 2004, compared to 30% in the previous year and 20% in the year ended January 31, 2002. Optio had 46, 32 and 37 US sales representatives and sales support staff as of January 31, 2002, 2003 and 2004, respectively. Optio’s US sales representatives are divided into teams that:

•	directly market to potential customers based on geographic regions in the manufacturing, retail and distribution industries, as well as other market segments;

•	directly market to potential customers in the healthcare industry; and

•	sell to resellers and distributors.

Optio’s international sales organization, focused on Europe, was comprised of 5, 8 and 10 sales representatives as of January 31, 2002, 2003 and 2004, respectively.

Optio’s marketing activities during the year ended January 31, 2004 were principally focused on trade shows and webinars where we were able to demonstrate our products and their capabilities. Other marketing processes included direct mail and electronic media campaigns as well as distribution of product brochures and other literature to inform new and existing customers about our new product offerings.

Strategic Relationships

Optio has strategic relationships with third parties that help market, sell, implement, support and enhance Optio’s solutions that include:

Distributor Relationships. Optio has relationships with distributors who market and resell Optio’s software. These distributors may also provide education, implementation and customization services for their customers. Optio’s major distributors include Harvest Technology, Lexmark International, Inc. and Deloitte Consulting Product Services LLC.

Independent Software Vendor/Value-Added Reseller Relationships. Optio has relationships with resellers that market and resell Optio’s software as a component of their own solutions and who often provide software-related education, implementation and customization services as well. These resellers have their own software solutions that typically address a specific market sector and utilize Optio’s software to enhance the functionality of their own solution. Optio’s software is sold along with their own solutions under the Optio brand name. Optio’s major value-added resellers include Daly.Commerce, Inc., Epicor, SunGuard Pentamation Inc., McKesson Corporation and Strategic Information Group.

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

Referral Relationships. Optio has established relationships with over 30 partners including QAD, Inc., McKesson Corporation, Carolina System Solutions, Inc. and Appshop, Inc. to refer prospects to Optio that may have an interest in licensing Optio’s solution. As part of a defined process, Optio validates that it is not currently working with that prospect and if Optio secures a licensing agreement with that prospect within a fixed period of time, Optio will pay a referral fee to the referring partner.

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

Vendor Relationships. Optio has relationships with major ERP and healthcare software vendors where Optio has demonstrated that its solutions are compatible with their applications and provide complimentary functionality. These vendors include Oracle Corporation, QAD, Inc., PeopleSoft, McKesson Corporation and SAP. In most cases, Optio’s products are certified as to their compatibility with these vendors. As a result, these vendors will include descriptions of Optio products’ key features and benefits in their directories that are published periodically and on their web sites. Optio can also feature the vendors’ logos in its advertising and promotional materials and participate in vendor sponsored trade shows, marketing programs and other events. In the past, these vendor relationships have resulted in significant revenues and Optio expects that they will continue to do so in the foreseeable future.

Customers

Optio’s customers consist of enterprises across a broad spectrum of industries, however healthcare, manufacturing, retail and distribution customers represent approximately 60% of Optio’s customers. Other customer industry types include technology, banks, financial institutions and the public sector. As of January 31, 2004, we licensed our products for use by more than 5,000 customers.

No single customer accounted for 10% or more of Optio’s total revenue during the years ended January 31, 2002, 2003 or 2004.

Competition

The market for Optio’s software and services is intensely competitive, quickly evolving and subject to rapid technological change. Management expects competition to intensify in the future. Optio’s potential competitors vary in size and in the scope and breadth of the products and services offered. Our potential competitors fit into three separate categories. The first is custom software developers. The second is comprised of distributed output management solutions from organizations such as Adobe Corporation, AFP Technology (Formscape), CreateForm, Dazel/Hewlett Packard, StreamServe, Standard Register, Cypress, FormFast, and Evergreen. Lastly, while Optio does not currently compete directly with its ERP or healthcare software vendor partners, there is the potential that these vendors may enhance their own software products to include functionality currently handled by Optio, thus directly competing with Optio.

Management believes that Optio is differentiated relative to its competitors due to its software’s ability to combine capabilities including information customization, distributed output management, information integration and exchange and e-business enablement in one integrated solution. Management believes that, to the best of its knowledge, none of Optio’s competitors provides all of this functionality in a single integrated solution. Management believes that Optio also competes on the basis of its software’s ability to operate across multiple operating systems. With respect to the Optio Healthcare Suite, management believes that Optio compares favorably with its competitors because Optio offers a vertically oriented solution to address the needs of the healthcare marketplace, including new HIPAA regulation concerns.

Management believes that the principal competitive factors present in Optio’s market include: product performance, quality, functionality and features; cost of solution; customer service; core technology; ease of implementation and use; and value derived from the solution. Although management believes that Optio’s products and services currently compete favorably with respect to each of these factors, Optio’s market is evolving rapidly and it may not be able to maintain its competitive position against current and potential competitors.

Intellectual Property

Optio distributes its products under software license agreements, which generally grant clients perpetual licenses to use, rather than own, Optio’s products. These licenses contain various provisions protecting our ownership and the confidentiality of the underlying technology. The majority of Optio’s software products are protected from unauthorized use through electronic activation keys tied to the system on which the software is licensed to operate. The source code, or the intellectual property underlying Optio’s software, is protected as a trade secret and as unpublished copyrighted work.

Optio protects its proprietary rights by relying on copyright, trade secret, trademark, confidentiality procedures and contractual provisions. Some of Optio’s software, documentation and other written materials are protected under the federal copyright law. Optio has registered “Optio” and its accompanying logo, as well as its product’s names such as “Optio e.ComIntegrate” as trademarks in the United States and in certain countries in which Optio sells its products. Optio has used the “Optio” trademark in the European Economic Community since 1997, but has not registered the mark there, although an application has been filed. During 1999, Optio was made aware of an EEC registration of a mark similar to Optio’s which was filed after Optio began using the mark. Optio has received notice from a company in the United Kingdom that allegedly uses a logo similar to the “Optio” mark. No assurance can be given that Optio will be able to register the “Optio” mark in these markets or that the existing EEC registration or United Kingdom use will not ultimately have an adverse effect on Optio’s ability to use its “Optio” marks in those markets. Optio also relies on trade secret laws of the State of Georgia and the states in which it does business to protect its software designs and other proprietary information. In addition, non-disclosure agreements contained in employment contracts protect Optio’s proprietary information from disclosure by current and former employees.

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

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that Optio or its current or potential future products infringe on their intellectual property. Management expects that software product developers and providers of e-commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in the industry grows and the functionality of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Optio to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to Optio or at all, which could seriously harm our business.

Employees

Optio had 205, 145 and 153 employees as of January 31, 2002, 2003 and 2004, respectively. No employees are covered by any collective bargaining agreements. Optio considers its relationships with its employees to be good.

Executive Officers of the Registrant

As of the date of this report, the executive officers of Optio and certain information about them are as follows:

Name	Age	Position
C. Wayne Cape	49	President, Chief Executive Officer and Chairman of the Board of Directors
Paul O’Callaghan	48	Senior Vice President of Sales
Terry Kraft	50	Senior Vice President of Product Development
Steve Kaye	51	Senior Vice President of Marketing
Daryl G. Hatton	42	Chief Technology Officer
Caroline Bembry	33	Chief Financial Officer

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

Steve Kaye has served as Senior Vice President of Marketing since July 2003. Since September 2002 and prior to joining Optio, Mr. Kaye served as a consultant to various public and private companies. From November 2000 until September 2002, Mr. Kaye was employed by Lombardi Software, Inc., as Vice President of Global Alliances. From May 1999 until November 2000, Mr. Kaye served as Senior Vice President of Marketing and Business Development for Optio. From February 1998 until April 1999, Mr. Kaye served as Vice President of Marketing for Softlab, Inc. From June 1996 until February 1998, Mr. Kaye has also served in executive positions with KnowledgeWare and Deloitte Consulting.

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

Caroline Bembry has served as Optio’s Chief Financial Officer since August 2003. From December 2002 to August 2003, she served as the Vice President of Finance of Optio and from November 1999 to December 2002, she served as the Controller of Optio. Prior to joining Optio, Ms. Bembry was Assistant Corporate Controller for WebMD Medical Manager from June 1997 to November 1999. Prior to WebMD Medical Manager, Ms. Bembry held positions with Coopers & Lybrand LLP. She is certified as a CPA in Florida.

Item 2. Properties

Optio’s principal corporate offices are located in approximately 62,000 square feet at 3015 Windward Plaza, Windward Fairways II, Atlanta, Georgia. The term of this lease is through December 31, 2006. Sales offices are also located in France and the United Kingdom, providing Optio with an additional 7,000 square feet.

Optio leases all of its properties with remaining terms between one and three years. Management believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

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

On April 8, 2003, a lawsuit styled Donald K. Dunaway v. Optio Software, Inc. was filed in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida. Optio removed the lawsuit to Federal District Court in the Middle District of Florida, Orlando Division. The compliant was filed by a former employee of Optio claiming that he was entitled to certain unpaid commissions earned while employed at Optio. The plaintiff was seeking compensatory, actual, special and consequential damages as a result of Optio’s alleged actions, as well as reimbursement of plaintiff’s attorney’s fees, prejudgment interest and the costs of the action. The lawsuit was settled on January 15, 2004 for approximately $86,000. Optio recorded the settlement in its financial statements for the year ended January 31, 2004.

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in Optio’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. Optio believes the lawsuit is without merit. Thus, Optio intends to defend vigorously against the plaintiff’s claims. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. Optio is currently engaged in settlement negotiations between its insurance carrier and the plaintiffs. The range of loss, if any, cannot be estimated and thus no potential loss is reflected the Optio’s financial statements.

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

Optio is from time to time involved in other routine litigation incidental to the conduct of its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

On December 15, 1999, Optio’s common stock began trading on the Nasdaq National Market under the symbol “OPTO” until June 19, 2002, when Optio’s common stock began trading on the Nasdaq SmallCap Market. Effective January 8, 2003, Optio failed to meet the qualifications for listing on the Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board under the symbol “OPTO.OB”. On April 7, 2004, the closing price of the common stock on the Over-the-Counter Bulletin Board was $1.72.

The following table reflects the range of high and low sale prices of Optio’s common stock by quarter, for the two most recent fiscal years. Bid prices reflect inter dealer prices without retail mark-up, mark-down or commissions.

	High	Low
Quarter Ended January 31, 2004	$1.53	$1.05
Quarter Ended October 31, 2003	$1.45	$0.75
Quarter Ended July 31, 2003	$0.95	$0.38
Quarter Ended April 30, 2003	$0.49	$0.30
Quarter Ended January 31, 2003	$0.73	$0.21
Quarter Ended October 31, 2002	$0.70	$0.11
Quarter Ended July 31, 2002	$0.50	$0.23
Quarter Ended April 30, 2002	$0.85	$0.32

Holders

As of April 7, 2004, there were approximately 108 holders of record of Optio’s common stock.

Dividends

Optio did not pay any dividends during the years ended January 31, 2002, 2003 or 2004. Optio intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes and does not anticipate paying any cash dividends on its common stock for the foreseeable future. In addition, Optio’s line of credit contains a covenant that prohibits the payment of dividends.

Recent Sales of Unregistered Securities

None.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial data of Optio. The selected financial data should be read together with the financial statements and related notes and the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data as of and for the years ended January 31, 2000, 2001, 2002, 2003 and 2004 have been derived from the audited financial statements of Optio.

	Year Ended January 31,
	2000	2001	2002	2003	2004
Statement of Operations Data (in thousands, except per share data):
Revenue:
License fees	$17,114	$14,031	$12,592	$10,445	$10,205
Services, maintenance and other	15,719	16,282	18,228	17,379	17,110

Total revenue	32,833	30,313	30,820	27,824	27,315
Costs of revenue (exclusive of depreciation and amortization show separately below):
License fees	980	607	519	549	436
Services, maintenance and other	7,997	12,178	10,395	7,808	6,358

Total cost of revenue	8,977	12,785	10,914	8,357	6,794
Operating expenses:
Sales and marketing	11,863	17,235	15,915	12,821	9,448
Research and development	3,559	4,392	4,487	4,278	4,078
General and administrative	3,848	5,803	7,626	6,962	4,572
Impairment of M2 note receivable	—	—	—	—	900
Depreciation and amortization	1,227	1,113	1,417	920	553

Total operating expenses	20,497	28,543	29,445	24,981	19,551
Income (loss) from operations	3,359	(11,015)	(9,539)	(5,514)	970
Other income (expense):
Interest income	363	973	273	233	171
Interest expense	(120)	(30)	(103)	(51)	(17)
Write-down of ec-Hub investment	—	—	(2,209)	—	—
Other	(9)	42	(154)	44	45

Income (loss) before income taxes and loss from discontinued operations	3,593	(10,030)	(11,732)	(5,288)	1,169
Income tax expense (benefit)	1,601	339	15	(578)	(202)

Income (loss) from continuing operations	1,992	(10,369)	(11,747)	(4,710)	1,371
Loss from discontinued operations	—	(4,739)	(16,679)	(132)	—

Net income (loss)	$1,992	$(15,108)	$(28,426)	$(4,842)	$1,371

Income (loss) per share from continuing operations – basic	$0.16	$(0.59)	$(0.64)	$(0.25)	$0.07

Income (loss) per share from continuing operations – diluted	$0.10	$(0.59)	$(0.64)	$(0.25)	$0.06

Loss per share from discontinued operations – basic and diluted	$0.00	$(0.27)	$(0.90)	$(0.01)	$0.00

Net income (loss) per share – basic	$0.16	$(0.86)	$(1.54)	$(0.26)	$0.07

Net income (loss) per share – diluted	$0.10	$(0.86)	$(1.54)	$(0.26)	$0.06

Weighted average shares outstanding – basic	12,586	17,475	18,419	18,963	19,191

Weighted average shares outstanding – diluted	20,442	17,475	18,419	18,963	21,313

	At January 31,
	2000	2001	2002	2003	2004
Balance Sheet Data (in thousands):
Cash and cash equivalents	$46,826	$8,736	$5,378	$3,902	$5,328
Working capital (deficiency)	45,948	9,837	2,124	(1,560)	1,448
Total assets	60,642	55,838	18,602	14,443	14,246
Long-term obligations	38	8,261	224	297	188
Shareholders’ equity	48,999	35,047	7,254	2,774	4,287

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this report.

OVERVIEW

Optio is engaged primarily in the development, sale and support of infrastructure software that enhances the form, content, delivery and availability of business critical information. Optio’s primary business consists of providing software and services that addresses organizations’ needs for customized information delivered via print, fax, e-mail and the web to users of enterprise and healthcare applications.

Optio markets and sells its software and services throughout the United States and Europe, and in the Asia Pacific region, through its direct sales force and certified resellers. Optio also offers consulting services, which provide customers with implementation assistance and training. As of January 31, 2004, Optio had over 5,000 customers worldwide using Optio’s software and services. No single customer accounted for 10% or more of Optio’s revenue for the years ended January 31, 2002, 2003, or 2004.

Management Summary

For the year ending January 31, 2004, Optio had several strategic and financial goals, including (i) re-energizing our healthcare market, (ii) focusing on key partners to enhance revenues and (iii) returning the Company to profitability.

Optio introduced Optio MedEx in January 2003, allowing us to begin the process of re-energizing our healthcare market. With the introduction of Optio MedEx, Optio was able to expand its capability to address customers’ business requirements, including challenges associated with HIPAA. As a result, Optio saw its revenues from its healthcare market improve from approximately 20% of its US revenues in prior years to approximately 31% of its US revenues in fiscal year 2004.

Optio partners with several large ERP vendors that often provide certification to operate Optio’s products with their systems. Optio’s primary partners have historically been J.D. Edwards, now PeopleSoft, and Oracle. In an effort to improve revenues, Optio sought to strengthen its relationship with PeopleSoft and Oracle, as well as form new or improved partnerships with SAP and QAD. In June 2003, Optio introduced an SAP certified version of its Optio e.ComIntegrate product, which, along with Optio’s Print Manager product introduced in September 2003, contributed to winning a substantial contract in the fourth quarter of 2004. In May 2003, Optio announced its alliance with QAD, also contributing to Optio’s 2004 revenues. With the acquisition of J.D. Edwards by PeopleSoft, Optio did experience a slight, but anticipated, decline in its J.D. Edwards market; however, our relationship was solidified with our renewed participation in their Independent Software Vendor Program in June 2004. In fiscal year 2004, Optio was named as one of Oracle’s Top 50 Independent Software Vendors, reinforcing the fact that Oracle users continued to represent a significant portion of Optio’s customer base in 2004.

Even though revenues between the years ended January 31, 2003 and 2004 remained relatively consistent, Optio focused on cost control and was able to achieve profitability in 2004.

Overall, in the first three quarters of fiscal year 2004, Optio experienced a decline in software license revenue, primarily resulting from delayed decisions by customers and from pricing pressure from Optio’s competitors. Thus, a slight decline in the volume of sales, coupled with a declining average sale price, contributed to the declining software revenues in those quarters. In the fourth quarter of the year ended January 31, 2004, however, Optio experienced both a volume increase in sales and an increase is its average sale price, primarily resulting from the contribution of Optio’s new products and an improving economic environment. In addition Optio sold one license in the fourth quarter of fiscal year 2004 that represented $575,000 in license fees. The performance in the fourth quarter allowed Optio to finish fiscal year 2004 with $10.2 million in software license revenue, down only $240,000 from the previous year. Services revenue declined $1.3 million to $6.3 million in fiscal year 2004, following the previous year’s and first three quarters’ declining software license fees. Maintenance revenue, however increased $1.0 million to $10.8 million as Optio retained its maintenance base of customers and increased maintenance fees.

Optio focused on eliminating unnecessary cost and expenses or improving upon the efficiency of the expenses we did incur. As an example, while marketing expenses were down $230,000, Optio was able to capitalize on less expensive, more efficient lead generating activities such as webinars, seminars held via the web demonstrating our products and their capabilities. In addition, with improved utilization and cost consciousness of our services and sales personnel, Optio was able to reduce costs without a negative impact on revenues. Finally, with the settlement of several items of litigation and contractual obligations in the prior year, including the settlement of the Prograde lawsuit and certain severance contracts, Optio was able to save in other general and administrative expense categories and focus on improving the efficiency of the overall business. Despite the focus on reducing costs, Optio continued to invest in research and development, spending approximately 15% of revenues on these activities, consistent with prior years. As a result of these cost control measures, Optio returned to profitability in 2004.

Critical Accounting Policies and Use of Estimates

Optio has identified significant accounting policies and estimates that are critical to the understanding of its financial statements.

Revenue Recognition

Overview

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of Central Processing Units (“CPUs”) on which the product is installed or, to a lesser extent, based on the number of persons or hospital beds registered to use the product. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition.

License Fees

The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based upon a percentage of list price. The Company does not grant its resellers the right of return.

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

Services, Maintenance and Other Revenue

Consulting services revenues and customer training revenues are recognized as such services are performed, as they are incidental to the functionality of the software. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related agreement period, generally twelve months. In accordance with Emerging Issues Task Force release 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred”, the Company recognizes reimbursable expenses as revenue and as an expense in cost of revenue in all periods presented.

Note Receivable

Optio holds a note from M2 Systems Corporation (“M2 Systems”) as partial consideration for the sale of Muscato and TransLink. Under the terms of this note, M2 Systems was required to make payments of $100,000 each on September 1, 2003 and December 1, 2003. M2 Systems failed to make both payments on their respective due dates; however, payment was made prior to an event of default.

During the third quarter of 2004, as a result of M2 Systems failure to make timely payments, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. In Optio’s assessment of the collateral, varying assumptions, including the length of time of which customers would continue on maintenance, resulted in estimates of the value of the collateral ranging from $1.8 million to $3.5 million, which could have resulted in an impairment charge ranging from $200,000 to $1.9 million. If M2 Systems defaults on the note and the collateral proves to be of no value to Optio, Optio would incur an additional loss of $2.7 million.

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve at varying percentages of 3% to 20%, in its overall allowance for doubtful accounts. Based on management’s best estimate it believes the Company’s allowance for doubtful accounts is adequate as presented, however, the amount of the reserve could be different under different conditions or using varying assumptions. If the percentage of the general reserve were to increase by 1%, an additional $50,000 reserve would be required. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense included in general and administrative expenses.

Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currencies, including the British pound, the Euro and the Australian dollar. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. Optio and its subsidiaries conduct their business locally, thus the effects of changes in foreign currency exchange rates have had a minimal effect on the Company’s results of operations to date.

RESULTS OF OPERATIONS

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended January 31,
	2002	2003	2004
Revenue:
License fees	41%	38%	37%
Services, maintenance and other	59	62	63

Total revenue	100	100	100

Costs of revenue:
License fees	2	2	2
Services, maintenance and other	34	28	23

Total costs of revenue	36	30	25

Gross profit	64	70	75
Operating expenses:
Sales and marketing	52	46	35
Research and development	15	15	15
General and administrative	25	25	17
Impairment of M2 note receivable	—	—	3
Depreciation and amortization	5	3	2

Total operating expenses	97	89	72

Income (loss) from operations	(31)	(19)	3
Interest and other income (expense)	(7)	—	1

Income before income taxes and loss from discontinued operations	(38)	(19)	4
Income tax benefit	—	2	1

Income (loss) from continuing operations	(38)	(17)	5
Loss from discontinued operations	(54)	—	—

Net income (loss)	(92)%	(17)%	5%

Revenue

Total revenue decreased 2% to $27.3 million in 2004 from $27.8 million in 2003 and decreased 10% to $27.8 million in 2003 from $30.8 million in 2002. The decrease in revenues in 2004 consisted of a $240,000 decrease in license revenue and a $269,000 decrease in services, maintenance and other revenue. The decrease in revenues in 2003 resulted from a $2.2 million decrease in license revenue and an $800,000 decrease in services, maintenance and other revenue.

License fee revenue decreased 2% to $10.2 million in 2004 from $10.4 million in 2003 and decreased 17% to $10.4 million in 2003 from $12.6 million in 2002.

Optio’s foreign operations generated revenue from licenses to customers of $1.7 million in the year ended January 31, 2004, representing 17% of total license revenue, compared to $1.9 million in the year ended January 31, 2003, representing 18% of total license revenue. Optio’s foreign license revenue for the year ended January 31, 2002 was $1.9 million, representing 15% of total license revenue.

License fee revenue declined $240,000 from 2003 to 2004. In early fiscal year 2004, Optio continued to feel the impact of a challenging economy and pricing pressures from competitors, resulting in a slight decline in Optio’s average sale price during the first three quarters of fiscal year 2004. However, during the fourth quarter of fiscal year 2004, Optio was able to capitalize on an improving economic environment and new products introduced during the year, allowing Optio to exceed its average sale price in any of the previous quarters in 2003 or 2004 and achieve a 74% increase in license revenues over the previous quarter. As an example of the growing deal size, Optio sold one license in the fourth quarter of fiscal year 2004 that represented greater than 10% of that quarter’s license revenue. License fee revenue decreased from 2002 to 2003, due to the continued weakness in the economy and delayed decisions by most IT managers. Many companies had put technology spending on hold as they awaited an improvement in economic conditions. In the year ended January 31, 2003, many of Optio’s partners such as J.D. Edwards and Oracle saw declines in their software sales, which remained relatively flat in 2004. Optio is often referred customers by its partners, or is included as part of the initial sale of the partner’s products. While only a portion of Optio’s revenues is generated through referrals from these partners, as the partners’ sales declined in 2003, Optio experienced a simultaneous decline in referrals and add-on revenue.

Thirty-one percent (31%) of Optio’s license revenues for the year ended January 31, 2004 were generated as a result of reseller relationships. During the year ended January 31, 2003, approximately 30% of Optio’s license revenue came through its reseller relationships, while during the year ended January 31, 2002, its resellers generated approximately 20% of Optio’s license revenue. This increase in the percentage of sales through resellers from 2002 to 2003 was primarily the result of Optio’s commitment to expanding its partnership program to core strategic partners, including the signing of several large resellers such as Deloitte Consulting Product Services and IBM Global Services. Optio’s resellers may resell some or all of Optio’s products and are provided price discounts, typically 30%, off of Optio’s list price.

Revenue from services, maintenance and other decreased 2% to $17.1 million in 2004 from $17.4 million in 2003 and decreased 5% to $17.4 million in 2003 from $18.2 million in 2002. While maintenance revenue increased 9% to $10.8 million in 2004 from $9.8 million in 2003 and increased 20% to $9.8 million in 2003 from $8.2 million in 2002, services revenue decreased 17% to $6.3 million in 2004 from $7.6 million in 2003 and decreased 24% to $7.6 million in 2003 from $10.0 million in 2002. Optio’s maintenance revenue increased in both 2003 and 2004 due to its continued growth in and preservation of its customer base, coupled with slightly increased maintenance rates. A decline in demand for services to implement Optio’s products from slowing sales resulted in the $2.4 million decline in services revenue in 2003. The performance of the services (incidental to the performance of the software), and thus recognition of the revenue, typically follows the license sale by one to three months. Thus continuing slowed license sales in the first three quarters of fiscal year 2004, and to a lesser extent, downward pricing pressure, were the cause of the $1.3 million decline in services revenue in 2004.

License fee revenue constituted 37%, 38% and 41% of total revenue in 2004, 2003 and 2002, respectively. Services and other revenue constituted 23%, 27% and 33% of total revenue in 2004, 2003 and 2002, respectively. Maintenance revenue constituted 40%, 35% and 26% of total revenue in 2004, 2003, and 2002, respectively. Over the previous two fiscal years, software license revenue and its associated services revenue as percentages of total revenue decreased as a result of a decline in sales due to a slower economic environment. The composition of the Company’s revenues shifted from license fee and services revenues towards an increased mix of maintenance revenues, as Optio’s customer base grew through customer retention.

Costs of Revenue

License fees. Costs of revenue from license fees decreased 21% to $436,000 in 2004 from $549,000 in 2003 and increased 6% to $549,000 in 2003 from $519,000 in 2002. Royalties paid for the inclusion of other companies’ products within Optio’s products, as well as commissions paid to referral agents, remained relatively consistent between 2003 and 2004. However, in 2004, Optio received a $100,000 credit from one referral agent, thus decreasing the total costs of revenue from license fees for 2004. The increase in costs of revenue from license fees in 2003 from 2002 resulted primarily from a $70,000 increase in royalties paid for the inclusion of other companies’ products within Optio products. This increase was offset by a $40,000 decline in commissions paid to referral agents. Costs of revenue from license fees represented 4% of total license revenue in 2004, 5% in 2003, and 4% in 2002.

Services, Maintenance and Other. Costs of revenue from services, maintenance and other decreased 19% to $6.4 million in 2004 from $7.8 million in 2003 and decreased 25% to $7.8 million in 2003 from $10.4 million in 2002. With a large emphasis on increasing utilization rates of our outsourcers and personnel, Optio has been able to cut labor costs associated with its consulting department. In the fiscal year ended January 31, 2002, Optio had outsourced approximately 37% of its consulting services, resulting in outsourcer costs of $2.5 million. During the year ended January 31, 2003, Optio began to see a rise in its use of outsourcers, primarily a result of the number of consulting projects exceeding expectations and the need for the expertise of select outsourcers. Optio ended 2003 with approximately 50% of its services revenues being generated through outsourcers, a trend which continued into 2004. Even though the use of outsourcers represented 50% of Optio’s revenues in 2003 and 2004, an increase over 2002, services revenues declined significantly in both 2003 and 2004, allowing for the overall cost of outsourcers to decline in both years to $2.1 and $1.4 respectively. In addition, Optio downsized its internal consulting and support staff from 65 employees as of January 31, 2002 to 43 employees as of January 31, 2003 and to 41 as of January 31, 2004. Finally, a decreased headcount allowed for overhead and other general expenses, such as travel expenses to decrease approximately $500,000 from 2003 to 2004.

Costs of revenue from services, maintenance and other represented 37%, 45%, and 57% of total services, maintenance and other revenue in 2004, 2003 and 2002, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 26% to $9.4 million in 2004 from $12.8 million in 2003 and decreased 19% to $12.8 million in 2003 from $15.9 million in 2002. The decrease in sales and marketing expenses resulted from (i) reduced marketing projects, (ii) fluctuations in headcount and severance, (iii) reduced travel expenses, (iv) reduced commissions, (v) reduced training expenses, and (vi) the closure of Optio’s Australian office.

Over the course of the previous two years, Optio made a significant effort to reduce its marketing expenses. Optio was selective with the number of tradeshows it attended, based upon the return on investment seen in the past with these shows. In addition, Optio further reduced costs by eliminating some advertising space in magazines, reducing the amount of printed literature or video programs based upon need, and implementing lower cost per lead activities such as webinars. Overall, these programs reduced Optio’s marketing costs from $1.9 million in 2002 to $900,000 in 2003 and to $670,000 in 2004. While Optio reduced it’s marketing expenditures overall, it concentrated on lower cost per lead activities, allowing Optio to achieve a greater return on investment with no significant negative impact on revenues. Not until the last quarter of 2004 did Optio begin increasing its marketing expenditures, including increasing its marketing staff, a trend which Optio anticipates continuing into 2005.

Optio decreased its sales and marketing staff from 70 employees at January 31, 2002 to 45 employees at January 31, 2003, resulting in significant cost savings. However, this reduction in headcount resulted in a significant severance expense to Optio. Because the average headcount in 2003, 54, was greater than the average headcount in 2004, 49, salaries expense was greater in the year ending January 31, 2003 as well. The reduction in salaries and severance from the year ended January 31, 2003 and 2004 represented a $1.1 million savings to Optio in fiscal year 2004. As of January 31, 2004, Optio had increased its sales and marketing staff to 53 in an effort to increase marketing and business development activities.

As a result of the reduction in headcount, coupled with a concerted effort to control expenses, Optio was able to reduce such expenses as travel, training and commissions. Optio reduced travel expenses from $1.9 million in 2002 to $1.4 million in 2003 and to $840,000 in 2004, the majority of which relates to the sales and marketing departments. In 2004, Optio also reduced training expenses by approximately $230,000 from 2003 and 2002. In addition, Optio reduced commission and bonuses for sales from $2.6 million in 2002 to $2.0 million in 2003 and to $1.6 million in 2004, as result of the reduction in headcount, revising the compensation plans and reduced revenues. Finally, Optio was able to achieve incremental savings of approximately $300,000 in both 2003 and 2004 by closing its Australian office.

Research and Development. Research and development expenses decreased 5% to $4.1 million in 2004 from $4.3 million in 2003 and decreased 5% to $4.3 million in 2003 from $4.5 million in 2002. Optio’s research and development staff remained relatively consistent between 2003 and 2004, with 39 and 40 employees, respectively. However, in 2003, Optio incurred expenses of $300,000 associated with consultants hired to assist with the completion of the OptioFax 4.0 and the Optio Medex product. OptioFax 4.0 was released in June 2002 and Optio Medex was released in January 2003, at which time the use of the outside consultants ceased.

In the year ending January 31, 2005, Optio intends to develop new product features following its new corporate strategy and Optio anticipates that the costs of this development will approximate the costs expended during the year ended January 31, 2004.

General and Administrative. General and administrative expenses decreased 34% to $4.6 million in 2004 from $7.0 million in 2003 and decreased 9% to $7.0 million in 2003 from $7.6 million in 2002. The decrease in general and administrative expenses during 2004 resulted from: (i) reduced legal fees of $600,000 after the settlement of Optio’s Prograde litigation and the proposed settlement of Optio’s shareholder lawsuit; (ii) a reduction of salary expense of approximately $500,000 resulting from the inclusion of a full year’s salary of the Company’s former president, as well as severance charges, while current year salaries only included six months of the Company’s current president, (iii) savings of $161,000 in accounting and auditing fees; (iv) savings of $160,000 in recruiting fees; (v) the exclusion of $180,000 in legal settlements, primarily the settlement of the Prograde litigation; and (vi) savings of over $200,000 in other office expenses between the two periods.

The decrease in general and administrative expenses during 2003 primarily resulted from (i) a $1.85 million decrease in bad debt expense to $266,000 in 2003 from $2.1 million in 2002, which included the write-off of a note receivable from a shareholder of approximately $750,000 and the write-off of one significant customer’s account receivable in the amount of $650,000, offset by (ii) an increase in legal fees from $600,000 in 2002 to $1.3 million in 2003 caused by legal fees incurred in ongoing litigation, and (iii) an increase in premiums for directors and officers insurance of $400,000.

Impairment of M2 Note Receivable. Optio holds a note from M2 Systems as partial consideration for the sale of Muscato and TransLink. During the third quarter of 2004, as a result of M2 Systems failure to make timely payments, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004.

Depreciation and Amortization. Depreciation and amortization expenses decreased 40% to $553,000 in 2004 from $920,000 in 2003 and decreased 35% to $920,000 in 2003 from $1.4 million in 2002. The decrease in both 2004 and 2003 was due to slowing of capital expenditures and a greater percentage of Optio’s assets becoming fully depreciated. Depreciation and amortization expenses represented 2%, 3%, and 5% of total revenue in 2004, 2003 and 2002, respectively.

Interest and Other Income (Expense)

Interest and other income decreased to $199,000 in 2004 from $226,000 in 2003 and increased to $226,000 in 2003 from an expense of $2.2 million in 2002. Optio earned interest income of $171,000 in 2004 and $233,000 in 2003, primarily from interest on the M2 Systems notes receivable, and earned interest income of $273,000 in 2002, primarily from interest on Optio’s cash balances, which significantly declined between 2002 and 2003. Optio incurred interest expense on its capital leases in 2004 of $17,000. In 2003, Optio incurred interest expense on its line of credit and capital leases of $51,000.

The significant expense in 2002 was primarily due to the write-down of Optio’s investment in ec-Hub of $2.2 million. In the year ended January 31, 2001, Optio invested $2.2 million in ec-Hub, Inc. (formerly ecIndX, Inc.), a supply chain collaboration vendor, in exchange for a minority interest in the company. During the year ended January 31, 2002, Optio continually assessed the value of its investment in ec-Hub. In April 2001, Optio wrote down its investment in ec-Hub by $200,000 to reflect the value of Optio’s percentage of ownership based upon the price per share paid by a recent investor. In January 2002, Optio wrote down the investment an additional $2,009,000, resulting in a $0 value of the investment. Optio also experienced increased interest expense during 2002 as a result of borrowings on its line of credit.

Finally, Optio had other income/expense of $45,000 in 2004 and $44,000 in 2003, primarily from rental income on sub-leased office space as well as the sale of insignificant Company fixed assets. In 2002, Optio sold marketable securities and recorded an other than temporary decline in the fair value of other marketable securities during the year ended January 31, 2002 for a loss of $163,000, which was recorded in other expense.

Income Taxes

The income tax benefit in the year ended January 31, 2004 represents a tax refund from Canada and select states resulting from amended tax returns filed to use tax loss carrybacks to offset prior year taxable income. The income tax benefit in the year ended January 31, 2003 represents a federal tax refund of $530,000 received by Optio as a result of a tax law change allowing it to take advantage of greater tax loss carrybacks. In addition, Optio’s French operations recognized an $89,000 tax benefit for tax loss carrybacks. This refund and carryback benefit was partially offset by $41,000 in income taxes paid for Optio’s other foreign operations. Income tax expense in 2002 was $15,000, representing taxes from Optio’s foreign operations. Note 8 to the Consolidated Financial Statements details the differences between Optio’s effective income tax rate and the statutory rate.

Discontinued Operations

On March 27, 2000, Optio acquired all the outstanding shares of Muscato and substantially all of the assets of TransLink, an affiliate of Muscato. The consideration paid for the shares of Muscato was $28.0 million, of which $20.0 million was paid in cash. Optio issued promissory notes for the remaining $8.0 million, which were due and payable on March 27, 2030. The purchase price for the assets acquired from TransLink was $5.0 million in cash. Each of the acquisitions was accounted for as a purchase transaction for financial accounting purposes.

On December 4, 2001, Optio sold its Muscato and TransLink business units to M2 Systems, a company owned by certain of the former shareholders of Muscato. The stock of Muscato was sold for consideration of $250,000 cash, a $3.25 million promissory note, and the retirement of the promissory notes in the aggregate amount of $8.9 million in principal and interest related to the original purchase of Muscato. The assets of the TransLink business unit were sold for a $750,000 promissory note.

Pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial statements have been reclassified to reflect the discontinuation of these components. Accordingly, the revenues, costs and expenses, assets and liabilities of these components have been segregated in the consolidated balance sheets and statements of operations. The net operating results of these components have been reported as discontinued operations in the consolidated statements of operations.

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

Revenue included in discontinued operations for the years ended January 31, 2002 was $4,637,000. There was no revenue included in discontinued operations for the years ended January 31, 2003 and 2004. Net loss from discontinued operations for the years ended January 31, 2002 and 2003 was $16,679,000 and $132,000, respectively. There was no net loss from discontinued operations for the year ended January 31, 2004.

Liquidity and Capital Resources

At January 31, 2004 and 2003, Optio had $5.3 million and $3.9 million, respectively, of cash and cash equivalents.

The following table sets forth certain selected statements of cash flow information for the periods presented:

	Year Ended January 31,
	2002	2003	2004
Net cash provided by (used in) operations	$(3,663,000)	$(1,836,000)	$1,464,000
Net cash provided by (used in) investing activities	(77,000)	161,000	7,000
Net cash provided by (used in) financing activities	375,000	19,000	(96,000)
Net increase (decrease) in cash and cash equivalents	(3,370,000)	(1,476,000)	1,426,000

Cash provided by operating activities in 2004 resulted primarily from net income of $1.4 million, adjusted for the add-back of the loss on impairment of the M2 note receivable of $900,000 and depreciation and amortization expense of $553,000, offset by changes in working capital which resulted in a $1.5 million use of cash. The major components of such working capital changes were an increase in accounts receivable of $1.2 million the receipt of the $750,000 insurance reimbursement previously in receivables, a $407,000 reduction in pre-paid expenses, a $680,000 reduction in accounts payable and a $1.1 million reduction in accrued expenses, including the Prograde settlement of $875,000. Optio’s accounts receivable increased primarily due to the significant increase in license sales in the fourth quarter of 2004, including one large receivable for $575,000. Prepaid expenses and other assets declined as a result of savings in areas such as prepaid insurance premiums and the reduction of other receivables. Finally, in 2004, accounts payable and accrued expenses declined as a result of the payment of the Prograde settlement of $875,000, the pay-out of severance in excess of $500,000 and an improvement in Optio’s timing of payment of invoices as a result of our improved financial position.

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

Cash provided by investing activities during 2004 included the repayment of an officer’s note of $85,000 and payments on the M2 note receivable of $86,000, offset by purchases of equipment of $164,000.

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

Cash used in financing activities in 2004 included the payment on notes payable and capital leases of $123,000, offset by the receipt of $27,000 in proceeds from the exercise of stock options.

Cash provided by financing activities during 2003 included the receipt of $101,000 from the exercise of stock options, offset by the payment of $82,000 on the Company’s capital leases. Cash flows provided by financing activities during 2002 included $559,000 of proceeds from the exercise of stock options, offset by payments on capital leases and other debt of $184,000.

As of January 31, 2004, Optio had repaid its notes payable of $53,000 to two individuals. Optio’s remaining debt includes capital lease obligations of $163,000.

Optio’s only material long-term contractual obligations as of January 31, 2004 consisted primarily of obligations under capital and operating leases as indicated below:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years
Capital Lease Obligations	$178,000	$89,000	$89,000
Operating Lease Obligations	$3,781,000	$1,368,000	$2,413,000

Total	$3,959,000	$1,457,000	$2,502,000

During the year ended January 31, 2003, Optio had a $5.0 million line of credit agreement with a bank, which terminated effective April 19, 2003. On April 30, 2003, Optio extended the line of credit with this bank through April 19, 2004. Subsequently, on April 8, 2004, Optio extended the line of credit again through April 19, 2005. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of eligible accounts receivable. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements and restrictions on dividends. On December 4, 2003, the line of credit was amended, effective from April 30, 2003, to modify the calculation of certain financial ratios to exclude any impairment charges related to the M2 Systems note receivable. Currently, Optio has estimated that approximately $2.0 million would be available for borrowings based upon Optio’s historical accounts receivable balance. As of January 31, 2004, Optio was in compliance with the required financial ratios. There were no borrowings under the line of credit as of January 31, 2004.

The Company holds a note receivable from M2 Systems as partial consideration for the sale of Muscato and TransLink. The payment schedule of the note requires four quarterly installments of $100,000, including interest calculated at the prime rate (4.0% as of January 31, 2004), through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008. Should the note become uncollectible, Optio’s liquidity would be negatively impacted by the amount of the remaining installment payments, as reflected above.

Management believes that the existing cash and cash equivalents, together with the line of credit, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. Optio intends to expand its product line, which may require acquisitions of companies or products which enhance our product line. As a result, we may attempt to raise additional funds through equity or debt financing. There can be no assurance that we will be able to raise additional funds on favorable terms, or at all. Although not anticipated, a dramatic decrease in demand for Optio’s products or services, or a dramatic change in technology related to Optio’s products or services offered, could have a negative impact on Optio’s liquidity. This risk may include the potential for Optio to not meet its debt covenant requirements, making any borrowings under the line of credit unavailable.

Off-Balance Sheet Financing

Optio does not have any off-balance sheet financing arrangements or any relationships with “structured finance” or “special purpose” entities. Other than our non-cancelable capital and operating leases for office space and equipment, we do not have any contractual obligations that would impact our liquidity.

Related Party Transactions

Optio had a note receivable from a shareholder, Wayne Cape (who is also an officer and a director), for general personal purposes of $90,000 in the aggregate at January 31, 2003. The note bore interest at a rate of 9% per annum. Under this note, payments of $1,000 per month were due from February 28, 2002 through December 31, 2002 and subsequent monthly payments of $12,300 through July 15, 2003. The note was repaid during the year ended January 31, 2004. In addition, Optio has a note receivable from another shareholder, Charles Carey, for general purposes of $10,000 and $5,000 at January 31, 2003 and 2004, respectively. The note bears interest at prime plus 1% per annum. As of January 31, 2004, the note was classified as current as the note requires payment within the next fiscal year. There have been no changes to the terms of the notes subsequent to July 31, 2002.

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

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

In December 2003, the FASB issued FIN 46R, a revision to FIN 46, Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The Company has not identified any variable interest entities. The application of FIN 46 and FIN46R are not expected to have any impact on the financial position, results of operations or cash flows of the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Optio provides its services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, Optio’s financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or the weakening of these local currencies could make Optio’s products less competitive in foreign markets. Based upon the relative size of Optio’s foreign operations, Optio believes its exposure to foreign currency fluctuations is not a material risk. Optio’s interest income and expense are sensitive to changes in the general level of U.S. interest rates. Based on Optio’s cash equivalents balance and the nature of its outstanding debt, Optio believes its exposure to interest rate risk is not material.

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

In connection with the audits of Optio’s financial statements for each of the fiscal years ended January 31, 2001 and January 31, 2002, and in the subsequent interim periods, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to such matter in connection with its report. During the two preceeding fiscal years and through the date of Ernst & Young’s resignation there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

Optio has furnished Ernst & Young with a copy of the foregoing disclosure and requested Ernst & Young to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of the letter of Ernst & Young to the Securities and Exchange Commission was filed as an Exhibit to Optio’s Report on Form 8-K filed January 24, 2003.

Optio’s Board of Directors, upon the recommendation of the Audit Committee, engaged BDO Seidman, LLP (“BDO”) as of March 14, 2003 as its independent public accountants for its fiscal year ended January 31, 2003. During the two preceeding fiscal years and through the date of engagement, Optio did not consult with BDO on items regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Optio’s financial statements; or (2) any matter that was either the subject of a disagreement with Optio’s former auditor or a reportable event under SEC rules and regulations.

Item 9A. CONTROLS AND PROCEDURES

As of January 31, 2004, Optio, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Optio’s disclosure controls and procedures are effective in ensuring that material information relating to Optio, including its consolidated subsidiaries, is made known to them by others within the organization, particularly during the period in which this quarterly report was being prepared. There were no significant changes in Optio’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed not more than 120 days after the year ended January 31, 2003.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements - see index on Page F-1 herein.

(a) (2)	Schedule II - Valuation and Qualifying Accounts - See page S-1 herein.

Other financial statements and schedules are not presented because they are either not required or the information required by such financial statements or schedules is presented elsewhere.

(a) (3)	The exhibits filed as part of this Report as required by Item 601 of Regulation S-K are included in the Index to Exhibits at page E-1 included elsewhere in this report.

(b)	Reports on Form 8-K.

On December 8, 2003, Optio filed a Form 8-K to furnish Optio’s third quarter press release dated December 5, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of April, 2004.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. Wayne Cape C. Wayne Cape	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 21, 2004

/s/ Caroline Bembry Caroline Bembry	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 21, 2004

/s/ Barron Hughes	Director	April 21, 2004
Barron Hughes

/s/ David Leach	Director	April 21, 2004
David Leach

/s/ Ronald Diener	Director	April 21, 2004
Ronald Diener

/s/ Robert Beck	Director	April 21, 2004
Robert Beck

Optio Software, Inc.

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of

Optio Software, Inc.

We have audited the accompanying consolidated balance sheets of Optio Software, Inc. and subsidiaries (the “Company”) as of January 31, 2003 and 2004 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. We have also audited the financial statement schedule for the years ended January 31, 2003 and 2004 listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optio Software, Inc. and subsidiaries as of January 31, 2003 and 2004, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2003 and 2004 schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia

April 8, 2004

Report of Independent Auditors

The Board of Directors and Shareholders

Optio Software, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Optio Software, Inc. for the year ended January 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended January 31, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Optio Software, Inc. for the year ended January 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/ S / ERNST & YOUNG LLP

Atlanta, Georgia

March 7, 2002

OPTIO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,902,000	$5,328,000
Accounts receivable, less allowance for doubtful accounts of $720,000 and $579,000, respectively	4,112,000	5,293,000
Prepaid expenses and other current assets	765,000	283,000
Receivable on insurance claim	750,000	—
Notes receivable from related party	90,000	5,000
Current portion of notes receivable from M2	101,000	310,000

Total current assets	9,720,000	11,219,000
Property and equipment, net	912,000	541,000
Notes receivable from M2, net of impairment reserve of $900,000 in 2004, less current portion	3,571,000	2,376,000
Other	240,000	110,000

Total assets	$14,443,000	$14,246,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,656,000	$812,000
Accrued expenses	2,782,000	2,627,000
Accrued settlement of lawsuit	875,000	—
Current portion of notes payable	53,000	—
Current portion of capital lease obligations	65,000	76,000
Deferred revenue	5,849,000	6,256,000

Total current liabilities	11,280,000	9,771,000
Capital lease obligations, less current portion	167,000	87,000
Deferred revenue	92,000	—
Other long-term liabilities	130,000	101,000

Total liabilities	11,669,000	9,959,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value: 100,000,000 shares authorized; 19,127,498 and 19,261,144 shares issued and outstanding, respectively	50,264,000	50,291,000
Accumulated deficit	(47,455,000)	(46,084,000)
Accumulated other comprehensive income (loss)	(35,000)	80,000

Total shareholders’ equity	2,774,000	4,287,000

Total liabilities and shareholders’ equity	$14,443,000	$14,246,000

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2002	2003	2004
Revenue:
License fees	$12,592,000	$10,445,000	$10,205,000
Services, maintenance, and other	18,228,000	17,379,000	17,110,000

	30,820,000	27,824,000	27,315,000

Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	519,000	549,000	436,000
Services, maintenance, and other	10,395,000	7,808,000	6,358,000

	10,914,000	8,357,000	6,794,000

Operating expenses:
Sales and marketing	15,915,000	12,821,000	9,448,000
Research and development	4,487,000	4,278,000	4,078,000
General and administrative	7,626,000	6,962,000	4,572,000
Impairment of M2 note receivable	—	—	900,000
Depreciation and amortization	1,417,000	920,000	553,000

	29,445,000	24,981,000	19,551,000

Income (loss) from operations	(9,539,000)	(5,514,000)	970,000

Other income (expense):
Interest income	273,000	233,000	171,000
Interest expense	(103,000)	(51,000)	(17,000)
Write-down of ec-Hub investment	(2,209,000)	—	—
Other	(154,000)	44,000	45,000

	(2,193,000)	226,000	199,000

Income (loss) before income taxes and loss from discontinued operations	(11,732,000)	(5,288,000)	1,169,000
Income tax expense (benefit)	15,000	(578,000)	(202,000)

Income (loss) from continuing operations	(11,747,000)	(4,710,000)	1,371,000
Loss from discontinued operations	(16,679,000)	(132,000)	—

Net income (loss)	$(28,426,000)	$(4,842,000)	$1,371,000

Income (loss) per share from continuing operations – basic	$(0.64)	$(0.25)	$0.07

Income (loss) per share from continuing operations – diluted	$(0.64)	$(0.25)	$0.06

Income (loss) per share from discontinued operations – basic and diluted	$(0.90)	$(0.01)	$—

Net income (loss) per share - basic	$(1.54)	$(0.26)	$0.07

Net income (loss) per share - diluted	$(1.54)	$(0.26)	$0.06

Weighted average shares outstanding – basic	18,419,487	18,962,662	19,190,661

Weighted average shares outstanding – diluted	18,419,487	18,962,662	21,313,286

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unamortized Stock Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at January 31, 2001	17,641,032	$49,557,000	$(14,187,000)	$(266,000)	$(57,000)	$35,047,000
Comprehensive loss, net of tax:
Net loss	—	—	(28,426,000)	—	—	(28,426,000)
Foreign currency translation adjustment	—	—	—	(85,000)	—	(85,000)
Realized loss on marketable securities available for sale	—	—	—	145,000	—	145,000
Unrealized loss on marketable securities available for sale	—	—	—	(85,000)	—	(85,000)

Comprehensive loss						(28,451,000)
Reversal of costs of issuance of common stock in initial public offering	—	95,000	—	—	—	95,000
Issuance of common stock from the exercise of stock options	941,366	559,000	—	—	—	559,000
Deferred compensation related to stock option modifications	—	8,000	—	—	(2,000)	6,000
Amortization of deferred compensation	—	—	—	—	29,000	29,000
Change in deferred compensation related to stock option terminations	—	(48,000)	—	—	17,000	(31,000)

Balance at January 31, 2002	18,582,398	$50,171,000	$(42,613,000)	$(291,000)	$(13,000)	$7,254,000
Comprehensive loss, net of tax:
Net loss	—	—	(4,842,000)	—	—	(4,842,000)
Foreign currency translation Adjustment	—	—	—	256,000	—	256,000

Comprehensive loss						(4,586,000)
Issuance of common stock from the exercise of stock options	545,100	101,000	—	—	—	101,000
Amortization of deferred compensation	—	—	—	—	12,000	12,000
Change in deferred compensation related to stock option terminations	—	(8,000)	—	—	1,000	(7,000)

Balance at January 31, 2003	19,127,498	$50,264,000	$(47,455,000)	$(35,000)	$—	$2,774,000
Comprehensive income, net of tax:
Net income	—	—	1,371,000	—	—	1,371,000
Foreign currency translation Adjustment	—	—	—	115,000	—	115,000

Comprehensive income						1,486,000
Issuance of common stock from the exercise of stock options	133,646	27,000	—	—	—	27,000

Balance at January 31, 2004	19,261,144	$50,291,000	$(46,084,000)	$80,000	$—	$4,287,000

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2002	2003	2004
Operating activities
Net income (loss)	$(28,426,000)	$(4,842,000)	$1,371,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,294,000	876,000	528,000
Amortization of goodwill and other intangible assets	6,140,000	44,000	25,000
Provision for doubtful accounts	948,000	266,000	265,000
Write-down of ec-Hub, Inc. (formerly ecIndX, Inc.) investment	2,209,000	—	—
Loss on impairment of goodwill	10,899,000	—	—
Gain on the sale of Muscato and Translink	(413,000)	—	—
Loss on sale of marketable securities	145,000	—	—
Loss on impairment of M2 note receivable	—	—	900,000
Loss on sale of property and equipment	42,000	70,000	3,000
Non-cash compensation and interest	445,000	5,000	—
Change in assets and liabilities (exclusive of acquisitions):
Accounts receivable	2,048,000	2,314,000	(1,195,000)
Receivable on insurance claim	—	(750,000)	750,000
Prepaid expenses and other assets	226,000	(59,000)	407,000
Accounts payable	(1,283,000)	193,000	(680,000)
Accrued expenses and accrued settlement of lawsuit	893,000	466,000	(1,132,000)
Income taxes payable	1,363,000	—	—
Deferred revenue	(193,000)	(419,000)	222,000

Net cash provided by (used in) operating activities	(3,663,000)	(1,836,000)	1,464,000

Investing activities
Purchase of marketable securities	(20,000)	—	—
Proceeds from sale of marketable securities	68,000	210,000	—
Purchases of property and equipment	(366,000)	(268,000)	(164,000)
Proceeds from sale of property and equipment	8,000	—	—
Payments from (advances to) shareholders	(4,000)	38,000	85,000
Payments from M2 note receivable	—	181,000	86,000
Proceeds from the divestiture of Muscato and Translink, net of cash sold	237,000	—	—

Net cash provided by (used in) investing activities	(77,000)	161,000	7,000

Financing activities
Payments of notes payable to related parties and capital lease obligations	(184,000)	(82,000)	(123,000)
Proceeds from exercise of stock options	559,000	101,000	27,000

Net cash provided by (used in) financing activities	375,000	19,000	(96,000)
Impact of foreign currency rate fluctuations on cash	(5,000)	180,000	51,000

Net increase (decrease) in cash and cash equivalents	(3,370,000)	(1,476,000)	1,426,000
Cash and cash equivalents at beginning of year	8,748,000	5,378,000	3,902,000

Cash and cash equivalents at end of year	$5,378,000	$3,902,000	$5,328,000

Supplemental cash flow information:
Cash paid for interest	$105,000	$35,000	$37,000

Net cash paid for income taxes (income taxes refunded)	$3,000	$(578,000)	$(202,000)

See accompanying notes to consolidated financial statements

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Optio Software, Inc. (the “Company”) provides infrastructure software and services that enhance the form, content, distribution and availability of business critical information. The Company markets primarily to companies located principally in the United States and Europe. The industry in which the Company operates is subject to rapid change due to development of new technologies and products.

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

Revenue Recognition

Overview

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of Central Processing Units (“CPUs”) on which the product is installed or, to a lesser extent, based on the number of persons or hospital beds registered to use the product. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions, and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition.

License Fees

The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based upon a percentage of list price or a contractually negotiated fixed fee. The Company does not grant its resellers the right of return.

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

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the year ended January 31, 2002, the Company recorded charges to reduce the carrying value of its goodwill related to two previous acquisitions. On December 4, 2001, the Company sold its Muscato Corporation (“Muscato”) and TransLink Solutions Corporation (“TransLink”) components. The loss on these two transactions was $10.5 million and was recorded as an impairment of intangible assets in the year ended January 31, 2002. The impairment of intangible assets has been classified in the loss from discontinued operations (see Note 3) on the consolidated statement of operations.

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

Advertising Costs

Advertising costs are expensed in the period incurred. Total advertising expense amounted to approximately $1,874,000, $901,000 and $669,000 during the years ended January 31, 2002, 2003 and 2004, respectively.

Shipping Fees and Handling Costs

In accordance with Emerging Issues Task Force 00-10, the Company records all shipping fees and handling costs associated with transporting the licensed software to customers as costs of revenue. The revenues associated with customer billings for these charges is reported as other revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at January 31, 2004 consisted primarily of investments in money market funds. The carrying amounts of the Company’s investments in cash equivalents approximate their fair values due to the short maturities of these instruments.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Marketable Securities

The Company’s investments in marketable securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on these investments are reported as a separate component of accumulated other comprehensive income, which is included in shareholders’ equity, and are not reported in earnings until realized or until a decline in fair value below cost is deemed to be other than temporary. At January 31, 2002, the Company recognized a loss of $145,000 on its investment in stocks held for sale based on an other than temporary decline in the market value of investment. There were no investments held at January 31, 2003 or 2004.

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

Property and equipment at January 31, 2003 and 2004 consisted of the following:

	January 31,
	2003	2004
Equipment	$2,244,000	$2,183,000
Furniture and fixtures	500,000	521,000
Purchased software	974,000	1,010,000
Leasehold improvements	289,000	294,000

	4,007,000	4,008,000
Less accumulated depreciation and amortization	(3,095,000)	(3,467,000)

Net property and equipment	$912,000	$541,000

Accrued Expenses

Accrued expenses as of January 31, 2003 and 2004 included the following:

	January 31,
	2003	2004
Accrued commissions and bonuses	$342,000	$994,000
Accrued sales taxes	246,000	537,000
Accrued severance	491,000	—
Other	1,703,000	1,096,000

Total accrued expenses	$2,782,000	$2,627,000

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

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” on February 1, 2002. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment annually. Additionally, intangibles with indefinite useful lives should no longer be amortized, but rather be tested for impairment in accordance with guidance in SFAS 142. As of the date of adoption, the Company no longer held any goodwill or other intangible assets, however in previous reporting periods, the Company did hold goodwill, which was being amortized in accordance with then existing accounting standards. The following tables present a reconciliation of net income and basic and diluted loss per share, adjusted to exclude goodwill amortization, net of income taxes:

	January 31,
	2002	2003	2004
Reported net income (loss)	$(28,426,000)	$(4,842,000)	$1,371,000
Amortization of goodwill	6,140,000	—	—

Adjusted net income (loss)	$(22,286,000)	$(4,842,000)	$1,371,000

Reported basic income (loss) per share	(1.54)	(0.26)	0.07
Reported diluted income (loss) per share	(1.54)	(0.26)	0.06

Amortization of goodwill	0.33	—	—

Adjusted basic income (loss) per share	(1.21)	(0.26)	0.07

Adjusted diluted income (loss) per share	(1.21)	(0.26)	0.06

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

Based on the additional disclosure requirements of SFAS 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to SFAS 123”, the following information is provided to demonstrate the assumptions and the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123.

Pro forma information regarding net income or loss required by SFAS 123 “Accounting for Stock-Based Compensation”, requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the years ended January 31, 2002, 2003 and 2004: risk-free interest rates of 5.20%, 4.66% and 3.48% respectively; no dividend yield; volatility of 182% for 2002, 168% for 2003 and 158% for 2004; and an expected life of the options of 7.29 for 2002, 7.40 years for 2003 and 7.51 years for 2004.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the years ended January 31, 2002, 2003 and 2004 equaled $0.76, $0.55 and $0.55 per share, respectively. The Company’s pro forma information as determined using the fair value method of accounting of SFAS 123, was as follows:

	Year Ended January 31,
	2002	2003	2004
Net income (loss) as reported	$(28,426,000)	$(4,842,000)	$1,371,000
Add: Compensation cost reported using the intrinsic value method	29,000	12,000	—
Deduct: Compensation cost using the fair value method	(1,116,000)	(1,124,000)	(703,000)

Pro forma net income (loss)	(29,513,000)	$(5,954,000)	$668,000

Net income (loss) per share as reported – basic	(1.54)	(0.26)	0.07
Net income (loss) per share as reported – diluted	(1.54)	(0.26)	0.06
Pro forma net income (loss) per share – basic and diluted	(1.60)	(0.31)	0.03

The Company recorded deferred compensation of $373,000 during the year ended January 31, 2000 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value per share of the Company’s common stock on the date of grant. Such amounts were amortized over the period in which the options vest, generally three to four years, and accordingly, $29,000 and $4,000 in compensation expense was recognized in the years ended January 31, 2002 and 2003, respectively.

The Company recorded deferred compensation of $8,000 during the year ended January 31, 2002 in connection with the modification of the terms of options granted to a particular employee. Such amount was amortized over the period in which the options became exercisable and accordingly, $8,000 in compensation expense was recognized in the year ended January 31, 2003.

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations. The items in comprehensive income (loss) relate principally to foreign currency translation and unrealized gains and losses on marketable securities.

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

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003.

In December 2003, the FASB issued FIN 46R, a revision to FIN 46, Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The Company has not identified any variable interest entities. The application of FIN 46 and FIN46R are not expected to have any impact on the financial position, results of operations or cash flows of the Company.

Fiscal Year

The Company maintains a fiscal year ending January 31st. References to 2004, 2003 and 2002 represent the years ending January 31, 2004, 2003 and 2002, respectively.

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

Revenue included in discontinued operations for the year ended January 31, 2002 was $4,637,000. There was no revenue included in discontinued operations for the years ended January 31, 2003 and 2004. Net loss from discontinued operations for the years ended January 31, 2002 and 2003 was $16,679,000 and $132,000, respectively. There was no net loss from discontinued operations for the year ended January 31, 2004.

4. Notes Receivable

As described in Note 3, the Company holds a note receivable from M2 systems as partial consideration for the sale of Muscato and Translink. At January 31, 2004, the gross principal balance due the Company on the note is $3,586,000. Accrued interest receivable of $21,000 is included in other current assets.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As described in Note 16, on April 30, 2003, the Company executed a Settlement and Release Agreement with M2 Systems covering the remainder of the indemnification claims made by M2 Systems. In exchange for M2 System’s agreement to release the Company from such claims, the Company amended the promissory notes related to the TransLink and Muscato divestiture, calling for a modified payment schedule of a combined note. The modified payment schedule of the combined note requires four quarterly installments of $100,000, including interest calculated at the prime rate (4.0% as of January 31, 2004), through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008. Interest is calculated each quarter on the then outstanding balance and the installment payments are allocated first to interest, with the remaining balance allocated to principal. The amount presented as the current portion of the note receivable from M2 represents an estimate of installment payments expected to be allocated to principal during the year ending January 31, 2005, based on the current prime rate.

During the third quarter of 2004, as a result of M2 Systems failure to make timely payments, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to the Company, the Company would incur an additional loss of $2.7 million. The Company has the right to receive the quarterly financial statements of M2 Systems and Muscato and has certain audit rights as to the collateral for the note; therefore, the Company will periodically assess the value of the collateral and the note, as reflected on the Company’s financial statements.

5. Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and notes receivable.

The Company maintains cash and cash equivalents at various financial institutions. Company policy is designed to limit exposure at any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. Cash equivalents at January 31, 2004 of $3.9 million represented investments in money market funds.

Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of entities comprising the Company’s customer base; however, the Company generates between 20% and 35% of its domestic revenues from healthcare organizations, with the remainder, including its international revenues, generated by a wide array of industries. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables generally are due within 30 days, and management records estimates of expected credit losses. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed the receivable is written off against the allowance. Based on management’s best estimate it believes the Company’s allowance for doubtful accounts is adequate as presented. Historically, the Company has not experienced significant losses related to receivables from groups or customers in any particular industry or geographic area. Bad debt expense for the years ended January 31, 2002, 2003 and 2004 amounted to $2,186,000, $266,000 and $265,000 respectively. Materially different amounts of bad debt expense and allowance for doubtful accounts could be reported under different conditions or using different assumptions.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As further explained in Note 4, the Company holds a note receivable from M2 Systems as partial consideration for the sale of Muscato and TransLink. This note was written down to its net realizable value during the third quarter of 2004 based upon management’s assessment of the fair value of the underlying collateral. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to the Company, the Company would incur an additional loss of $2.7 million.

Fair Values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and note receivable approximate their fair values. The fair value estimates were based on market information available to management as of January 31, 2004. The Company does not have financial instruments with off-balance sheet risk.

6. Capital Leases and Lines of Credit

The Company leases telecommunications, computer equipment and vehicles under capital leases. Assets under capital leases included in property and equipment are as follows:

	January 31,
	2003	2004
Equipment	$404,000	$404,000
Less accumulated amortization	(160,000)	(241,000)

	$244,000	$163,000

Future minimum lease payments under capital leases consist of the following at January 31, 2004:

2005	$89,000
2006	89,000

Total minimum lease payments	178,000
Less amounts representing interest	(15,000)

Present value of net minimum lease payments	163,000
Less current portion	(76,000)

$87,000

On March 29, 2001, the Company entered into a line of credit agreement with a bank for a $5.0 million line of credit. The line of credit bore interest at prime rate plus 0.50% and was collateralized by accounts receivable, equipment, general intangibles and other assets as defined in the agreement. The Company could borrow up to the lesser of $5.0 million or 70% of the Company’s eligible receivables, as defined in the agreement. The agreement contained various covenants, including tangible net worth and earnings before interest, taxes, depreciation and amortization requirements and restrictions on dividends. As of January 31, 2002, the Company was not in compliance with the required financial ratios and was in default on the line of credit. There were no borrowings outstanding under the line of credit at January 31, 2002. The line of credit was terminated on March 29, 2002.

On April 25, 2002, the Company entered into a new line of credit agreement with a bank for a line of credit of up to $5.0 million. The line of credit bore interest at the prime rate (4.25% and 4.0% at January 31, 2003 and 2004, respectively), subject to increase based on the Company’s performance relative to certain financial ratios. The Company could borrow up to $5.0 million, or such lesser amount as may be determined based on such ratios. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contained various covenants, including liquidity and tangible net worth requirements and restrictions on dividends. As of January 31, 2003, the Company was in compliance with all debt covenants. The line of credit expired on April 25, 2003. As of January 31, 2003, there were no borrowings under the line of credit.

On April 30, 2003, the Company extended the line of credit with this bank through April 19, 2004. Subsequently, on April 8, 2004, Optio extended the line of credit again through April 19, 2005. The line of credit bears interest at prime rate, subject to increase based on the Company’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of accounts receivable. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The agreement contains various covenants, including liquidity and EBITDA requirements and restrictions on dividends. On December 4, 2003, the line of credit was amended, effective from April 30, 2003, to modify the calculation of certain financial ratios to exclude any impairment charges related to the M2 Systems note receivable. The Company has estimated that approximately $2.0 million would be available for borrowings based upon the Company’s historical accounts receivable balance. As of January 31, 2004, Optio was in compliance with the required financial ratios. There were no borrowings under the line of credit as of January 31, 2004.

7. Operating Leases

The Company leases office space and equipment under operating leases. Rent expense under the Company’s operating leases was approximately $1,830,000, $1,821,000 and $ 1,447,000 during the years ended January 31, 2002, 2003, and 2004, respectively.

Future minimum lease payments under noncancellable operating leases, with initial terms of at least one year at the time of inception, are as follows at January 31, 2004:

2005	$1,368,000
2006	1,264,000
2007	1,145,000
2008	4,000

$3,781,000

8. Income Taxes

The provisions for income taxes are summarized below:

	Year Ended January 31,
	2002	2003	2004
Current:
Federal	$—	$(530,000)	$(6,000)
State	—	—	(164,000)
Foreign	15,000	(48,000)	(32,000)

	15,000	(578,000)	(202,000)
Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total	$15,000	$(578,000)	$(202,000)

Pre-tax income (loss) attributable to foreign and domestic operations is summarized below:

	Year Ended January 31,
	2002	2003	2004
U.S. operations	$(27,708,000)	$(3,907,000)	$1,623,000
French operations	(317,000)	(867,000)	(492,000)
German operations	—	(182,000)	(92,000)
U.K. operations	42,000	(207,000)	124,000
Australian operations	(428,000)	(257,000)	6,000

	$(28,411,000)	$(5,420,000)	$1,169,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the provision for income taxes to the statutory federal income tax rate is as follows:

	Year Ended January 31,
	2002	2003	2004
Statutory rate of 34% applied to pre-tax income (loss)	$(9,660,000)	$(1,843,000)	$397,000
State income taxes, net of Federal tax effect	(1,097,000)	(179,000)	(116,000)
Research and development tax credits	—	(430,000)	(154,000)
Meals and entertainment expense	44,000	19,000	15,000
Change in valuation allowance	11,248,000	2,385,000	(306,000)
Change in enacted tax laws	—	(530,000)	(38,000)
Bases differences in assets of discontinued operations	(3,125,000)	—	—
Goodwill amortization	2,605,000	—	—

	$15,000	$(578,000)	$(202,000)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2003	2004
Deferred income tax assets:
Goodwill amortization	$316,000	$283,000
Depreciation	28,000	76,000
Net operating loss carryforwards	9,248,000	8,520,000
Capital loss carryforwards	6,080,000	6,115,000
Payroll related and other accruals	135,000	153,000
Allowance for doubtful accounts	269,000	567,000
Research and development credits	480,000	600,000
Reserve for ec-Hub	707,000	533,000
Other, net	27,000	61,000
Valuation allowance	(17,214,000)	(16,908,000)

Total deferred income tax assets	76,000	—
Deferred income tax liabilities:
Other, net	76,000	—

Total deferred income tax liabilities	76,000	—

Net deferred tax asset	$—	$—

For financial reporting purposes, at January 31, 2003 and 2004, a valuation allowance has been recognized to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of the deferred tax assets because management’s evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of the future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

The Company has approximately $38.9 million of net operating loss carryforwards, approximately $15.2 million of capital loss carryforwards and $909,000 of research and development credit carryforwards for federal income tax purposes that expire in various years through 2023, 2009 and 2024, respectively. In addition, at January 31, 2004, the Company had net operating loss carryforwards of approximately $1.7 million and $2.0 million resulting from its operations in Australia and France, respectively. For financial reporting purposes, a valuation allowance has been established to offset the deferred tax assets related to these carryforwards.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent. We do not believe it is practicable to determine the amount of these unrecognized deferred taxes at this time.

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

A summary of stock option activity is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding options at January 31, 2001	10,042,943	$0.01 - $17.563	$1.57
Options granted	2,150,027	$0.40 - $ 1.875	$0.77
Options exercised	(941,336)	$0.03 - $ 0.80	$0.59
Options canceled/forfeited	(2,388,581)	$0.53 - $17.563	$2.82

Outstanding options at January 31, 2002	8,863,053	$0.01 - $ 17.00	$1.15
Options granted	847,901	$0.24 - $ 0.82	$0.56
Options exercised	(545,100)	$0.03 - $ 0.20	$0.19
Options canceled/forfeited	(1,962,354)	$0.25 - $ 17.00	$1.72

Outstanding options at January 31, 2003	7,203,500	$0.01 - $ 16.00	$0.98
Options granted	739,697	$0.37 - $ 1.21	$0.62
Options exercised	(133,646)	$0.35 - $ 1.34	$0.87
Options canceled/forfeited	(1,104,018)	$0.24 - $ 16.00	$1.26

Outstanding options at January 31, 2004	6,705,533	$0.01 - $ 16.00	$0.89

Exercisable options at January 31, 2002	6,178,462	$0.01 - $ 17.00	$0.84

Exercisable options at January 31, 2003	6,114,231	$0.01 - $ 16.00	$0.87

Exercisable options at January 31, 2004	5,402,140	$0.01 - $ 16.00	$0.89

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information concerning options outstanding and exercisable as of January 31, 2004:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.002 - $ 0.10	1,414,900	N/A	$0.03	1,414,900	$0.03
$ 0.24 - $ 1.00	4,735,299	5.79	$0.72	3,524,078	$0.76
$1.031 - $ 2.00	398,733	6.31	$1.59	337,140	$1.58
$3.031 - $10.00	79,795	6.18	$8.60	64,848	$8.70
$12.50 - $17.00	76,806	6.00	$15.94	61,174	$15.94

	6,705,533	5.85	$0.89	5,402,140	$0.89

The Company has reserved 12,136,262 shares of common stock for issuance upon exercise of stock options under the Stock Incentive Plan, 1,662,900 shares of common stock for issuance upon exercise of stock options outside of the Stock Incentive Plan and 290,000 shares of common stock for issuance upon exercise of stock options under the Directors’ Stock Option Plan.

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

11. Employee Benefit Plan

The Company has a combined profit sharing and 401(k) plan (the “Plan”) that covers substantially all employees meeting specified age and length-of-service requirements. The Company may make a discretionary matching contribution each year. The Company recognized expense related to the Plan of approximately $465,000 and $308,000 during the years ended January 31, 2002 and 2003, respectively. There was no expense related to the Plan during the year ended January 31, 2004.

12. Related Party Transactions

The Company had notes receivable and advances to shareholders for general personal purposes of $90,000 and $5,000 at January 31, 2003 and 2004, respectively. Included in the balance as of January 31, 2003 was a note receivable in the amount of $87,300 that bore interest at a rate of 9% per annum. Under this note, payments of $1,000 per month were due from February 28, 2002 through December 31, 2002 and subsequent monthly payments of $12,300 through July 15, 2003. The note was repaid during fiscal year 2004.

The Company had previously advanced $600,000 to David Dunn-Rankin, who was a director of the Company, under a note bearing interest at 9% per annum, due October 31, 2001.Mr. Dunn-Rankin defaulted on the loan due to non-payment, and the Company believed that repayment of the loan was unlikely. The full amount of the loan was reserved as uncollectible as of January 31, 2002.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

13. Income (Loss) Per Share

Loss per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended January 31,
	2002	2003	2004
Income (loss)	$(28,426,000)	$(4,842,000)	$1,371,000

Weighted average shares outstanding - basic	18,419,487	18,962,662	19,190,661
Effect of dilutive stock options	—	—	2,122,625

Weighted average shares outstanding – diluted	18,419,487	18,962,662	21,313,286

Income (loss) per share – basic	$(1.54)	$(0.26)	$0.07

Income (loss) per share – diluted	$(1.54)	$(0.26)	$0.06

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	2,237,678	1,523,010	698,295

14. Segment and Geographic Information

The Company is organized around geographic areas. The Company’s U.S. operations and Europe represent the Company’s two reportable segments. The Company’s other foreign subsidiary is classified as “Other”. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

The Company previously reported four geographic segments, with the current Europe segment representing two segments, France and the United Kingdom and the current “Other” segment representing Australia. Effective September 2002, the Company’s Australian office was closed. Segment information for the year ended January 31, 2002 has been restated to combine the previous France and United Kingdom segments into the Europe segment and to classify the Australian segment as “Other”. Revenues are attributable to each segment based on the location of the subsidiary originating the sale, which is typically the geographic location where the software is installed.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the years ended January 31, 2002, 2003 and 2004 is summarized below.

Year ended January 31, 2002	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$10,655,000	$1,816,000	$121,000	$12,592,000	$—	$12,592,000
Services, maintenance and other	16,138,000	1,976,000	114,000	18,228,000	—	18,228,000
Intersegment revenue	454,000	187,000	—	641,000	(641,000)	—

Total revenue	27,247,000	3,979,000	235,000	31,461,000	(641,000)	30,820,000
Interest income	231,000	42,000	—	273,000	—	273,000
Interest expense	91,000	12,000	—	103,000	—	103,000
Depreciation and amortization	1,325,000	81,000	11,000	1,417,000	—	1,417,000
Income tax expense	—	15,000	—	15,000	—	15,000
Segment loss before income taxes and loss from discontinued operations	(11,029,000)	(275,000)	(428,000)	(11,732,000)	—	(11,732,000)
Segment net loss including loss from discontinued operations	(27,708,000)	(290,000)	(428,000)	(28,426,000)	—	(28,426,000)
Total segment assets	19,084,000	3,380,000	288,000	22,752,000	(4,150,000)	18,602,000
Expenditures for long-lived assets	280,000	79,000	7,000	366,000	—	366,000

Year ended January 31, 2003	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,580,000	$1,809,000	$56,000	$10,445,000	$—	$10,445,000
Services, maintenance and other	15,217,000	2,098,000	64,000	17,379,000	—	17,379,000
Intersegment revenue	470,000	180,000	—	650,000	(650,000)	—

Total revenue	24,267,000	4,087,000	120,000	28,474,000	(650,000)	27,824,000
Interest income	230,000	2,000	1,000	233,000	—	233,000
Interest expense	47,000	—	4,000	51,000	—	51,000
Depreciation and amortization	835,000	81,000	4,000	920,000	—	920,000
Income tax benefit	(472,000)	(106,000)	—	(578,000)	—	(578,000)
Segment loss before income taxes and loss from discontinued operations	(3,775,000)	(1,256,000)	(257,000)	(5,288,000)	—	(5,288,000)
Segment net loss including loss from discontinued operations	(3,435,000)	(1,150,000)	(257,000)	(4,842,000)	—	(4,842,000)
Total segment assets	15,735,000	2,689,000	133,000	18,557,000	(4,114,000)	14,443,000
Expenditures for long-lived assets	219,000	48,000	1,000	268,000	—	268,000

Year ended January 31, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,476,000	$1,729,000	$—	$10,205,000	$—	$10,205,000
Services, maintenance and other	14,633,000	2,469,000	8,000	17,110,000	—	17,110,000
Intersegment revenue	481,000	133,000	—	614,000	(614,000)	—

Total revenue	23,590,000	4,331,000	8,000	27,929,000	(614,000)	27,315,000
Interest income	171,000	—	—	171,000	—	171,000
Interest expense	17,000	—	—	17,000	—	17,000
Depreciation and amortization	489,000	64,000	—	553,000	—	553,000
Income tax expense (benefit)	(205,000)	3,000	—	(202,000)	—	(202,000)
Segment income (loss) before income taxes	1,623,000	(460,000)	6,000	1,169,000	—	1,169,000
Segment net income (loss)	1,828,000	(463,000)	6,000	1,371,000	—	1,371,000
Total segment assets	15,648,000	3,088,000	87,000	18,823,000	(4,577,000)	14,246,000
Expenditures for long-lived assets	157,000	7,000	—	164,000	—	164,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly results for the years ended January 31, 2003 and 2004 are as follows:

For the year ended January 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$6,795	$7,386	$7,094	$6,549
Cost of revenue, exclusive of depreciation and amortization	2,454	2,319	1,850	1,734
Loss from continuing operations before interest and taxes	(2,363)	(1,754)	(461)	(936)
Loss from discontinued operations	(34)	(9)	—	(89)
Net loss	(2,302)	(1,236)	(426)	(878)
Net loss per share from continuing operations – basic and diluted	$(0.12)	$(0.07)	$(0.02)	$(0.04)
Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per share basic and diluted	$(0.12)	$(0.07)	$(0.02)	$(0.05)

For the year ended January 31, 2004	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter
Revenue	$6,515	$6,709	$6,378	$7,713
Cost of revenue, exclusive of depreciation and amortization	1,721	1,576	1,580	1,917
Income (loss) before interest and taxes	147	438	(397)	782
Net income (loss)	193	646	(357)	889
Net loss per share - basic	$0.01	$0.03	$(0.02)	$0.05
Net loss per share - diluted	$0.01	$0.03	$(0.02)	$0.04

(a)	The income (loss) before interest and taxes for the quarter ended October 31, 2003 included the $900,000 impairment charge on the M2 Systems note receivable, as further discussed in Note 4.

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

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in Optio’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. Optio believes the lawsuit is without merit. Thus, Optio intends to defend vigorously against the plaintiff’s claims. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. Optio is currently engaged in settlement negotiations between its insurance carrier and the plaintiffs. The range of loss, if any, cannot be estimated and thus no potential loss is reflected the Optio’s financial statements.

M2 Systems Corporation, purchaser of the Company’s Muscato and TransLink business units, previously claimed certain purchase price adjustments and breaches of representations and warranties by the Company relating to the accounts receivable, fixed assets and business transferred. M2 Systems demanded approximately $3.3 million as a purchase price adjustment and indemnification for the Company’s alleged breaches of representations and warranties. Effective September 13, 2002, M2 Systems and Optio Software, Inc. entered into a settlement and release agreement covering the purchase price adjustment claims made by M2 Systems. In exchange for M2 Systems’ agreement to release the Company from such claims, the Company agreed to a purchase price adjustment in the amount of $193,945. In December 2002, M2 Systems and the Company entered into a settlement, release and satisfaction agreement covering certain of the indemnification claims made by M2 Systems. In exchange for the release, the Company accepted an amount, net of claims of $89,000, of $1,000 on the December 4, 2002 payment due under the TransLink note. In total, approximately $179,000 of the purchase price adjustments were applied against the M2 note, with the remainder paid in cash. The settlement and release agreement did not resolve any other claims M2 Systems had made against Optio Software, Inc. On April 30, 2003, the Company executed a Settlement and Release Agreement with M2 Systems covering the remainder of the indemnification claims made by M2 Systems. In exchange for M2 System’s agreement to release the Company from such claims, the Company amended the promissory notes related to the TransLink and Muscato divestiture, calling for a modified payment schedule of a combined note. The modified payment schedule of the combined note requires four quarterly installments of $100,000, including interest calculated at the prime rate (4.0% as of January 31, 2004), through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008.

On April 8, 2003, a lawsuit styled Donald K. Dunaway v. Optio Software, Inc. was filed in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida. Optio removed the lawsuit to Federal District Court in the Middle District of Florida, Orlando Division. The compliant was filed by a former employee of Optio claiming that he was entitled to certain unpaid commissions earned while employed at Optio. The plaintiff was seeking compensatory, actual, special and consequential damages as a result of Optio’s alleged actions, as well as reimbursement of plaintiff’s attorney’s fees, prejudgment interest and the costs of the action. The lawsuit was settled on January 15, 2004 for $86,000. Optio recorded the settlement in its financial statements for the year ended January 31, 2004.

Optio Software, Inc.

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Acquired/ (Divested) Reserves	Deductions (b)	Balance at End of Period (a)
Year ended January 31, 2002 Allowance for doubtful accounts	$823,000	$1,408,000	$(101,000)	$(1,203,000)	$927,000
Year ended January 31, 2003 Allowance for doubtful accounts	$927,000	$266,000	—	$(473,000)	$720,000
Year ended January 31, 2004 Allowance for doubtful accounts	$720,000	$1,165,000	—	$(406,000)	$1,479,000

(a)	Includes a combination of the allowance for doubtful accounts and the impairment reserve recorded on the note receivable from M2 Systems.
(b)	Represents write-offs of accounts and note receivable against the allowance accounts.

S-1

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

10.3 Optio Software, Inc. Outside Directors’ Stock Option Plan dated as of October 13, 1999 (incorporated by reference to Exhibit 10.2 to Form S-1 filed October 15, 1999).

10.4 Amendment No. 1 to Optio Software, Inc. Outside Directors’ Stock Option Plan dated as of December 19, 2003.

10.5 Sublease Agreement by and between HBO & Company and Optio Software, Inc. dated March 22, 1999 (incorporated by reference to Exhibit 10.4 to Form S-1 filed October 15, 1999).

10.6 Promissory note by and between Optio Software, Inc. and David Dunn–Rankin dated October 13, 1999 (incorporated by reference to Exhibit 10.9 to Form S-1/A filed November 19, 1999).

10.7 Stock Option Pledge and Security Agreement by and between Optio Software, Inc. and David Dunn–Rankin dated October 13, 1999 (incorporated by reference to Exhibit 10.10 to Form S-1/A filed November 19, 1999).

10.8 Release and Settlement Agreement, by and between Optio Software, Inc. and David Dunn-Rankin dated as of March 31, 2002 (incorporated by reference to Exhibit 10.23 to Form 10-K filed May 1, 2002).

10.9 Promissory Note by and between Optio Software, Inc. and C. Wayne Cape dated December 31, 1998 (incorporated by reference to Exhibit 10.11 to Form S-1/A filed November 19, 1999).

10.10 Amended and Restated Promissory Note by and between Optio Software, Inc. and C. Wayne Cape dated February 1, 2002 (incorporated by reference to Exhibit 10.9 to Form 10-K filed May 1, 2003).

10.11 Employment Agreement between Optio Software, Inc. and Warren K. Neuburger, dated as of May 7, 2001 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed June 14, 2001).

10.12 Amended and Restated Employment Agreement by and between Optio Software, Inc. and Warren K. Neuberger, dated as of June 10, 2002 (incorporated by reference to Exhibit 10.1. to Form 10-Q filed June 14, 2002).

E-1

10.13 Separation and Release Letter Agreement, dated as of February 11, 2002, by and between Optio Software, Inc. and Warren K. Neuburger (incorporated by reference to Exhibit 10.16 to Form 10-K filed May 1, 2003).

10.14 Employment Agreement by and between Optio Software, Inc. and C. Wayne Cape dated as of August 1, 2003 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed September 15, 2003).

10.15 Stock Purchase Agreement, dated December 4, 2001, by and between Optio Software, Inc. and M2 Systems Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed December 14, 2001).

10.16 Agreement for Sale and Purchase of Assets, dated as of December 4, 2001, by and between Optio Software, Inc. and M2 Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q filed December 14, 2001).

10.17 M2 Systems Corporation $3,250,000 Non-Negotiable Promissory Note (incorporated by reference to Exhibit 10.3 to Form 10-Q filed December 14, 2001).

10.18 M2 Systems Corporation $750,000 Non-Negotiable Promissory Note (incorporated by reference to Exhibit 10.4 to Form 10-Q filed December 14, 2001).

10.19 M2 Systems Corporation $3,640,000 Amended, Restated and Consolidated Promissory Note (incorporated by reference to Exhibit 10.22 to Form 10-K filed May 1, 2003).

10.20 Loan and Security Agreement, dated as of April 25, 2002, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed May 1, 2002).

10.21 First Loan Modification Agreement, dated as of September 12, 2002, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.1. to Form 10-Q filed September 13, 2002).

10.22 Second Loan Modification Agreement, dated as of April 24, 2003, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.25 to Form 10-K filed May 1, 2003).

10.23 Third Loan Modification Agreement, dated as of June 4, 2003, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed September 15, 2003).

10.24 Fourth Loan Modification Agreement, dated as of December 4, 2003, by and between Silicon Valley Bank and Optio Software, Inc.

10.25 Fifth Loan Modification Agreement, dated as of April 8, 2004, by and between Silicon Valley Bank and Optio Software, Inc.

10.26 Employment Agreement, dated as of February 1, 2002, by and between Optio Software, Inc. and Harvey A. Wagner (incorporated by reference to Exhibit 10.2 to Form 10-Q filed June 14, 2002).

10.27 Consulting Agreement, dated as of March 17, 2003, by and between Steven E. Kaye and Optio Software, Inc. (incorporated by reference to Exhibit 10.27 to Form 10-K filed May 1, 2003).

16.1 Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated January 24, 2003 (incorporated by reference to Exhibit 16.1 to Form 8-K filed January 24, 2003).

21.1 List of Subsidiaries.

23.1 Consent of BDO Seidman, LLP.

23.2 Consent of Ernst & Young LLP.

31.1 Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

E-2

31.2 Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Safe Harbor Compliance Statement for Forward-Looking Statements.

E-3