Form 10-Q
period 2004-04-30
OPTIO SOFTWARE INC
filed 2004-06-14
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

There were 19,529,387 shares of the Registrant’s common stock outstanding as of June 3, 2004.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended April 30, 2004

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable and notes receivable, fluctuations in operating results because of acquisitions or dispositions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability in developing new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to this Quarterly Report on Form 10-Q. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2004	April 30, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,328,000	$5,991,000
Accounts receivable, net	5,293,000	4,736,000
Prepaid expenses and other current assets	283,000	458,000
Notes receivable from related party	5,000	5,000
Current portion of note receivable from M2	310,000	310,000

Total current assets	11,219,000	11,500,000
Property and equipment, net	541,000	543,000
Other assets:
Note receivable from M2, net, less current portion	2,376,000	2,292,000
Other	110,000	103,000

Total assets	$14,246,000	$14,438,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$812,000	$1,014,000
Accrued expenses	2,627,000	1,943,000
Current portion of capital lease obligations	76,000	76,000
Deferred revenue	6,256,000	6,273,000

Total current liabilities	9,771,000	9,306,000

Capital lease obligations, less current portion	87,000	69,000
Other long-term liabilities	101,000	97,000

Total liabilities	9,959,000	9,472,000
Shareholders’ equity:
Common stock	50,291,000	50,435,000
Accumulated deficit	(46,084,000)	(45,515,000)
Accumulated other comprehensive income	80,000	46,000

Total shareholders’ equity	4,287,000	4,966,000

Total liabilities and shareholders’ equity	$14,246,000	$14,438,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended April 30,
	2003	2004
Revenue:
License fees	$2,070,000	$2,881,000
Services, maintenance, and other	4,445,000	4,325,000

	6,515,000	7,206,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	118,000	149,000
Services, maintenance, and other	1,603,000	1,586,000

	1,721,000	1,735,000

	4,794,000	5,471,000

Operating expenses:
Sales and marketing	2,381,000	2,695,000
Research and development	964,000	1,085,000
General and administrative	1,123,000	1,053,000
Depreciation and amortization	179,000	71,000

	4,647,000	4,904,000

Income from operations	147,000	567,000
Other income (expense):
Interest income	49,000	42,000
Interest expense	(3,000)	(4,000)
Other	6,000	21,000

	52,000	59,000

Income before income taxes	199,000	626,000
Income tax expense	6,000	57,000

Net income	$193,000	$569,000

Net income per share – basic	$0.01	$0.03

Net income per share – diluted	$0.01	$0.02

Weighted average shares outstanding – basic	19,140,644	19,399,918

Weighted average shares outstanding – diluted	20,595,179	23,002,374

Comprehensive income:
Net income	$193,000	$569,000
Foreign currency translation adjustment	12,000	(34,000)

Comprehensive income	$205,000	$535,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2004	19,261,144	$50,291,000	$(46,084,000)	$80,000	$4,287,000
Comprehensive income, net of tax:
Net income	—	—	569,000	—	569,000
Foreign currency translation adjustment	—	—	—	(34,000)	(34,000)

Comprehensive income					535,000
Exercise of stock options	203,231	144,000	—	—	144,000

Balance at April 30, 2004	19,464,375	$50,435,000	$(45,515,000)	$46,000	$4,966,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended April 30,
	2003	2004
Cash flows from operating activities:
Net income	$193,000	$569,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	179,000	71,000
Provision for doubtful accounts	(67,000)	16,000
Changes in operating assets and liabilities:
Accounts receivable	93,000	480,000
Prepaid expenses and other current assets	257,000	(189,000)
Accounts payable	(573,000)	212,000
Accrued expenses	(460,000)	(672,000)
Deferred revenue	291,000	55,000

Net cash provided by (used in) operating activities	(87,000)	542,000

Cash flows from investing activities:
Purchases of property and equipment	(40,000)	(74,000)
Repayment of note receivable from M2 Systems	—	83,000
Repayments from related parties under notes receivable	29,000	—

Net cash provided by (used in) investing activities	(11,000)	9,000

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(14,000)	(19,000)
Proceeds from exercise of stock options	—	144,000

Net cash provided by (used in) financing activities	(14,000)	125,000

Impact of foreign currency rate fluctuations on cash	2,000	(13,000)
Net increase (decrease) in cash and cash equivalents	(110,000)	663,000

Cash and cash equivalents at beginning of period	3,902,000	5,328,000

Cash and cash equivalents at end of period	$3,792,000	$5,991,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$23,000	$4,000

Income taxes paid	$6,000	$57,000

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2004, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 21, 2004. Results of operations for the three months ended April 30, 2004 are not necessarily indicative of the results for the year ending January 31, 2005.

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

Based on the additional disclosure requirements of SFAS 148, Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to SFAS 123, the following illustrates the assumptions and the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123.

Pro forma information regarding net income required by SFAS 123 Accounting for Stock-Based Compensation, requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

the following weighted-average assumptions used for the three months ended April 30, 2003 and 2004: risk-free interest rates of 3.47% and 3.45% for the three months ended April 30, 2003 and 2004, respectively; no dividend yield; volatility of 137% and 154% for the three months ended April 30, 2003 and 2004, respectively; and an expected life of the options of 7.40 and 7.44 years for the three months ended April 30, 2003 and 2004, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the three months ended April 30, 2003 and 2004 equaled $0.38 and $1.52 per share, respectively. The Company’s pro forma information as determined using the fair value method of accounting under SFAS 123, was as follows:

	Three Months Ended April 30,
	2003	2004
Net income as reported	$193,000	$569,000
Deduct: Compensation cost using the fair value method	(162,000)	(77,000)

Pro forma net income	$31,000	$492,000

Net income per share as reported – basic	0.01	0.03
Net income per share as reported – diluted	0.01	0.02
Pro forma net income per share – basic	0.00	0.03
Pro forma net income per share – diluted	0.00	0.02

3. Net Income per Share

Net income per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of net income per share:

	Three months ended April 30,
	2003	2004
Net income	$193,000	$569,000

Weighted average shares outstanding – basic	19,140,644	19,399,918
Dilutive stock options	1,454,535	3,602,456

Weighted average shares outstanding – diluted	20,595,179	23,002,374

Net loss per share – basic	$0.01	$0.03

Net loss per share – diluted	$0.01	$0.02

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)– (Continued)

4. Segment and Geographic Information

The Company is organized around geographic areas. Optio’s U.S. operations and Optio Europe represent Optio’s two reportable segments. Optio’s other foreign subsidiary is classified as “Other”. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

Segment information for the three months ended April 30, 2003 and 2004 is summarized below.

Three Months ended April 30, 2003	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,660,000	$410,000	$—	$2,070,000	$—	$2,070,000
Services, maintenance and other	3,911,000	528,000	6,000	4,445,000	—	4,445,000
Inter-segment revenue	92,000	29,000	—	121,000	(121,000)	–

Total revenue	5,663,000	967,000	6,000	6,636,000	(121,000)	6,515,000
Interest income	49,000	—	—	49,000	—	49,000
Interest expense	3,000	—	—	3,000	—	3,000
Depreciation and amortization	161,000	18,000	—	179,000	—	179,000
Income tax expense	6,000	—	—	6,000	—	6,000
Segment income (loss) before income taxes	486,000	(294,000)	7,000	199,000	—	199,000
Segment net income (loss)	480,000	(294,000)	7,000	193,000	—	193,000
Total segment assets	15,509,000	2,497,000	117,000	18,123,000	(4,206,000)	13,917,000
Expenditures for long-lived assets	23,000	17,000	—	40,000	—	40,000

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

Three Months ended April 30, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$2,267,000	$614,000	$—	$2,881,000	$—	$2,881,000
Services, maintenance and other	3,696,000	629,000	—	4,325,000	—	4,325,000
Inter-segment revenue	115,000	70,000	—	185,000	(185,000)	—

Total revenue	6,078,000	1,313,000	—	7,391,000	(185,000)	7,206,000
Interest income	37,000	5,000	—	42,000	—	42,000
Interest expense	4,000	—	—	4,000	—	4,000
Depreciation and amortization	63,000	8,000	—	71,000	—	71,000
Income tax expense	57,000	—	—	57,000	—	57,000
Segment income before income taxes	620,000	6,000	—	626,000	—	626,000
Segment net income	563,000	6,000	—	569,000	—	569,000
Total segment assets	15,978,000	2,965,000	87,000	19,030,000	(4,592,000)	14,438,000
Expenditures for long-lived assets	44,000	30,000	—	74,000	—	74,000

5. Legal Proceedings

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in Optio’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. Optio believes the lawsuit is without merit. Thus, Optio intends to defend vigorously against the plaintiff’s claims. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. Optio is currently engaged in settlement negotiations between its insurance carrier and the plaintiffs. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s financial statements.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

6. Note Receivable

As further explained in Notes 3 and 4 of the Notes to Consolidated Financial Statements included in Optio’s Annual Report on Form 10-K, Optio holds a note receivable from M2 Systems Corporation (“M2 Systems”) as partial consideration for the sale by Optio of its Muscato Corporation (“Muscato”) and Translink Solutions Corporation business units. Under the terms of this note, M2 Systems was required to make a payment of $115,000 on June 1, 2004. M2 Systems failed to make this payment and Optio formally notified M2 Systems of its failure to pay on June 3, 2004. M2 Systems has thirty days from the date of this notification to make such payment, or it would be an event of default under the note. Optio intends to take action as allowed under the promissory note and security documents upon an event of default.

During the third quarter of 2004, as a result of M2 Systems failure to make timely payments, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to the Company, the Company would incur an additional loss of approximately $2.6 million. The Company has the right to receive the quarterly financial statements of M2 Systems and Muscato and has certain audit rights as to the collateral for the note; therefore, the Company periodically assesses the value of the collateral and the note, as reflected in the Company’s financial statements.

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

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio also offers consulting services, which provide customers with implementation assistance and training. No single customer accounted for 10% or more of Optio’s revenue for the three months ended April 30, 2004 or 2003.

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

Note Receivable

Optio holds a note from M2 Systems as partial consideration for the sale of Muscato and TransLink. Under the terms of this note, M2 Systems was required to make payments of $100,000 each on September 1, 2003 and December 1, 2003. M2 Systems failed to make both payments on their respective due dates; however, payment was made prior to an event of default. In addition, M2 Systems was required to make a payment of $115,000 on June 1, 2004. M2 Systems failed to make this payment and Optio formally notified M2 Systems of its failure to pay on June 3, 2004. M2 Systems has thirty days from the date of this notification to make such payment, or it would be an event of default under the note. Optio intends to take action as allowed under the promissory note and security documents upon an event of default.

During the third quarter of 2004, as a result of M2 Systems failure to make timely payments, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. In Optio’s assessment of the collateral, varying assumptions, including the length of time of which customers would continue on maintenance, resulted in estimates of the value of the collateral ranging from $1.8 million to $3.5 million, which could have resulted in an impairment charge ranging from $200,000 to $1.9 million. If M2 Systems defaults on the note and the collateral proves to be of no value to Optio, Optio would incur an additional loss of approximately $2.6 million.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended April 30,
	2003	2004
Revenue:
License fees	32%	40%
Services, maintenance and other	68	60

Total revenue	100	100

Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	2
Services, maintenance and other	25	22

Total cost of revenue	27	24

	73	76

Operating expenses:
Sales and marketing	36	37
Research and development	15	15
General and administrative	17	15
Depreciation and amortization	3	1

Total operating expenses	71	68

Income from operations	2	8
Interest and other income	1	1

Income tax expense	—	1

Net loss	3%	8%

Revenues

Total revenues increased 11% to $7.2 million from $6.5 million for the three months ended April 30, 2004 and 2003, respectively.

License fees

Revenues from software licenses increased 39% to $2.9 million from $2.1 million for the three months ended April 30, 2004 and 2003, respectively. In the previous year, Optio felt the affects of pricing pressure resulting from tighter corporate spending and a challenging economy. In the current year, Optio has been able to capture additional business resulting from a slightly improving economy and increased IT spending. In addition, Optio’s continued financial strength and the addition of new products such as Optio Print Manager and the SAP version of Optio e.ComIntegrate have allowed us to compete in new markets. Optio gained 31 new customers through its direct sales force in the three months ended April 30, 2004 compared to 20 in the three months ended April 30, 2003. License fee revenues from Optio’s European division increased from $410,000 in the three months ended April 30, 2003, to $614,000 in the three months ended April 30, 2004, largely a result of Optio’s efforts to build upon our existing partnerships, for example, Oracle, in the European marketplace.

Approximately $475,000 of Optio’s software license revenue during the three months ended April 30, 2004 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 16% of license revenue for Optio. During the three months ended April 30, 2003, Optio generated $873,000 of its software license revenue through partners, representing 42% of Optio’s license revenue, significantly higher than the current year due to three large contracts sold through one of Optio’s healthcare resellers.

Services, maintenance and other

Revenues from services, maintenance and other decreased to $4.3 million in the three months ended April 30, 2004 from $4.4 million in same period of the prior year. Services revenue decreased to $1.5 million for the three months ended April 30, 2004 from $1.8 million in the three months ended April 30, 2003. In the three months ended April 30, 2003, Optio was involved in large consulting engagements with specific large integrators, contributing an additional $250,000 to services revenue in that quarter. These projects were completed during the second quarter of fiscal year 2004. Maintenance revenue increased $200,000 to $2.8 million in the three months ended April 30, 2004 from $2.6 million in the three months ended April 30, 2003. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenues from licenses represented 40% of total revenue in the three months ended April 30, 2004 and 32% of total revenue in the three months ended April 30, 2003. The 39% increase in software license revenue year-over-year, while services and maintenance revenue has remained relatively consistent, has caused the revenue mix to shift towards a greater percentage of software license revenue.

Costs of Revenues

Total costs of revenues remained constant at $1.7 million in both the three months ended April 30, 2004 and 2003.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses increased to $149,000 in the three months ended April 30, 2004 from $118,000 in the three months ended April 30, 2003, primarily the result of additional referral fees created by Optio’s improved referral partner relationships.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other remained constant at $1.6 million for both the three months ended April 30, 2004 and 2003. The cost of outsourcers, often used in the implementation of Optio’s products at customer sites, remained constant at approximately $400,000 in both periods. Optio’s internal headcount for its consulting and support departments has remained consistent between the quarters.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses increased 13% to $2.7 million from $2.4 million for the three months ended April 30, 2004 and 2003, respectively. Sales and marketing expenses were 37% and 36%, respectively, of total revenue for the same periods. While direct marketing expenditures remained relatively consistent between the two quarters, Optio increased its sales and marketing headcount by eight individuals over the previous year, primarily in its marketing staff and healthcare sales staff. In addition, commissions and bonuses were increased approximately $40,000, resulting from improved software sales. Finally, travel and related expenses increased approximately $50,000, resulting from increased headcount and travel by Optio’s EMEA organization.

Research and Development

Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses increased to $1.1 million in the three months ended April 30, 2004 from $1.0 million in the three months ended April 30, 2003. This increase is primarily the result of increased wages and slightly increased travel and meeting expenses within the development group.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses remained constant at $1.1 million in both the three months ended April 30, 2004 and 2003. While overall, general and administrative expenses remained relatively constant, Optio was able to save $110,000 in legal fees and $90,000 in insurance premiums. This was offset by increased salaries of $75,000 and bad debt expense of $45,000.

Depreciation and Amortization

Depreciation and amortization expense decreased to $71,000 from $179,000 for the three months ended April 30, 2004 and 2003, respectively. This decrease is due to a greater number of Optio’s fixed assets becoming fully depreciated during the three months ended April 30, 2004.

Interest Income

Interest income decreased to $42,000 from $49,000 in the three months ended April 30, 2004 and 2003, respectively, primarily the result of a reduction in principal of the M2 Systems note receivable and lower interest rates.

Interest Expense

Interest expense increased to $4,000 from $3,000 in the three months ended April 30, 2004 and 2003, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $6.0 million and $3.8 million in cash and cash equivalents at April 30, 2004 and 2003, respectively.

The following table sets forth certain selected statements of cash flow information for the three months ended April 30, 2004:

Net cash provided by operations	$542,000
Net cash provided by investing activities	9,000
Net cash provided by financing activities	125,000
Net increase in cash and cash equivalents	663,000

Cash provided by operations was primarily the result of $569,000 in net income, plus a $71,000 add-back of non-cash depreciation and amortization expense, offset primarily by changes in working capital resulting in a $114,000 outflow of cash. The major component of such working capital changes was the Company’s use of funds to pay down accrued expenses by approximately $672,000, primarily representing the payment of Optio’s year-end bonuses. In addition, Optio prepaid several of its renewed insurance policies and other marketing expenses, resulting in a $189,000 cash outflow. This was partially offset by improved collections on accounts receivable resulting in additional cash inflow of $480,000. Finally, Optio’s payables increased $212,000, a result of timing of payments. In investing activities, Optio received $83,000 in payments on the receivable from M2 Systems and purchased $74,000 of property and equipment in the ordinary course of business. Optio’s financing activities included receipts of $144,000 from the exercise of stock options, offset by payments of capital lease obligations of $19,000.

On April 8, 2004 Optio extended the line of credit with its bank through April 19, 2005. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of accounts receivable. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and EBITDA requirements and restrictions on dividends. During fiscal year 2005, Optio estimates that it will have approximately $2.0 million available for borrowings under this line of credit based upon Optio’s historical accounts receivable balance.

The Company holds a note receivable from M2 Systems as consideration for the sale of Muscato and TransLink. The payment schedule of the note requires four quarterly installments of $100,000, including interest calculated at the prime rate as of the third business day preceding each calendar year end (4.0% as of December 29, 2003), through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008.

Management believes that the existing cash and cash equivalents, together with Optio’s line of credit, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. Optio intends to expand its product line, which may require acquisitions of companies or products in an attempt to enhance our product line. As a result, we may attempt to raise additional funds through equity or debt financing. There can be no assurance that we will be able to raise additional funds on favorable terms, or at all. Although not anticipated, a dramatic decrease in demand for Optio’s products or services, or a dramatic change in technology related to Optio’s products or services offered, could have a negative impact on Optio’s liquidity. This risk may include the potential for Optio to not meet its debt covenant requirements, making any borrowings under the line of credit unavailable.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of April 30, 2004, Optio, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Optio’s disclosure controls and procedures are effective in ensuring that material information relating to Optio, including its consolidated subsidiaries, is made known to them by others within the organization, particularly during the period in which this quarterly report was being prepared. There were no significant changes in Optio’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in Optio’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. Optio believes the lawsuit is without merit. Thus, Optio intends to defend vigorously against the plaintiff’s claims. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. Optio is currently engaged in settlement negotiations between its insurance carrier and the plaintiffs. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s financial statements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.

(b) Reports on Form 8-K

(a)	A form 8-K was filed on April 8, 2004 to furnish the Company’s fourth quarter and year-end earnings press release dated April 6, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2004.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer