Form 10-Q
period 2004-07-31
OPTIO SOFTWARE INC
filed 2004-09-14
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

There were 19,562,288 shares of the Registrant’s common stock outstanding as of September 10, 2004.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended July 31, 2004

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, integration of acquired entities, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable and notes receivable, fluctuations in operating results because of acquisitions or dispositions, failure to integrate new products and newly acquired companies, diversion of management resources relating to acquisitions, reduction in cash reserves relating to acquisitions, challenges relating to acquisitions and the possibility that this may cause Optio to no longer be profitable, the negative effect on Optio’s earnings relating to the amortization or potential write-down of acquired assets or goodwill, failure to retain the business relationships with existing customers from acquisitions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability in developing new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to this Quarterly Report on Form 10-Q. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2004	July 31, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,328,000	$6,424,000
Accounts receivable, net	5,293,000	3,875,000
Prepaid expenses and other current assets	283,000	465,000
Notes receivable from related party	5,000	5,000
Current portion of note receivable from M2	310,000	348,000

Total current assets	11,219,000	11,117,000
Property and equipment, net	541,000	562,000
Other assets:
Note receivable from M2, net, less current portion	2,376,000	2,185,000
Other	110,000	146,000

Total assets	$14,246,000	$14,010,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$812,000	$616,000
Accrued expenses	2,627,000	1,873,000
Current portion of capital lease obligations	76,000	76,000
Deferred revenue	6,256,000	5,846,000

Total current liabilities	9,771,000	8,411,000

Capital lease obligations, less current portion	87,000	50,000
Other long-term liabilities	101,000	94,000

Total liabilities	9,959,000	8,555,000
Shareholders’ equity:
Common stock	50,291,000	50,490,000
Accumulated deficit	(46,084,000)	(45,089,000)
Accumulated other comprehensive income	80,000	54,000

Total shareholders’ equity	4,287,000	5,455,000

Total liabilities and shareholders’ equity	$14,246,000	$14,010,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2003	2004
Revenue:
License fees	$2,513,000	$2,579,000
Services, maintenance, and other	4,196,000	4,215,000

	6,709,000	6,794,000

Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	108,000	174,000
Services, maintenance, and other	1,468,000	1,369,000

	1,576,000	1,543,000

	5,133,000	5,251,000

Operating expenses:
Sales and marketing	2,358,000	2,620,000
Research and development	1,027,000	1,073,000
General and administrative	1,168,000	1,080,000
Depreciation and amortization	142,000	106,000

	4,695,000	4,879,000

Income from operations	438,000	372,000
Other income (expense):
Interest income	42,000	41,000
Interest expense	(5,000)	(4,000)
Other	19,000	18,000

	56,000	55,000

Income before income taxes	494,000	427,000
Income tax expense (benefit)	(152,000)	—

Net income	$646,000	$427,000

Net income per share – basic	$0.03	$0.02

Net income per share – diluted	$0.03	$0.02

Weighted average shares outstanding – basic	19,165,992	19,519,136

Weighted average shares outstanding – diluted	20,981,701	22,710,744

Comprehensive income:
Net income	$646,000	$427,000
Foreign currency translation adjustment	10,000	7,000

Comprehensive income	$656,000	$434,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Six Months Ended July 31,
	2003	2004
Revenue:
License fees	$4,583,000	$5,460,000
Services, maintenance, and other	8,641,000	8,540,000

	13,224,000	14,000,000

Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	226,000	323,000
Services, maintenance, and other	3,071,000	2,955,000

	3,297,000	3,278,000

	9,927,000	10,722,000

Operating expenses:
Sales and marketing	4,739,000	5,315,000
Research and development	1,991,000	2,158,000
General and administrative	2,291,000	2,133,000
Depreciation and amortization	321,000	177,000

	9,342,000	9,783,000

Income from operations	585,000	939,000
Other income (expense):
Interest income	91,000	83,000
Interest expense	(8,000)	(7,000)
Other	25,000	38,000

	108,000	114,000

Income before income taxes	693,000	1,053,000
Income tax expense (benefit)	(146,000)	58,000

Net income	$839,000	$995,000

Net income per share – basic	$0.04	$0.05

Net income per share – diluted	$0.04	$0.04

Weighted average shares outstanding – basic	19,153,528	19,460,182

Weighted average shares outstanding – diluted	20,766,767	22,867,014

Comprehensive income:
Net income	$839,000	$995,000
Foreign currency translation adjustment	22,000	(26,000)

Comprehensive income	$861,000	$969,000

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2004	19,261,144	$50,291,000	$(46,084,000)	$80,000	$4,287,000
Comprehensive income, net of tax:
Net income	—	—	995,000	—	995,000
Foreign currency translation adjustment	—	—	—	(26,000)	(26,000)

Comprehensive income					969,000
Exercise of stock options	275,573	199,000	—	—	199,000

Balance at July 31, 2004	19,536,717	$50,490,000	$(45,089,000)	$54,000	$5,455,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended July 31,
	2003	2004
Cash flows from operating activities:
Net income	$839,000	$995,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321,000	177,000
Provision for doubtful accounts	(127,000)	21,000
Changes in operating assets and liabilities:
Accounts receivable	240,000	1,344,000
Prepaid expenses and other current assets	380,000	(250,000)
Receivable from insurance claim	750,000	—
Accounts payable	(559,000)	(187,000)
Accrued expenses	(702,000)	(747,000)
Accrued settlement of lawsuit	(875,000)	—
Income taxes payable	32,000	(1,000)
Deferred revenue	(140,000)	(377,000)

Net cash provided by operating activities	159,000	975,000

Cash flows from investing activities:
Purchases of property and equipment	(87,000)	(181,000)
Repayment of note receivable from M2 Systems	—	152,000
Repayments from related parties under notes receivable	83,000	—

Net cash used in investing activities	(4,000)	(29,000)

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(78,000)	(38,000)
Proceeds from exercise of stock options	5,000	199,000

Net cash provided by (used in) financing activities	(73,000)	161,000

Impact of foreign currency rate fluctuations on cash	19,000	(11,000)
Net increase in cash and cash equivalents	101,000	1,096,000
Cash and cash equivalents at beginning of period	3,902,000	5,328,000

Cash and cash equivalents at end of period	$4,003,000	$6,424,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$23,000	$7,000

Income taxes refunded (paid)	$151,000	$(57,000)

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

2. Basis of Presentation

Interim Financial Information

The accompanying interim consolidated condensed financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments unless otherwise disclosed in a separate note, considered necessary for a fair presentation of the financial information for the interim period reported have been made.

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2004, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 21, 2004. Results of operations for the three and six months ended July 31, 2004 are not necessarily indicative of the results for the year ending January 31, 2005.

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

Pro forma information regarding net income required by SFAS 123 Accounting for Stock-Based Compensation, requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

the following weighted-average assumptions used for the three months ended July 31, 2003 and 2004 and the six months ended July 31, 2003 and 2004: risk-free interest rates of 3.06% and 4.29% for the three months ended July 31 2003 and 2004, respectively; risk-free interest rates of 3.28% and 3.73% for the six months ended July 31, 2003 and July 31, 2004, respectively; no dividend yield; volatility of 122% and 151% for the three months ended July 31, 2003 and 2004, respectively; volatility of 129% and 151% for the six months ended July 31, 2003 and 2004, respectively; and an expected life of the options of 7.47 years for the three and six months ended July 31, 2003 and 7.43 for the three and six months ended July 31, 2004.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the three months ended July 31, 2003 and 2004 equaled $0.60 and $1.29 per share, respectively. The weighted-average fair value of options granted during the six months ended July 31, 2003 and 2004 equaled $0.38 and $1.44 per share, respectively. The Company’s pro forma information as determined using the fair value method of accounting under SFAS 123, was as follows:

	Three Months Ended July 31,
	2003	2004
Net income as reported	$646,000	$427,000
Deduct: Compensation cost using the fair value method	(159,000)	(118,000)

Pro forma net income	$487,000	$309,000

Net income per share as reported – basic	0.03	0.02
Net income per share as reported – diluted	0.03	0.02
Pro forma net income per share – basic	0.03	0.02
Pro forma net income per share – diluted	0.02	0.01

	Six Months Ended July 31,
	2003	2004
Net income as reported	$839,000	$995,000
Deduct: Compensation cost using the fair value method	(332,000)	(195,000)

Pro forma net income	$507,000	$800,000

Net income per share as reported – basic	0.04	0.05
Net income per share as reported – diluted	0.04	0.04
Pro forma net income per share – basic	0.03	0.04
Pro forma net income per share – diluted	0.02	0.03

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

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

The following table sets forth the computation of net income per share:

	Three months ended July 31,
	2003	2004
Net income	$646,000	$427,000

Weighted average shares outstanding – basic	19,165,992	19,519,136
Dilutive stock options	1,815,709	3,191,608

Weighted average shares outstanding – diluted	20,981,701	22,710,744

Net income per share – basic	$0.03	$0.02

Net income per share – diluted	$0.03	$0.02

	Six months ended July 31,
	2003	2004
Net income	$839,000	$995,000

Weighted average shares outstanding – basic	19,153,528	19,460,182
Dilutive stock options	1,613,239	3,406,832

Weighted average shares outstanding – diluted	20,766,767	22,867,014

Net income per share – basic	$0.04	$0.05

Net income per share – diluted	$0.04	$0.04

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

Segment information for the six months ended July 31, 2003 and 2004 is summarized below.

Six Months ended July 31, 2003	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$3,890,000	$693,000	$—	$4,583,000	$—	$4,583,000
Services, maintenance and other	7,508,000	1,125,000	8,000	8,641,000	—	8,641,000
Inter-segment revenue	162,000	60,000	—	222,000	(222,000)	—

Total revenue	11,560,000	1,878,000	8,000	13,446,000	(222,000)	13,224,000
Interest income	91,000	—	—	91,000	—	91,000
Interest expense	8,000	—	—	8,000	—	8,000
Depreciation and amortization	286,000	35,000	—	321,000	—	321,000
Income tax benefit (expense)	151,000	(5,000)	—	146,000	—	146,000
Segment income (loss) before income taxes	1,105,000	(418,000)	6,000	693,000	—	693,000
Segment net income (loss)	1,256,000	(423,000)	6,000	839,000	—	839,000
Total segment assets	14,965,000	2,291,000	87,000	17,343,000	(4,282,000)	13,061,000
Expenditures for long-lived assets	66,000	21,000	—	87,000	—	87,000

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

Six Months ended July 31, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$4,340,000	$1,120,000	$—	$5,460,000	$—	$5,460,000
Services, maintenance and other	7,248,000	1,292,000	—	8,540,000	—	8,540,000
Inter-segment revenue	214,000	124,000	—	338,000	(338,000)	—

Total revenue	11,802,000	2,536,000	—	14,338,000	(338,000)	14,000,000
Interest income	78,000	5,000	—	83,000	—	83,000
Interest expense	7,000	—	—	7,000	—	7,000
Depreciation and amortization	169,000	8,000	—	177,000	—	177,000
Income tax expense	58,000	—	—	58,000	—	58,000
Segment income before income taxes	1,020,000	33,000	—	1,053,000	—	1,053,000
Segment net income	962,000	33,000	—	995,000	—	995,000
Total segment assets	15,732,000	2,912,000	87,000	18,731,000	(4,721000)	14,010,000
Expenditures for long-lived assets	151,000	30,000	—	181,000	—	181,000

5. Legal Proceedings

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in Optio’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, all the insurers for all the issuers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. The disposition of this matter is limited to Optio’s $300,000 corporate insurance deductible. The Company has completed payment of the insurance deductible through payment of legal fees. Optio will have no additional exposure unless the insurance companies become insolvent. Optio’s insurance companies currently have an A or AA rating. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s financial statements.

6. Note Receivable

As further explained in Notes 3 and 4 of the Notes to Consolidated Financial Statements included in Optio’s Annual Report on Form 10-K, Optio holds a note receivable from M2 Systems Corporation (“M2 Systems”) as partial consideration for the sale by Optio of its Muscato Corporation (“Muscato”) and Translink Solutions Corporation business units. Under the terms of the note, M2 Systems was required to make payments of $100,000 each on September 1, 2003 and December 1, 2003 and a payment of $115,000 on June 1, 2004. M2 Systems failed to make these payment on their respective due dates; however, payment was made prior to an event of default. The payment of $115,000 due September 1, 2004 was made when due.

During the third quarter of fiscal year 2004, as a result of M2 Systems’ failure to make timely payments, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to the Company, the Company would incur an additional loss of approximately $2.5 million. The Company has the right to receive the quarterly financial statements of M2 Systems and Muscato and has certain audit rights as to the collateral for the note; therefore, the Company periodically assesses the value of the collateral and the note, as reflected on the Company’s financial statements.

7. Subsequent Event

On August 10, 2004, Optio consummated the merger of VertiSoft Corporation (“VertiSoft”), a privately held Georgia corporation, and Optio Software II, Inc., a wholly owned subsidiary of Optio, whereby VertiSoft became the surviving wholly owned subsidiary of Optio. The consideration given for the common stock of VertiSoft included $340,000 in cash, the issuance of 1.5 million shares of Optio common stock, the issuance of 340,000 stock options and future conditional cash payments of $225,000 to be paid out in various installments over the following two years, contingent upon the achievement of certain customer retention and product development goals. The cash component of the consideration given was paid from funds generated from the on-going operations of Optio. The acquired assets consist primarily of accounts receivable, software,

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

machinery, equipment, furniture and fixtures, cash, and all of the interests, rights and benefits accruing to VertiSoft under any sales orders, sales contracts, service agreements, and purchase orders. In connection with the acquisition, Optio also assumed the liabilities of VertiSoft, consisting primarily of promissory notes payable (totaling approximately $1,100,000), accounts payable, accrued payroll, and service agreements.

VertiSoft provides document management solutions designed to streamline information access and distribution for physicians and clinical, medical records and financial services staff through a single interface or Composite Patient View™. Its patented electronic document management system, QuickRecord, provides secure, individualized access to patient information retrieved from any system, inside or outside the enterprise.

In connection with the transaction described above, Optio entered into a written employment agreement with Donald H. French. Mr. French serves as Senior Vice President of Healthcare Products for Optio. Mr. French’s employment agreement has a three year term. Mr. French’s current employment agreement provides for a base salary of $200,000. In addition, Mr. French was granted an option to acquire 350,000 shares of common stock at $1.10 per share (the “Options”). The Options vest over a period of four years. Upon Mr. French’s death, resignation for good reason (as defined in the agreement) or termination without cause, the Company will be obligated to pay him his then-current base salary for the remaining term of the employment agreement. If Mr. French’s employment is terminated by reason of disability, he will receive his base salary for twelve months less any payments made to him under any long-term or short-term disability insurance policies. If Mr. French is terminated for cause, including resignation, or the mutual consent of the parties, he will receive no severance. Mr. French’s employment agreement includes post-employment restrictive covenants not to compete, solicit Optio’s customers or recruit Optio’s employees.

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

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio also offers consulting services, which provide customers with implementation assistance and training. No single customer accounted for 10% or more of Optio’s revenue for the three or six months ended July 31, 2004 or 2003.

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

Note Receivable

Optio holds a note from M2 Systems as partial consideration for the sale of Muscato and TransLink. Under the terms of this note, M2 Systems was required to make payments of $100,000 each on September 1, 2003 and December 1, 2003 and a payment of $115,000 on June 1, 2004. M2 Systems failed to make these payments on their respective due dates; however, payment was made prior to an event of default. The payment of $115,000 due on September 1, 2004, was made when due.

During the third quarter of 2004, as a result of M2 Systems’ failure to make timely payments, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. In Optio’s assessment of the collateral, varying assumptions, including the length of time of which customers would continue on maintenance, resulted in estimates of the value of the collateral ranging from $1.8 million to $3.5 million, which could have resulted in an impairment charge ranging from $200,000 to $1.9 million. If M2 Systems defaults on the note and the collateral proves to be of no value to Optio, Optio would incur an additional loss of approximately $2.5 million.

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve at varying percentages of 3% to 20% of each aging category of the accounts receivable, in its overall allowance for doubtful accounts. Based on management’s best estimate it believes the Company’s allowance for doubtful accounts is adequate as presented; however, the amount of the reserve could be different under different conditions or using varying assumptions. If the percentage of the general reserve were to increase by 1%, an additional reserve of approximately $50,000 would be required. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense included in general and administrative expenses.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended July 31,
	2003	2004
Revenue:
License fees	37%	38%
Services, maintenance and other	63	62

Total revenue	100	100

Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	3
Services, maintenance and other	22	20

Total cost of revenue	24	23

	76	77
Operating expenses:
Sales and marketing	35	38
Research and development	15	16
General and administrative	17	16
Depreciation and amortization	2	2

Total operating expenses	69	72

Income from operations	7	5
Interest and other income	1	1
Income tax benefit	2	—

Net income	10%	6%

Revenues

Total revenues increased 1% to $6.8 million from $6.7 million for the three months ended July 31, 2004 and 2003, respectively.

License fees

Revenues from software licenses increased 3% to $2.6 million from $2.5 million for the three months ended July 31, 2004 and 2003, respectively. While license revenue only slightly increased, we have seen a change in the source of license revenue. In the three months ended July 31, 2003 healthcare sales represented 32% of Optio’s domestic software sales. In the three months ended July 31, 2004 only 16% of Optio’s domestic revenues came from healthcare. This decline was primarily the result of turnover in Optio’s healthcare sales team. Alternatively, Optio experienced a significant increase in software sales in our ERP business, from 48% of domestic software revenues in the three months ended July 31, 2003 to 61% of domestic software revenues in the three months ended July 31, 2004. Although the total number of software contracts to new customers declined slightly, Optio’s average sales price improved quarter over quarter, largely the result of the introduction of new products such as Print Manager. In addition, Optio increased our license revenue to our existing customer base, partially as the result of the introduction of new products, but also through the expansion of additional licenses to existing customers. License fee revenues from Optio’s European division increased from $283,000 in the three months ended July 31, 2003, to $506,000 in the three months ended July 31, 2004, largely as a result of our efforts to build upon existing partnerships, for example, Oracle, in the European marketplace.

Approximately $695,000 of Optio’s software license revenue during the three months ended July 31, 2004 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 27% of license revenue for Optio. During the three months ended July 31, 2003, Optio generated $775,000 of its software license revenue through partners, representing 31% of Optio’s license revenue.

Services, maintenance and other

Revenues from services, maintenance and other remained constant at $4.2 million during the three months ended July 31, 2004 and 2003. Services revenue decreased to $1.3 million for the three months ended July 31, 2004 from $1.5 million in the three months ended July 31, 2003. In the three months ended July 31, 2003, Optio was involved in large consulting engagements with specific large integrators, contributing an additional $90,000 to services revenue in that quarter. These projects were completed during the second quarter of fiscal year 2004. Maintenance revenue increased $200,000 to $2.9 million in the three months ended July 31, 2004 from $2.7 million in the three months ended July 31, 2003. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenues from licenses has remained relatively constant at 38% of total revenue in the three months ended July 31, 2004 and 37% of total revenue in the three months ended July 31, 2003.

Costs of Revenues

Total costs of revenues decreased 2% to $1.5 million in the three months ended July 31, 2004 from $1.6 million in the three months ended July 31, 2003.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses increased to $174,000 in the three months ended July 31, 2004 from $108,000 in the three months ended July 31, 2003, primarily the result of royalties due to OEM partners for products introduced in the third quarter of last year.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other decreased to $1.4 million in the three months ended July 31, 2004 from $1.5 million in the three months ended July 31, 2003. The cost of outsourcers, often used in the implementation of Optio’s products at customer sites, remained constant at approximately $315,000 in both periods. Optio’s internal headcount for its support department declined, accounting for the reduction in expense.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses increased 11% to $2.6 million from $2.4 million for the three months ended July 31, 2004 and 2003, respectively. Sales and marketing expenses were 38% and 35%, respectively, of total revenue for the same periods. While direct marketing expenditures declined by less than $50,000 between the two quarters, Optio increased its sales and marketing headcount by three individuals over the previous year, resulting in an additional $100,000 in salaries. In addition, commissions and bonuses were increased approximately $90,000, resulting from improved software sales.

Research and Development

Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses increased to $1.1 million in the three months ended July 31, 2004 from $1.0 million in the three months ended July 31, 2003. This increase is primarily the result of increased wages and the addition of $40,000 in consulting fees related to the development of future products.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses decreased to $1.1 million in the three months ended July 31, 2004 from $1.2 million in the three months ended July 31, 2003. While overall, general and administrative expenses remained relatively constant, Optio was able to save $173,000 in legal fees and $147,000 in insurance premiums. This was offset by increased salaries of $75,000 and bad debt expense of $45,000.

Depreciation and Amortization

Depreciation and amortization expense decreased to $106,000 from $142,000 for the three months ended July 31, 2004 and 2003, respectively. This decrease is due to a greater number of Optio’s fixed assets becoming fully depreciated during the three months ended July 31, 2004.

Interest Income

Interest income remained constant at approximately $40,000 in the three months ended July 31, 2004 and 2003. Interest income primarily represents interest earned on the principal of the M2 Systems note receivable.

Interest Expense

Interest expense decreased to $4,000 from $5,000 in the three months ended July 31, 2004 and 2003, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

Six Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Six Months Ended July 31,
	2003	2004
Revenue:
License fees	35%	39%
Services, maintenance and other	65	61

Total revenue	100	100

Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	2
Services, maintenance and other	23	21

Total cost of revenue	25	23

	75	77
Operating expenses:
Sales and marketing	36	38
Research and development	15	15
General and administrative	17	15
Depreciation and amortization	3	1

Total operating expenses	71	69

Income from operations	4	8
Interest and other income	1	1
Income tax benefit	1	—

Net income	6%	7%

Revenues

Total revenues increased 6% to $14.0 million from $13.2 million for the six months ended July 31, 2004 and 2003, respectively.

License fees

Revenues from software licenses increased 19% to $5.5 million from $4.6 million for the six months ended July 31, 2004 and 2003, respectively. In the previous year, Optio felt the effects of pricing pressure resulting from tighter corporate spending and a challenging economy. In the current year, however, Optio has been able to capture additional business resulting from slight improvements in the economy and increased IT spending. In addition, the introduction of new products has allowed Optio to slightly improve its average sales price and to compete in new markets to increase the total number of new customer contracts year over year and to sell additional products to existing customers. Optio’s efforts to build upon our existing partnerships in the European marketplace have resulted in improved software license fees from Europe, increasing to $1.1 million in the six months ended July 31, 2004 from $693,000 in the six months ended July 31, 2003.

Approximately $1.2 million of Optio’s software license revenue during the six months ended July 31, 2004 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 21% of license revenue for Optio. During the six months ended July 31, 2003, Optio generated $1.6 million of its software license revenue through partners, representing 36% of Optio’s license revenue. The reduction in revenue from partners resulted primarily from smaller contracts through Optio’s healthcare reseller in the six months ended July 31, 2004 than in the six months ended July 31, 2003.

Services, maintenance and other

Revenues from services, maintenance and other decreased to $8.5 million in the six months ended July 31, 2004 from $8.6 million in same period of the prior year. Services revenue decreased to $2.8 million for the six months ended July 31, 2004 from $3.4 million in the six months ended July 31, 2003. In the six months ended July 31, 2003, Optio was involved in large consulting engagements with specific large integrators, contributing an additional $340,000 to services revenue in that quarter, thus accounting for a portion of the decrease in the six months ended July 31, 2004 from the six months ended July 31, 2003. These projects were completed during the second quarter of fiscal year 2004. Maintenance revenue increased $400,000 to $5.7 million in the six months ended July 31, 2004 from $5.3 million in the six months ended July 31, 2003. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenues from licenses represented 39% of total revenue in the six months ended July 31, 2004 and 35% of total revenue in the six months ended July 31, 2003. The 19% increase in software license revenue year-over-year, while holding services and maintenance revenues relatively consistent, has caused the revenue mix to shift towards a greater percentage of revenues being generated through software license sales.

Costs of Revenues

Total costs of revenues remained constant at $3.3 million in both the six months ended July 31, 2004 and 2003.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses increased to $323,000 in the six months ended July 31, 2004 from $226,000 in the six months ended July 31, 2003, primarily the result of approximately $60,000 in additional referral fees created by Optio’s improved referral partner relationships and approximately $40,000 in additional royalties due to OEM partners for products introduced in the third quarter of last year.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other decreased to $3.0 million for the six months ended July 31, 2004 from $3.1 million in the six months ended July 31, 2003. The cost of outsourcers remained constant at approximately $700,000 in both periods. However, Optio’s internal headcount for its support department declined, saving approximately $100,000 in salaries and related costs.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses increased 12% to $5.3 million from $4.7 million for the six months ended July 31, 2004 and 2003, respectively. Sales and marketing expenses were 38% and 36%, respectively, of total revenue for the same periods. While direct marketing expenditures decreased approximately $80,000 between the two quarters, Optio increased its sales and marketing headcount by eight individuals over the previous year, primarily in its marketing staff and healthcare sales staff. In addition, commissions and bonuses were increased approximately $130,000, resulting from improved software sales. Finally, travel and related expenses increased approximately $50,000, resulting from increased headcount and travel by Optio’s European organization.

Research and Development

Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses increased to $2.2 million in the six months ended July 31, 2004 from $2.0 million in the six months ended July 31, 2003. This increase is primarily the result of increased wages and slightly increased travel and meeting expenses within the development group, plus the addition of approximately $40,000 in consulting fees related to the development of future products.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses decreased to $2.1 million in the six months ended July 31, 2004 from $2.3 million in the six months ended July 31, 2003. While overall general and administrative expenses remained relatively constant, Optio was able to save $280,000 in legal fees and $236,000 in insurance premiums. This was offset by increased salaries of $75,000, bad debt expense of $90,000 and an increase in various other incremental general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased to $177,000 from $321,000 for the six months ended July 31, 2004 and 2003, respectively. This decrease is due to a greater number of Optio’s fixed assets becoming fully depreciated during the six months ended July 31, 2004.

Interest Income

Interest income decreased to $83,000 from $91,000 in the six months ended July 31, 2004 and 2003, respectively, primarily the result of a reduction in principal of the M2 Systems note receivable and lower interest rates.

Interest Expense

Interest expense decreased to $7,000 from $8,000 in the six months ended July 31, 2004 and 2003, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $6.4 million and $4.0 million in cash and cash equivalents at July 31, 2004 and 2003, respectively.

The following table sets forth certain selected statements of cash flow information for the six months ended July 31, 2004:

Net cash provided by operations	$975,000
Net cash used in investing activities	(29,000)
Net cash provided by financing activities	161,000
Net increase in cash and cash equivalents	1,096,000

Cash provided by operations was primarily the result of $995,000 in net income, plus a $198,000 add-back of non-cash depreciation and amortization expense and provision for doubtful accounts, offset primarily by changes in working capital resulting in a $219,000 outflow of cash. The major component of such working capital changes was the Company’s use of funds to pay down accrued expenses by approximately $747,000, primarily representing the payment of Optio’s year-end bonuses. In addition, Optio prepaid several of its renewed insurance policies and other marketing expenses, resulting in a $250,000 cash outflow. This was partially offset by improved collections on accounts receivable resulting in additional cash inflow of $1.3 million. In addition, Optio’s payables decreased $187,000, a result of timing of payments. Finally, Optio’s deferred revenue declined $377,000, as a result of the timing of renewal maintenance billings. In investing activities, Optio received $152,000 in payments on the receivable from M2 Systems and purchased $181,000 of property and equipment in the ordinary course of business. Optio’s financing activities included receipts of $199,000 from the exercise of stock options, offset by payments of capital lease obligations of $37,000.

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

Subsequent to July 31, 2004, Optio acquired VertiSoft Corporation which required the payment of approximately $1.6 million in August 2004, representing approximately $340,000 for the purchase price and an additional $1.2 million for the extinguishment of certain assumed liabilities, including promissory notes payable and accrued payroll. The terms of the purchase include additional future conditional cash payments of $225,000 to be paid out in various installments over the following two years, contingent upon the achievement of certain customer retention and product development goals.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of July 31, 2004, Optio, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Optio’s disclosure controls and procedures are effective in ensuring that material information relating to Optio, including its consolidated subsidiaries, is made known to them by others within the organization, particularly during the period in which this quarterly report was being prepared. There were no significant changes in Optio’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART II – OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in Optio’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, all the insurers for all the issuers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. The disposition of this matter is limited to Optio’s $300,000 corporate insurance deductible. The Company has completed payment of the insurance deductible through payment of legal fees. Optio will have no additional exposure unless the insurance companies become insolvent. Optio’s insurance companies currently have an A or AA rating. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s financial statements.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 10, 2004, the Company completed the acquisition of all the capital stock of VertiSoft Corporation (“VertiSoft”). The transaction was accomplished pursuant to the merger (the “Merger”) of a newly created, wholly owned subsidiary of the Company with and into VertiSoft with VertiSoft surviving. In connection with the Merger, each shareholder of VertiSoft exchanged his or her shares of capital stock of VertiSoft for his or her pro rata shares of the following: (a) 1,500,000 shares of common stock of the Company (with a fair market value of $1,650,000 as of the closing date); (b) approximately $340,000 in cash paid on the closing date; and (c) up to $225,000 in cash that may be paid to the shareholders of VertiSoft in the future based on the achievement of certain milestones.

The shares of common stock of the Company were sold to the shareholders of VertiSoft without registration in reliance on Regulation D promulgated under the Securities Act and based on representations and warranties made to the Company by the shareholders of VertiSoft.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Optio held its Annual Meeting of Shareholders on June 22, 2004. There were present at the Annual Meeting in person or by proxy, holders of 18,671,485 shares of common stock entitled to vote. The following directors were elected and qualified, with the votes for each director being reflected below:

Name	Term	Votes For	Votes Withheld
David T. Leach	Class II term to expire on the date of the annual meeting of shareholders to be held in 2007	18,583,819	87,666
G. Robert Beck	Class II term to expire on the date of the annual meeting of shareholders to be held in 2007	18,537,866	133,619
Ronald G. Diener	Class II term to expire on the date of the annual meeting of shareholders to be held in 2007	18,241,409	430,076

The directors holding office on the date of the meeting whose term had not expired remained in office. Such directors were C. Wayne Cape and F. Barron Hughes.

The shareholders of Optio voted 9,222,880 affirmative votes cast, 159,287 negative votes cast and 1,835,303 abstentions to amend the Optio Software, Inc. Directors’ Stock Option Plan.

The appointment of BDO Seidman, LLP as Optio Software, Inc.’s independent public accountants for the fiscal year ending January 31, 2005, was ratified with 18,305,765 affirmative votes cast, 362,720 negative votes cast and 3,000 abstentions.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.

(b) Reports on Form 8-K

(a)	A form 8-K was filed on June 9, 2004 to furnish the Company’s first quarter earnings press release dated June 9, 2004.

(b)	A form 8-K was filed on August 13, 2004 to report the acquisition of VertiSoft Corporation on August 10, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of September, 2004.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer