Form 10-Q
period 2004-10-31
OPTIO SOFTWARE INC
filed 2004-12-15
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

There were 21,118,149 shares of the Registrant’s common stock outstanding as of December 13, 2004.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended October 31, 2004

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, integration of acquired entities, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable and notes receivable, fluctuations in operating results because of acquisitions or dispositions, failure to integrate new products and newly acquired companies, diversion of management resources relating to acquisitions, reduction in cash reserves relating to acquisitions, challenges relating to acquisitions and the possibility that this may cause Optio to no longer be profitable, the negative effective on Optio’s earnings relating to the amortization or potential write-down of acquired assets or goodwill, failure to retain the business relationships with existing customers from acquisitions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability in developing new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to this Quarterly Report on Form 10-Q. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2004	October 31, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,328,000	$4,754,000
Accounts receivable, net	5,293,000	3,931,000
Prepaid expenses and other current assets	283,000	450,000
Notes receivable from related party	5,000	5,000
Current portion of note receivable from M2	310,000	346,000

Total current assets	11,219,000	9,486,000
Property and equipment, net	541,000	648,000
Other assets:
Note receivable from M2, net, less current portion	2,376,000	2,097,000
Goodwill	—	1,720,000
Other intangible assets, net	—	2,130,000
Other	110,000	108,000

Total assets	$14,246,000	$16,189,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$812,000	$1,017,000
Accrued expenses	2,627,000	1,662,000
Current portion of capital lease obligations	76,000	22,000
Deferred revenue	6,256,000	5,774,000

Total current liabilities	9,771,000	8,475,000

Capital lease obligations, less current portion	87,000	91,000
Other long-term liabilities	101,000	92,000

Total liabilities	9,959,000	8,658,000
Shareholders’ equity:
Common stock	50,291,000	52,178,000
Accumulated deficit	(46,084,000)	(44,736,000)
Accumulated other comprehensive income	80,000	89,000

Total shareholders’ equity	4,287,000	7,531,000

Total liabilities and shareholders’ equity	$14,246,000	$16,189,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended October 31,
	2003	2004
Revenue:
License fees	$2,052,000	$1,783,000
Subscription fees	—	417,000
Services, maintenance, and other	4,326,000	4,449,000

	6,378,000	6,649,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	59,000	121,000
Services, maintenance, and other	1,521,000	1,406,000

	1,580,000	1,527,000

	4,798,000	5,122,000

Operating expenses:
Sales and marketing	2,119,000	2,538,000
Research and development	978,000	1,089,000
General and administrative	1,076,000	962,000
Impairment of M2 note receivable	900,000	—
Depreciation and amortization	122,000	221,000

	5,195,000	4,810,000

Income (loss) from operations	(397,000)	312,000
Other income (expense):
Interest income	41,000	38,000
Interest expense	(5,000)	(3,000)
Other	4,000	4,000

	40,000	39,000

Income (loss) before income taxes	(357,000)	351,000
Income tax expense (benefit)	—	(2,000)

Net income (loss)	$(357,000)	$353,000

Net income (loss) per share – basic	$(0.02)	$0.02

Net income (loss) per share – diluted	$(0.02)	$0.02

Weighted average shares outstanding – basic	19,214,942	20,632,738

Weighted average shares outstanding – diluted	19,214,942	23,532,892

Comprehensive income:
Net income (loss)	$(357,000)	$353,000
Foreign currency translation adjustment	35,000	35,000

Comprehensive income (loss)	$(322,000)	$388,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Nine Months Ended October 31,
	2003	2004
Revenue:
License fees	$6,635,000	$7,243,000
Subscription fees	—	417,000
Services, maintenance, and other	12,967,000	12,989,000

	19,602,000	20,649,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	285,000	444,000
Services, maintenance, and other	4,592,000	4,361,000

	4,877,000	4,805,000

	14,725,000	15,844,000
Operating expenses:
Sales and marketing	6,858,000	7,853,000
Research and development	2,969,000	3,247,000
General and administrative	3,367,000	3,095,000
Impairment of M2 note receivable	900,000	—
Depreciation and amortization	443,000	398,000

	14,537,000	14,593,000

Income from operations	188,000	1,251,000
Other income (expense):
Interest income	132,000	121,000
Interest expense	(13,000)	(10,000)
Other	31,000	42,000

	150,000	153,000

Income before income taxes	338,000	1,404,000
Income tax expense (benefit)	(146,000)	56,000

Net income	$484,000	$1,348,000

Net income per share – basic	$0.03	$0.07

Net income per share – diluted	$0.02	$0.06

Weighted average shares outstanding – basic	19,174,225	19,855,566

Weighted average shares outstanding – diluted	20,956,617	23,124,753

Comprehensive income:
Net income	$484,000	$1,348,000
Foreign currency translation adjustment	57,000	9,000

Comprehensive income	$541,000	$1,357,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2004	19,261,144	$50,291,000	$(46,084,000)	$80,000	$4,287,000
Comprehensive income, net of tax:
Net income	—	—	1,348,000	—	1,348,000
Foreign currency translation adjustment	—	—	—	9,000	9,000

Comprehensive income					1,357,000
Exercise of stock options	313,669	217,000	—	—	217,000
Issuance of common stock in Vertisoft acquisition	1,190,000	1,309,000	—	—	1,309,000
Stock options issued in connection with Vertisoft acquisition	—	361,000	—	—	361,000

Balance at October 31, 2004	20,764,813	$52,178,000	$(44,736,000)	$89,000	$7,531,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31,
	2003	2004
Cash flows from operating activities:
Net income	$484,000	$1,348,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	443,000	290,000
Amortization of intangibles	—	108,000
Provision for doubtful accounts	(193,000)	48,000
Impairment of M2 note receivable	900,000	—
Loss on disposal of property and equipment	3,000	—
Changes in operating assets and liabilities:
Accounts receivable	642,000	1,518,000
Prepaid expenses and other current assets	662,000	(131,000)
Receivable from insurance claim	750,000	—
Accounts payable	(1,030,000)	(1,000)
Accrued expenses	(905,000)	(1,623,000)
Accrued settlement of lawsuit	(875,000)	—
Income taxes payable	8,000	(1,000)
Deferred revenue	(342,000)	(817,000)

Net cash provided by operating activities	547,000	739,000

Cash flows from investing activities:
Purchases of property and equipment	(112,000)	(326,000)
Purchase of business	—	(348,000)
Repayment of note receivable from M2 Systems	14,000	243,000
Repayments from related parties under notes receivable	84,000	—

Net cash used in investing activities	(14,000)	(431,000)

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(101,000)	(1,140,000)
Proceeds from exercise of stock options	9,000	216,000

Net cash used in financing activities	(92,000)	(924,000)

Impact of foreign currency rate fluctuations on cash	31,000	42,000
Net increase (decrease) in cash and cash equivalents	472,000	(574,000)

Cash and cash equivalents at beginning of period	3,902,000	5,328,000

Cash and cash equivalents at end of period	$4,374,000	$4,754,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$28,000	$10,000

Income taxes refunded (paid)	$150,000	$(59,000)

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2004, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 21, 2004. Results of operations for the three and nine months ended October 31, 2004 are not necessarily indicative of the results for the year ending January 31, 2005.

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

Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to SFAS 123, the following illustrates the assumptions and the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123.

Pro forma information regarding net income required by SFAS 123 Accounting for Stock-Based Compensation, requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

the following weighted-average assumptions used for the three months ended October 31, 2003 and 2004 and the nine months ended October 31, 2003 and 2004: risk-free interest rates of 3.90% and 4.03% for the three months ended October 31 2003 and 2004, respectively; risk-free interest rates of 3.51% and 3.96% for the nine months ended October 31, 2003 and October 31, 2004, respectively; no dividend yield; volatility of 162% and 148% for the three months ended October 31, 2003 and 2004, respectively; volatility of 162% and 148% for the nine months ended October 31, 2003 and 2004, respectively; and an expected life of the options of 7.54 years for the three and nine months ended October 31, 2003 and 7.31 years for the three and nine months ended October 31, 2004.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the three months ended October 31, 2003 and 2004 equaled $0.77 and $1.10 per share, respectively. The weighted-average fair value of options granted during the nine months ended October 31, 2003 and 2004 equaled $0.61 and $1.18 per share, respectively. The Company’s pro forma information as determined using the fair value method of accounting under SFAS 123, was as follows:

	Three Months Ended October 31,
	2003	2004
Net income (loss) as reported	$(357,000)	$353,000
Deduct: Compensation cost using the fair value method	(190,000)	(103,000)

Pro forma net income (loss)	$(547,000)	$250,000

Net income (loss) per share as reported – basic and diluted	(0.02)	0.02
Pro forma net income (loss) per share – basic and diluted	(0.03)	0.01

	Nine Months Ended October 31,
	2003	2004
Net income as reported	$484,000	$1,348,000
Deduct: Compensation cost using the fair value method	(521,000)	(297,000)

Pro forma net income (loss)	$(37,000)	$1,051,000

Net income per share as reported – basic	0.03	0.07
Net income per share as reported – diluted	0.02	0.06
Pro forma net income (loss) per share – basic and diluted	0.00	0.05

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

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

The following table sets forth the computation of net income per share:

	Three months ended October 31,
	2003	2004
Net income (loss)	$(357,000)	$353,000

Weighted average shares outstanding – basic	19,214,942	20,632,738
Dilutive stock options	—	2,900,154

Weighted average shares outstanding – diluted	19,214,942	23,532,892

Net income (loss) per share – basic and diluted	$(0.02)	$0.02

Potentially dilutive stock options excluded from diluted weighted average shares outstanding	2,656,108	—

	Nine months ended October 31,
	2003	2004
Net income	$484,000	$1,348,000

Weighted average shares outstanding – basic	19,174,225	19,855,566
Dilutive stock options	1,782,392	3,269,187

Weighted average shares outstanding – diluted	20,956,617	23,124,753

Net income per share – basic	$0.03	$0.07

Net income per share – diluted	$0.02	$0.06

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

4. Segment and Geographic Information

The Company is organized around geographic areas. Optio’s U.S. operations and Optio Europe represent Optio’s two reportable segments. Optio’s other foreign subsidiaries are classified as “Other”. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

Segment information for the nine months ended October 31, 2003 and 2004 is summarized below.

Nine Months ended October 31, 2003	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$5,726,000	$909,000	$—	$6,635,000	$—	$6,635,000
Services, maintenance and other	11,160,000	1,799,000	8,000	12,967,000	—	12,967,000
Inter-segment revenue	217,000	83,000	—	300,000	(300,000)	—

Total revenue	17,103,000	2,791,000	8,000	19,902,000	(300,000)	19,602,000
Interest income	132,000	—	—	132,000	—	132,000
Interest expense	13,000	—	—	13,000	—	13,000
Depreciation and amortization	392,000	51,000	—	443,000	—	443,000
Income tax benefit (expense)	151,000	(5,000)	—	146,000	—	146,000
Segment income (loss) before income taxes	806,000	(474,000)	6,000	338,000	—	338,000
Segment net income (loss)	957,000	(479,000)	6,000	484,000	—	484,000
Total segment assets	13,905,000	2,153,000	87,000	16,145,000	(4,313,000)	11,832,000
Expenditures for long-lived assets	90,000	22,000	—	112,000	—	112,000

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

Nine Months ended October 31, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$5,756,000	$1,487,000	$—	$7,243,000	$—	$7,243,000
Services, maintenance and other	10,963,000	2,025,000	1,000	12,989,000	—	12,989,000
Subscription revenue	399,000	—	18,000	417,000		417,000
Inter-segment revenue	315,000	167,000	—	482,000	(482,000)	—

Total revenue	17,433,000	3,679,000	19,000	21,131,000	(482,000)	20,649,000
Interest income	116,000	5,000	—	121,000	—	121,000
Interest expense	10,000	—	—	10,000	—	10,000
Depreciation and amortization	386,000	12,000	—	398,000	—	398,000
Income tax expense	54,000	2,000	—	56,000	—	56,000
Segment income before income taxes	1,523,000	(130,000)	11,000	1,404,000	—	1,404,000
Segment net income	1,469,000	(132,000)	11,000	1,348,000	—	1,348,000
Total segment assets	17,749,000	3,037,000	382,000	21,168,000	(5,087,000)	16,081,000
Expenditures for long-lived assets	284,000	42,000	—	326,000	—	326,000

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

6. Note Receivable

As further explained in Notes 3 and 4 of the Notes to Consolidated Financial Statements included in Optio’s Annual Report on Form 10-K, Optio holds a note receivable from M2 Systems Corporation (“M2 Systems”) as partial consideration for the sale by Optio of its Muscato Corporation (“Muscato”) and Translink Solutions Corporation business units. Under the terms of the note, M2 Systems was required to make payments of $100,000 each on September 1, 2003 and December 1, 2003 and a payment of $115,000 on June 1, 2004. M2 Systems failed to make these payments on their respective due dates; however, payment was made prior to an event of default. The payments of $115,000 due September 1,2004 and December 1, 2004 were made when due.

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

On September 15, 2004, Optio notified M2 Systems of certain non-monetary defaults under the Amended, Restated and Consolidated Promissory Note dated March 1, 2003 (“M2 Systems Note”). Optio has not accelerated the indebtedness under the M2 Systems Note and Optio and M2 Systems are negotiating to modify the current loan documents to address the alleged defaults by M2 Systems.

7. Acquisition of VertiSoft Corporation

On August 10, 2004, Optio consummated the merger of VertiSoft Corporation (“VertiSoft”), a

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

privately held Georgia corporation, and Optio Software II, Inc., a wholly owned subsidiary of Optio, whereby VertiSoft became the surviving wholly owned subsidiary of Optio. Subsequently, on September 15, 2004, VertiSoft Corporation was merged with and into Optio, with Optio remaining the surviving corporation. The consideration given for all the common stock of VertiSoft included $350,000 in cash, the issuance of 1.5 million shares of Optio common stock, of which 310,000 shares are to be held in escrow for a period of 18 months to secure the indemnification obligations of the shareholders of VertiSoft, the issuance of 340,000 stock options and future conditional cash payments of $225,000 to be paid out in various installments over the following two years, contingent upon the achievement of certain customer retention and product development goals. The cash component of the consideration given was paid from funds generated from the on-going operations of Optio. The preliminary purchase price is as follows:

Cash paid	$350,000
Common stock issued (1,190,000 shares, excluding the 310,000 shares held in escrow)	1,309,000
Stock options issued	361,000
Preliminary acquisition costs	282,000

2,302,000

Should the 310,000 shares held in escrow be released to the VertiSoft shareholders at the end of the 18 month period, the value of the shares based on the market value of Optio’s common stock on that date will be added to goodwill.

The acquired assets consisted primarily of accounts receivable, software, machinery, equipment, furniture and fixtures, cash, and all of the interests, rights and benefits accruing to VertiSoft under any sales orders, sales contracts, service agreements, and purchase orders. In connection with the acquisition, Optio also assumed the liabilities of VertiSoft, consisting primarily of promissory notes payable (totaling approximately $1,100,000), accounts payable, accrued payroll, and service agreements.

The purchase price was allocated to the assets and liabilities assumed based on their respective fair values on the date of acquisitions as follows:

Tangible assets acquired	$268,000
Liabilities assumed	(1,924,000)
Technology	839,000
Customer relationships	1,314,000
Non-compete agreement	85,000
Goodwill	1,720,000

2,302,000

The technology will be amortized over periods ranging from 3 months to 5 years, the customer relationships will be amortized over 11 years and the non-compete agreement will be amortized over 5 years.

Under the purchase method of accounting pursuant to SFAS 141, the total purchase prices as shown in the tables above were allocated to the acquired entity’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Any excess of the purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired were recorded as goodwill. In accordance with the SFAS 142, goodwill and intangible assets with indefinite lives resulting from business combinations have not been amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present) while identifiable intangible assets with finite lives are amortized over their estimated useful lives. In the event that Optio’s management determines that the value of goodwill or intangible assets has become impaired, Optio will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

The results of operations of VertiSoft have been included in Optio’s consolidated condensed financial statements from the date of the closing of the acquisition which was August 10, 2004. The following unaudited pro forma financial information presents the combined results of operations of combining VertiSoft and Optio as though the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information does not necessarily represent the

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

results of operations that would have occurred had VertiSoft and Optio been a single company during the periods presented, nor does Optio believe that the pro forma financial information presented is necessarily representative of future operating results.

	Three Months Ended October 31,
	2004	2003
Revenue	$6,883,000	$6,825,000
Net income (loss)	$175,000	$(788,000)
Net income (loss) per share-basic and diluted	$0.01	$(0.04)
Weighted average shares outstanding-basic	20,632,738	19,214,942
Weighted average shares outstanding-diluted	23,532,892	19,214,942

	Nine Months Ended October 31,
	2004	2003
Revenue	$21,812,000	$21,116,000
Net income (loss)	$1,290,000	$(715,000)
Net income per share-basic and diluted	$0.06	$(0.04)
Weighted average shares outstanding-basic	19,855,566	19,174,225
Weighted average shares outstanding-diluted	23,124,753	19,174,225

VertiSoft provides document management solutions designed to streamline information access and distribution for physicians and clinical, medical records and financial services staff through a single interface or Composite Patient View™. Its patented electronic document management system, QuickRecord, provides secure, individualized access to patient information retrieved from any system, inside or outside the enterprise. The primary reasons for the acquisition were that the QuickRecord product broadens Optio’s portfolio of healthcare solutions and establishes a subscription-based licensing model for a new line of solutions.

In connection with the transaction described above, Optio entered into a written employment agreement with Donald H. French. Mr. French serves as Senior Vice President of Healthcare Products for Optio. Mr. French’s employment agreement has a three year term. Mr. French’s current employment agreement provides for a base salary of $200,000. In addition, Mr. French was granted an option to acquire 350,000 shares of common stock at $1.10 per share (the “Options”). The Options vest over a period of four years. Upon Mr. French’s resignation for good reason (as defined in the agreement) or termination without cause, the Company will be obligated to pay him his then-current base salary for the remaining term of the employment agreement. If Mr. French’s employment is terminated by reason of disability occurring in the performance of his duties, he will receive his base salary for 12 months less any payments made to him under any long-term or short-term disability insurance policies. If Mr. French is terminated for cause, including resignation, or the mutual consent of the parties, he will receive no severance. Mr. French’s employment agreement includes post-employment restrictive covenants not to compete, solicit Optio’s customers or recruit Optio’s employees.

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

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio also offers consulting services, which provide customers with implementation assistance and training. No single customer accounted for 10% or more of Optio’s revenue for the three or nine months ended October 31, 2004 or 2003.

Critical Accounting Policies and Use of Estimates

Optio has identified significant accounting policies and estimates that are critical to the understanding of its financial statements.

Revenue Recognition

Overview

The Company’s revenue consists of fees for licenses of the Company’s software products, subscription fees, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of Central Processing Units (“CPUs”) on which the product is installed or, to a lesser extent, based on the number of persons or hospital beds registered to use the product. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition.

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

Subscription Revenue

The Company also licenses certain of its products in the form of a subscription service contract, typically ranging from 3 to 5 years. Subscription revenue, which includes a license to the software product, technical support and future unspecified enhancements to the software product, is recognized on a daily basis over the agreement period.

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

Note Receivable

Optio holds a note from M2 Systems as partial consideration for the sale of Muscato and TransLink. Under the terms of this note, M2 Systems was required to make payments of $100,000 each on September 1, 2003 and December 1, 2003 and a payment of $115,000 on June 1, 2004. M2 Systems failed to make these payments on their respective due dates; however, payment was made prior to an event of default. The payments of $115,000 due on September 1, 2004 and December 1, 2004, were made when due.

During the third quarter of 2004, as a result of M2 Systems’ failure to make timely payments, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. In Optio’s assessment of the collateral, varying assumptions, including the length of time of which customers would continue on maintenance, resulted in estimates of the value of the collateral ranging from $1.8 million to $3.5 million, which could have resulted in an impairment charge ranging from $200,000 to $1.9 million. If M2 Systems defaults on the note and the collateral proves to be of no value to Optio, Optio would incur an additional loss of approximately $2.4 million.

On September 15, 2004, Optio notified M2 Systems of certain non-monetary defaults under the M2 Systems Note. Optio has not accelerated the indebtedness under the M2 Systems Note and the parties are negotiating to modify the current loan documents to address the alleged defaults by M2 Systems.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended October 31,
	2003	2004
Revenue:
License fees	32%	27%
Subscription fees	—	6
Services, maintenance and other	68	67

Total revenue	100	100

Costs of revenue (excluding depreciation and amortization, included below):
License fees	1	2
Services, maintenance and other	24	21

Total cost of revenue	25	23

	75	77
Operating expenses:
Sales and marketing	33	38
Research and development	15	16
General and administrative	17	15
Impairment of M2 note receivable	14	—
Depreciation and amortization	2	3

Total operating expenses	81	72

Income (loss) from operations	(6)	5
Interest and other income	1	0

Income tax benefit	—	—

Net income (loss)	(5%)	5%

Revenues

Total revenues increased 4% to $6.6 million from $6.4 million for the three months ended October 31, 2004 and 2003, respectively.

License fees

Revenues from software licenses decreased 13% to $1.8 million from $2.1 million for the three months ended October 31, 2004 and 2003, respectively. The decline in software revenue resulted from several deals that failed to close during the third quarter as expected, particularly in the healthcare and United States ERP segments. As an example, in the three months ended October 31, 2003 healthcare sales represented 36% of Optio’s domestic software sales. In the three months ended October 31, 2004 only 9% of Optio’s domestic revenues came from healthcare. Optio’s healthcare segment was also negatively impacted by turnover of the majority of the members of its healthcare sales team, which resulted in fewer sales. Optio also experienced a decrease in software sales in the ERP business, a result of fewer new contracts and a lower overall average sales price. License fee revenues from Optio’s European division increased from $216,000 in the three months ended October 31, 2003, to $366,000 in the three months ended October 31, 2004, largely as a result of efforts to build upon existing partnerships in the European marketplace.

Approximately $503,000 of Optio’s software license revenue during the three months ended October 31, 2004 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 28% of license revenue for Optio. During the three months ended October 31, 2003, Optio generated $662,000 of its software license revenue through partners, representing 32% of Optio’s license revenue.

Subscription fees

Optio added a new revenue source in the form of subscription revenue coming from the acquisition of Vertisoft in August 2004. For the three months ended October 31,2004 the subscription revenue totaled $417,000.

Services, maintenance and other

Revenues from services, maintenance and other increased to $4.4 million from $4.3 million during the three months ended October 31, 2004 and 2003, respectively. Services revenue increased to $1.7 million from $1.6 million for the three months ended October 31, 2004 and 2003, respectively. Services revenue increased primarily as a result of better attendance in Optio’s product training classes. Maintenance revenue increased $100,000 to $2.8 million in the three months ended October 31, 2004 from $2.7 million in the three months ended October 31, 2003. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

With the introduction of subscription revenue during the third quarter the revenue mix is now allocated between three types of revenue versus the two types of revenue in the previous year. In the three months ended October 31, 2004, licenses fees represented 27%, subscription fees represented 6% and services, maintenance and other represented 67% of total revenue.

Costs of Revenues

Total costs of revenues decreased 3% to $1.5 million in the three months ended October 31, 2004 from $1.6 million in the three months ended October 31, 2003.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses increased to $121,000 in the three months ended October 31, 2004 from $59,000 in the three months ended October 31, 2003, primarily the result of royalties due to OEM partners for products introduced in the third quarter of last year and increased fees paid to referral partners.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other decreased to $1.4 million in the three months ended October 31, 2004 from $1.5 million in the three months ended October 31, 2003. For the three months ended October 31, 2004, the cost of outsourcers, often used in the implementation of Optio’s products at customer sites, decreased by $25,000 as compared to the three months ended October 31, 2003. The remaining reduction in expense is primarily the result of the reversal of the year-end bonus accrual of approximately $80,000 that management has determined will not be payable this year. While Optio’s internal services and support personnel had initially declined in the second quarter of fiscal year 2005, as compared to 2004, the acquisition of VertiSoft on August 10, 2004 brought the services and support personnel to an equal headcount as of October 31, 2004 and 2003.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses increased 20% to $2.5 million from $2.1 million for the three months ended October 31, 2004 and 2003, respectively. Sales and marketing expenses were 38% and 33%, respectively, of total revenue for the same periods. Direct marketing expenditures increased by $185,000 between the two quarters, and Optio increased its sales and marketing headcount by two individuals over the previous year, resulting in an additional $50,000 in salaries. In addition, office expenses and travel expenses incurred by Optio’s European sales offices increased in the three months ended October 31, 2004 compared to the three months ended October 31, 2003.

Research and Development

Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses increased to $1.1 million from $1.0 million for the three months ended October 31, 2004 and 2003, respectively. This increase was primarily due to the increase in headcount from 34 employees as of October 31,2003 to 43 employees as of October 31, 2004, which included the addition of the VertiSoft employees as of August 10, 2004, which resulted in an additional $170,000 in salaries. This was offset by the reversal of the year end bonus accrual of approximately $100,000 that management has determined will not be payable this year.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses decreased to $1.0 million in the three months ended October 31, 2004 from $1.1 million in the three months ended October 31, 2003. The decrease primarily represents savings in various categories such as legal, insurance and various office expenses.

Impairment of M2 Note Receivable

As of October 31, 2003, Optio held a note receivable from M2 Systems with a principal and interest balance of $3.6 million. Under the terms of the note, M2 Systems was required to make a payment of $100,000 on December 1, 2003. M2 Systems failed to make such payment and, as such, Optio believed that an impairment charge to write-down the note receivable to the fair market of the collateral which supports the note was necessary at that time. Management estimated that the value of the collateral was $2.8 million, requiring a $900,000 impairment charge in the three months ended October 31, 2003. Optio will continue to evaluate the value of the collateral securing the note receivable.

Depreciation and Amortization

Depreciation and amortization expense increased to $221,000 from $122,000 for the three months ended October 31, 2004 and 2003, respectively. This increase was due to the addition of $108,000 of amortization expense in the three months ended October 31, 2004, related to the intangible assets acquired in the VertiSoft acquisition on August 10, 2004.

Interest Income

Interest income decreased to $38,000 from $41,000 in the three months ended October 31, 2004 and 2003, respectively. Interest income primarily represents interest earned on the principal of the M2 Systems note receivable.

Interest Expense

Interest expense decreased to $3,000 from $5,000 in the three months ended October 31, 2004 and 2003, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

Nine Months Ended October 31, 2004 Compared to Nine Months Ended October 31, 2003

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Nine Months Ended October 31,
	2003	2004
Revenue:
License fees	34%	35%
Subscription fees	—	2
Services, maintenance and other	66	63

Total revenue	100	100

Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	2
Services, maintenance and other	23	21

Total cost of revenue	25	23

	75	77
Operating expenses:
Sales and marketing	35	38
Research and development	15	16
General and administrative	17	15
Impairment of M2 note receivable	5	—
Depreciation and amortization	2	2

Total operating expenses	74	71

Income from operations	1	6
Interest and other income	1	1
Income tax benefit	—	—

Net income	2%	7%

Revenues

Total revenues increased 5% to $20.6 million from $19.6 million for the nine months ended October 31, 2004 and 2003, respectively.

License fees

Revenues from software licenses increased 9% to $7.2 million from $6.6 million for the nine months ended October 31, 2004 and 2003, respectively. The introduction of new products has allowed Optio to slightly improve its average sales price over the nine month period ended October 31, 2004 and to sell additional products to existing customers, thus increasing overall revenues. In addition, Optio’s efforts to build upon our existing partnerships in the European marketplace have resulted in improved software license fees from Europe, increasing to $1.5 million in the nine months ended October 31, 2004 from $909,000 in the nine months ended October 31, 2003.

Approximately $1.7 million of Optio’s software license revenue during the nine months ended October 31, 2004 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 23% of license revenue. During the nine months ended October 31, 2003, Optio generated $2.3 million of its software license revenue through partners, representing 35% of Optio’s license revenue. The reduction in revenue from partners resulted primarily from smaller contracts through Optio’s healthcare reseller in the nine months ended October 31, 2004 than in the nine months ended October 31, 2003.

Subscription fees

Optio added a new revenue source in the form of subscription revenue coming from the acquisition of VertiSoft in August 2004. For the nine months ended October 31,2004 the subscription revenue totaled $417,000.

Services, maintenance and other

Revenues from services, maintenance and other remained constant at $13.0 million in the nine months ended October 31, 2004 and 2003, respectively. Services revenue decreased to $4.5 million for the nine months ended October 31, 2004 from $5.0 million for the nine months ended October 31, 2003. In the nine months ended October 31, 2003, Optio was involved in large consulting engagements with specific large integrators, contributing an additional $340,000 to services revenue, thus accounting for the largest portion of the decrease in the nine months ended October 31, 2004 from the nine months ended October 31, 2003. These projects were completed during the second quarter of fiscal year 2004. In addition, through the nine months ended October 31, 2004, Optio experienced greater ease of implementation for some of its products, requiring less services and slightly reducing services revenue. Maintenance revenue increased $500,000 to $8.5 million in the nine months ended October 31, 2004 from $8.0 million in the nine months ended October 31, 2003. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

With the introduction of subscription revenue during the third quarter, the revenue mix is now allocated between three types of revenue versus the two types of revenue in the previous year. In the nine months ended October 31, 2004, license fees represented 35%, subscription fees represented 2% and services, maintenance and other represented 63% of total revenue.

Costs of Revenues

Total costs of revenues decreased to $4.8 million in the nine months ended October 31, 2004 from the $4.9 million for the nine months ended October 31, 2003.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses increased to $444,000 in the nine months ended October 31, 2004 from $285,000 in the nine months ended October 31, 2003, primarily the result of approximately $130,000 in additional referral fees created by Optio’s improved referral partner relationships and approximately $50,000 in additional royalties due to OEM partners.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other decreased to $4.4 million for the nine months ended October 31, 2004 from $4.6 million in the nine months ended October 31, 2003. The cost of outsourcers remained constant at approximately $1.1 million in both periods. However, Optio’s internal headcount for its support department declined during the second quarter of fiscal year 2004, saving approximately $175,000 in salaries and related costs.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses increased 15% to $7.9 million from $6.9 million for the nine months ended October 31, 2004 and 2003, respectively. Sales and marketing expenses were 38% and 35%, respectively, of total revenue for the same periods. While direct marketing expenditures increased approximately $100,000 between the two periods, Optio increased its sales and marketing headcount by two individuals over the previous year which resulted in increased salaries of approximately $130,000. In addition, commissions and bonuses were increased approximately $250,000, resulting from improved software sales. Furthermore, consulting fees for sales were increased by approximately $50,000 over the previous year. Travel and related expenses increased approximately $185,000, resulting from increased headcount. Finally, a greater level of office expenses have been incurred by Optio’s European sales offices.

Research and Development

Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses increased to $3.2 million in the nine months ended October 31, 2004 from $3.0 million in the nine months ended October 31, 2003. This increase is primarily the result of increased wages, especially with the addition of the VertiSoft employees in August 2004, slightly increased travel and meeting expenses within the development group, plus the addition of approximately $75,000 in consulting fees related to the development of future products.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses decreased to $3.1 million in the nine months ended October 31, 2004 from $3.4 million in the nine months ended October 31, 2003. Optio was able to save $200,000 in legal fees and $275,000 in insurance premiums. This was offset by increased salaries of $170,000, and an increase in various other general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased to $398,000 from $443,000 for the nine months ended October 31, 2004 and 2003, respectively. Depreciation expense decreased $150,000 due to a greater number of Optio’s fixed assets becoming fully depreciated during the nine months ended October 31, 2004. This was offset by the addition of $108,000 of amortization expense in the nine moths ended October 31, 2004 related to the amortization of intangible assets acquired from VertiSoft.

Impairment of M2 Note Receivable

As of October 31, 2003, Optio held a note receivable from M2 Systems with a principal and interest balance of $3.6 million. Under the terms of the note, M2 Systems was required to make a payment of $100,000 on December 1, 2003. M2 Systems failed to make such payment and, as such, Optio believed that an impairment charge to write-down the note receivable to the fair market of the collateral which supports the note was necessary at that time. Management estimated that the value of the collateral was $2.8 million, requiring a $900,000 impairment charge in the nine months ended October 31,2003. Optio will continue to evaluate the value of the collateral securing the note receivable.

Interest Income

Interest income decreased to $121,000 from $132,000 in the nine months ended October 31, 2004 and 2003, respectively, primarily the result of a reduction in principal of the M2 Systems note receivable and lower interest rates.

Interest Expense

Interest expense decreased to $10,000 from $13,000 in the nine months ended October 31, 2004 and 2003, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $4.8 million and $4.4 million in cash and cash equivalents at October 31, 2004 and 2003, respectively.

The following table sets forth certain selected statements of cash flow information for the nine months ended October 31, 2004:

Net cash provided by operations	$739,000
Net cash used in investing activities	(431,000)
Net cash used in financing activities	(924,000)
Net decrease in cash and cash equivalents	(574,000)

Cash provided by operations was primarily the result of $1.3 million in net income, plus a $446,000 add-back of non-cash depreciation and amortization expense and provision for doubtful accounts, offset primarily by changes in working capital resulting in a $1.1 million outflow of cash. The major component of such working capital changes was the Company’s use of funds to pay down accrued expenses by approximately $1.6 million, primarily representing the payment of Optio’s year-end bonuses and the payment of various accrued expenses assumed in the VertiSoft acquisition. In addition, Optio prepaid several of its renewed insurance policies and other marketing expenses, resulting in a $131,000 cash outflow. This was partially offset by improved collections on accounts receivable resulting in additional cash inflow of $1.5 million. Finally, Optio’s deferred revenue declined $817,000, as a result of the timing of renewal maintenance billings. In investing activities, Optio received $243,000 in payments on the receivable from M2 Systems and purchased $326,000 of property and equipment in the ordinary course of business. In addition, Optio paid $348,000 towards the purchase price of VertiSoft. Optio’s financing activities included receipts of $216,000 from the exercise of stock options, offset by payments of capital lease and other debt obligations of $1.1 million, almost all of which was assumed with the VertiSoft acquisition.

On April 8, 2004 Optio extended the line of credit with its bank through April 19, 2005. The line of credit bears interest at the bank’s prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of accounts receivable. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and EBITDA requirements and restrictions on dividends. During fiscal year 2005, Optio estimates that it will have approximately $2.0 million available for borrowings under this line of credit based upon Optio’s historical accounts receivable balance.

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

On August 10, 2004, Optio acquired VertiSoft Corporation. The terms of the purchase include future conditional cash payments of $225,000 to be paid out in various installments over the following two years, contingent upon the achievement of certain customer retention and product development goals.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of October 31, 2004, Optio, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Optio’s disclosure controls and procedures are effective in ensuring that material information relating to Optio, including its consolidated subsidiaries, is made known to them by others within the organization, particularly during the period in which this quarterly report was being prepared. There were no significant changes in Optio’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 10, 2004, the Company completed the acquisition of all the capital stock of VertiSoft Corporation (“VertiSoft”). The transaction was accomplished pursuant to the merger (the “Merger”) of a newly created, wholly owned subsidiary of the Company with and into VertiSoft with VertiSoft surviving. In connection with the Merger, each shareholder of VertiSoft exchanged his or her shares of capital stock of VertiSoft for his or her pro rata shares of the following: (a) 1,500,000 shares of common stock of the Company (with a fair market value of $1,650,000 as of the closing date); (b) approximately $350,000 in cash paid on the closing date; and (c) up to $225,000 in cash that may be paid to the shareholders of VertiSoft in the future based on the achievement of certain milestones.

The shares of common stock of the Company were sold to the shareholders of VertiSoft without registration in reliance on Regulation D promulgated under the Securities Act and based on representations and warranties made to the Company by the shareholders of VertiSoft.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

(b) Reports on Form 8-K

(1) A form 8-K was filed on August 13, 2004 to report the acquisition of VertiSoft Corporation on August 10, 2004.

(2) A form 8-K was filed on September 3, 2004 to furnish the Company’s second quarter earnings press release dated September 2, 2004.

(3) A form 8-K/A was filed on October 12, 2004 to report that the audited financial statements of VertiSoft Corporation and pro forma financial information would be filed with the SEC on October 22, 2004.

(4) A form 8-K/A was filed on October 22, 2004 to report the audited financial statements of VertiSoft Corporation and pro forma financial information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of December, 2004.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer