Form 10-K
period 2005-01-31
OPTIO SOFTWARE INC
filed 2005-04-29
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price for the Common Stock on July 31, 2004 as reported by the Over-the-Counter Bulletin Board, was approximately $12,654,837. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 21,262,039 shares of the Registrant’s common stock outstanding as of April 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

OPTIO SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2005

**	The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed not more than 120 days after January 31, 2005.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, integration of acquired entities, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable and notes receivable (specifically, the note receivable from M2 Systems Corporation), fluctuations in operating results because of acquisitions or dispositions, failure to integrate new products and newly acquired companies, diversion of management resources relating to acquisitions, reduction in cash reserves relating to acquisitions, challenges relating to acquisitions and the possibility that this may cause Optio to no longer be profitable, the negative effect on Optio’s earnings relating to the amortization or potential write-down of acquired assets or goodwill, failure to retain the business relationships with existing customers from acquisitions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability in developing new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to this Annual Report on Form 10-K. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Annual Report on Form 10-K. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

Item 1. Business

Optio Software, Inc. (the “Company” or “Optio”), founded in 1981 as a Georgia corporation, provides infrastructure software and services that enhance the form, content, distribution and availability of business critical information. Our software allows information stored within or created by an organization’s wide range of enterprise systems, applications or databases to be intelligently captured, transformed and customized in formats according to the business needs of an organization’s customers, suppliers and partners. The information is then delivered to the appropriate destinations, which include print, fax, e-mail, wireless devices, the web or archive. Optio’s software also allows information to be transformed into a wide variety of formats, languages and standards and enables customers to create customized documents, based on their specific business requirements. For example, customers can use our software to create and deliver customized business documents (invoices, purchase orders, packing slips, etc.) and business-to-business transactions around the globe by web, e-mail, fax or print. In addition Optio’s solutions can also accept inbound documents from third parties such as suppliers and customers, capture and store their image for later retrieval, extract transactional data and inject them into operational workflows or integrate their data into a company’s enterprise systems. Optio’s solutions are non-intrusive and can be deployed without modifying the software or the business processes that created the original information. We reduce the cost and complexity of document-centric business processes while extending the value of existing technology investments.

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

In addition to its distributed output management solutions, in 1999 Optio began pursuing the e-business market created by the evolution of the Internet. In September 1999, Optio introduced the first of its e.ComSeries of products, Optio e.ComPresentTM, a browser-based software solution allowing document presentation to the web. In December 1999, Optio completed its initial public offering, raising $47.0 million in capital. In March 2000, Optio introduced its second product in the e.ComSeries of products, Optio e.ComIntegrate®. Also in March 2000, Optio purchased Muscato Corporation (“Muscato”) and TransLink Solutions Corporation (“Translink”), further expanding its breadth into the e-commerce market. Muscato offered a product, e.ComEngine, which enabled the real-time exchange of information between systems utilizing dissimilar formats and protocols. Unfortunately, Optio was unsuccessful in the integration of these two companies and subsequently disposed of the two companies and the e.ComEngine product in December 2001. Since the disposal of Muscato and Translink, Optio has focused on expanding its core products and increasing the capability of its integrated solutions.

Most recently, Optio has focused on expanding from managing output only to managing the lifecycle of transactional documents. Optio has focused its development on features and functionality that enhance a customer’s ability to manage documents. In 2003, Optio introduced Optio Print ManagerTM, enabling reliable print delivery and a centralized management console for accessing printers and monitoring their status. In 2004, Optio introduced Optio Imaging SolutionsTM, its intelligent data capture, imaging and web-accessible archive solution that allows documents to be scanned, indexed and archived according a customer’s defined needs, as well as extracts transactional data and integrates it with enterprise systems. To address the needs of our healthcare market, in August 2004, Optio acquired VertiSoft Corporation (“VertiSoft”), bringing with it the Optio QuickRecord SuiteTM of products. These products automate the collection and distribution of healthcare documents, whether they be printed documents collected through scanning and indexing, on-line forms or data streams; create a central repository with web-enabled access by medical personnel or financial services; and provide physicians with the ability to electronically sign patient care documents with the product’s e-signature capability.

Internet Website

Optio’s Internet website can be found at www.optiosoftware.com. Optio makes available free of charge or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement and Forms 3, 4 and 5 filed by directors and executive officers and amendments to those reports as soon as reasonably practicable after such material is filed or furnished to the Securities and Exchange Commission (the “SEC”). They may be accessed by clicking on the Investor Relations page under “Company” on our home page, and then by clicking on “SEC Filings”. That is a direct link to Optio’s SEC filings on the SEC website which is at www.sec.gov. Additionally, Optio’s Code of Ethics for Financial Officers may also be found on the Optio website. From time to time, corporate governance materials on our website may be updated to comply with rules issued by the SEC or as desirable to promote the effective governance of Optio. In addition, amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website. Any stockholder wishing to receive, without charge, a copy of any of the Optio SEC filings or Code of Ethics materials should write to the Secretary, Optio Software, Inc., 3015 Windward Plaza, Windward Fairways II, Atlanta, Georgia 30005.

The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be construed as part of this annual report.

Wholly-Owned Subsidiaries

Optio currently has two wholly-owned foreign subsidiaries, Optio Software Europe, S.A. (“Optio Europe”) and VertiSoft Limited (“VertiSoft UK”). Optio Europe, a software product distributor in Europe, was acquired in August 1998, providing an entry into European markets. Optio Europe is directly involved in the sales, marketing and support activities for Optio’s products throughout mainland Europe and the United Kingdom through its wholly-owned subsidiaries Optio Software Deutschland GmbH (“Optio Germany”), formed in December 2002, and Optio Software UK, Pvt. Limited (“Optio UK”). VertiSoft UK is directly involved in the sales and marketing activities for certain customers acquired with VertiSoft. VertiSoft UK was acquired as a subsidiary of VertiSoft. VertiSoft merged into Optio on September 15, 2004. Optio previously had a wholly-owned foreign subsidiary in Australia, Optio Software, Asia Pacific (“Optio Australia”), which was closed in September 2002, and legally terminated in December 2004. The Company continues to market in the Asian Pacific region through resellers.

Segment Information

Optio is organized around geographic areas. Optio’s U.S. operations and European operations, which includes Optio Europe and VertiSoft UK, represent Optio’s current two reportable segments. Optio’s former Australian subsidiary is classified as “Other”. The foreign locations principally function as distributors of products developed by Optio in the United States. Optio attributes revenue to its operating segments based upon the location of the subsidiary originating the sale, which is typically the geographic location where the software is installed. The accounting policies, as described in the summary of significant accounting policies in Optio’s financial statements, are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

Segment information for the years ended January 31, 2003, 2004 and 2005 is summarized below.

Year ended January 31, 2003	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,580,000	$1,809,000	$56,000	$10,445,000	$—	$10,445,000
Services, maintenance and other	15,217,000	2,098,000	64,000	17,379,000	—	17,379,000
Intersegment revenue	470,000	180,000	—	650,000	(650,000)	—

Total revenue	24,267,000	4,087,000	120,000	28,474,000	(650,000)	27,824,000
Interest income	230,000	2,000	1,000	233,000	—	233,000
Interest expense	47,000	—	4,000	51,000	—	51,000
Depreciation and amortization	835,000	81,000	4,000	920,000	—	920,000
Income tax benefit	(472,000)	(106,000)	—	(578,000)	—	(578,000)
Segment loss before income taxes and loss from discontinued operations	(3,775,000)	(1,256,000)	(257,000)	(5,288,000)	—	(5,288,000)
Segment net loss including loss from discontinued operations	(3,435,000)	(1,150,000)	(257,000)	(4,842,000)	—	(4,842,000)
Total segment assets	15,735,000	2,689,000	133,000	18,557,000	(4,114,000)	14,443,000
Expenditures for long-lived assets	219,000	48,000	1,000	268,000	—	268,000

Year ended January 31, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,476,000	$1,729,000	—	$10,205,000	$—	$10,205,000
Services, maintenance and other	14,633,000	2,469,000	8,000	17,110,000	—	17,110,000
Intersegment revenue	481,000	133,000	—	614,000	(614,000)	—

Total revenue	23,590,000	4,331,000	8,000	27,929,000	(614,000)	27,315,000
Interest income	171,000	—	—	171,000	—	171,000
Interest expense	17,000	—	—	17,000	—	17,000
Depreciation and amortization	489,000	64,000	—	553,000	—	553,000
Income tax expense (benefit)	(205,000)	3,000	—	(202,000)	—	(202,000)
Segment income (loss) before income taxes	1,623,000	(460,000)	6,000	1,169,000	—	1,169,000
Segment net income (loss)	1,828,000	(463,000)	6,000	1,371,000	—	1,371,000
Total segment assets	15,648,000	3,088,000	87,000	18,823,000	(4,577,000)	14,246,000
Expenditures for long-lived assets	157,000	7,000	—	164,000	—	164,000

Year ended January 31, 2005	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,050,000	$2,125,000	$—	$10,175,000	$—	$10,175,000
Subscription fees	894,000	36,000	—	930,000	—	930,000
Services, maintenance and other	14,467,000	2,795,000	—	17,262,000	—	17,262,000
Intersegment revenue	447,000	202,000	—	649,000	(649,000)	—

Total revenue	23,858,000	5,158,000	—	29,016,000	(649,000)	28,367,000
Interest income	182,000	5,000	—	187,000	—	187,000
Interest expense	12,000	—	—	12,000	—	12,000
Depreciation and amortization	596,000	17,000	—	613,000	—	613,000
Income tax expense	83,000	12,000	—	95,000	—	95,000
Segment income (loss) before income taxes	2,132,000	(384,000)	—	1,748,000	—	1,748,000
Segment net income (loss)	2,049,000	(396,000)	—	1,653,000	—	1,653,000
Total segment assets	16,892,000	3,690,000	—	20,582,000	(3,087,000)	17,495,000
Expenditures for long-lived assets	425,000	45,000	—	470,000	—	470,000

Optio’s European operations generated revenue from licenses, subscription fees and services to customers, excluding intersegment revenue, of $5.0 million in the year ended January 31, 2005, representing 17% of total revenue, compared to $4.2 million in the year ended January 31, 2004, representing 15% of total revenue and compared to $4.0 million the year ended January 31, 2003, representing 15% of total revenue.

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

Industry

Organizations are increasingly being driven to enhance the cost-effectiveness of their existing systems and overall productivity of the organization by sharing vital business information, in the proper format, with the proper users. Their objective is to improve the efficiency of mission-critical business processes such as procurement, manufacturing, warehousing, shipping, invoicing and collections, patient registration and billing, and patient care. This objective can be met by enhancing the form, content, distribution and availability of documents and content that enable these processes, thus reducing their cost and complexity and improving overall efficiency. To achieve these objectives, organizations must deliver focused, business-ready information derived from a multitude of sources across the enterprise, to employees, customers, suppliers and strategic partners. In addition, many organizations are embracing e-business to enhance their productivity and cost-savings. Organizations are attempting to maximize the value of their business processes by using the Internet to conduct business electronically and reach a large number of geographically dispersed users across the extended enterprise. Some examples of e-business applications include the electronic distribution of information related to the procurement of goods and services, presentation of bills and collection of payments over the Internet and the viewing of reports and other company information utilizing web browsers. Specifically, this environment has created the need for a comprehensive software solution that gathers information on a real-time basis from multiple sources, including enterprise, healthcare, legacy and custom applications, external databases and files; enhances the information to improve its suitability for business purposes; customizes and formats the information to meet business objectives; provides timely and reliable delivery of the information formats to the appropriate destinations, including the Internet, e-mail, printers, faxes and wireless devices; and provides a universal, web-enabled access point for all documents and information. Most business relationships pair buyers and sellers, providers and consumers, and care givers and patients in a series of interactions or transactions over a period of time. As a result these parties tend to exchange information in the form of documents and this has created the need for solutions that will accept documents created by other organizations, scan and capture their image, extract relevant data and integrate it into a company’s enterprise systems.

These needs have created a market for software that performs cost effective management of the transformation and delivery of information from various enterprise computing systems. The Gartner Group (“Gartner”) defines the markets that provide software solutions described above as the Distributed Output Management (“DOM”) Market and the Integrated Document Archive and Retrieval Systems (“IDARS”) Market. Gartner forecasts these two market segments will converge by the end of 2005. Gartner described DOM and IDARS as part of a more comprehensive market that is known as the Content Management (“CM”) Market. On March 11, 2005, Gartner further noted that they believed that IDARS will cease to be a stand-alone market and will become an integral component of a CM suite by 2007. The Meta Group stated in a report dated January 7, 2004 that this same market, which they call Enterprise Content Management (“ECM”) will grow to $9.3 billion (software and services) by 2007. This represents a compound annual growth rate of 15%.

Further research conducted by the Company through its Customer Advisory Board (“CAB”) indicates that extending the current solution set to manage more of the documents and business processes (e.g. inbound and outbound documents relating to procurement processes) would be of value. This approach, which is known collectively as business process management, is a further extension of the Content Management market and per International Data Corporation’s figures quoted in a May 2004 article in Information Week, grew to over $1 billion dollars in 2004; a growth rate of more than 100%.

Technology

Optio’s suite of products is used to enhance business critical documents and information, their subsequent distribution and the integration of corresponding documents received from other organizations into an organization’s business processes. It provides an organization’s systems and applications with the ability to share information, transfer documents and conduct business transactions with customers, suppliers and employees, in the proper format, with the appropriate content and at the time and location required. Optio’s software contains components for: communicating with Optio’s visual design software; collecting, transforming, and routing information from other enterprise application programs or databases; performing calculations and other types of data transformations; formatting the information into human-readable documents, e-business documents or database transactions; distributing information to a wide variety of digital destinations including web servers, fax servers, e-mail servers, alphanumeric pagers, printers, document archives and e-commerce application servers; maintaining and executing recipient specified rules for information notification and document delivery; and securely controlling the distribution and processing of information between multiple computers within the same network and over the Internet.

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

Certain components of Optio’s technology have been developed by other manufacturers. In some cases, these other manufacturers, known as Original Equipment Manufacturers (“OEM”), have granted Optio a license to embed their technology within Optio’s products for re-licensing to end-users. In other cases, Optio has a value-added reseller agreement in place, which allows Optio to resell the manufacturer’s product as a part of Optio’s own solution set. These agreements provide for a minimum two or three-year contractual commitment; however, the contract may be terminated by either party thereafter with ninety days written notice. Termination of these agreements could have a material impact upon Optio’s product offerings, strategic initiatives and results of operations.

Technical Advantages

Optio’s technology provides customers with the following advantages:

•	Transparency. Optio’s technology works with the existing hardware/software infrastructure and business processes of an enterprise and is transparent and non-intrusive to the user.

•	Preservation of Application Business Logic. Enterprise applications use many business rules to validate and control business information. Optio’s software works directly with the information produced by the execution of these business rules, which preserves the value and integrity of the original application business logic and security, and maintains the consistency of the information.

•	Ability to Work With Time Sensitive Data. Optio’s software works with business data as it is generated, not only after it has been stored in a database. Applications can therefore process time sensitive information much more effectively, getting the right information to the right person at the right time.

•	Powerful Language. Optio’s proprietary Document Customization Language, the programming language that allows for documents or other output to be customized to the user’s needs, enables Optio’s software to address many complicated business information processing problems requiring large volumes of data. This same language allows Optio’s software to address many problems in the areas of e-business and information delivery that other programming languages and application servers cannot.

•	Ease of Use. The visual design approach used by Optio DesignStudioTM harnesses the power of Optio’s Document Customization Language and puts it into the hands of less technical users without limiting access to the power of our technology.

•	Scope of Solution. Optio’s software can handle a wide variety of information sources, document formats and digital destinations, without requiring third party software.

•	Secure Internet Architecture. Optio’s software utilizes custom developed technology built on industry standards that allows our software to securely distribute and control the processing of information on the Internet.

Strategic Initiatives

Optio’s objective is to be a global innovator and leading provider of solutions that transform and exchange vital business information. Optio is dedicated to helping our customers achieve long term success by reducing the cost and complexity of their document-centric business processes while extending the value of existing technology investments. To achieve these objectives, Optio intends to:

•	Continue the Expansion to Solutions that Optimize an Organization’s Document-Driven Processes. In fiscal year 2004, Optio set forth its strategy to expand from managing output only, to managing the lifecycle of transactional documents. This meant that Optio might expand its product offering from products that enhance the flow of information from systems to people, to products that enhance the flow of information between systems and people. In other words, improved document formats and distribution may no longer be the sole intended result. Instead, documents may become interactive; presenting, collecting and validating information with the user. During fiscal year 2004, Optio introduced its Optio Imaging Solutions, just one example of how Optio has broadened its integrated solution to include features and functionality that enhance an organizations ability to manage documents. Optio may continue to expand its products to deliver high-value document driven features and functionality.

•	Build Upon the Subscription-Based Revenue Model in our Healthcare Market. With the purchase of VertiSoft in August 2004, Optio acquired a subscription-based revenue model requiring customers to pay monthly fees over multi-year contracts, providing a more stable revenue recognition pattern. Optio may offer this subscription-based contract model for all of its healthcare products in an attempt to drive the subscription-based revenues in this market.

•	Continue to Strengthen our Healthcare, European, and Indirect Revenue. One of Optio’s strategic objectives in previous years was to re-energize our healthcare market. The introduction of Optio’s MedExTM suite of products enabled Optio to increase its healthcare license sales in fiscal year 2004 to approximately 30% of Optio’s total domestic revenues from 20% of Optio’s total domestic revenues in fiscal year 2003. In fiscal year 2005, Optio acquired VertiSoft, adding QuickRecord, a web-enabled product allowing access for all patient documents and information whether they originate as printed documents, online forms, scanned documents or data streams. Optio believes that by continuing to provide enhancements to our existing products, broadening our product base either through acquisition, development or partnering, and focusing on improvements in sales execution, we may continue to strengthen our healthcare market.

Additionally, during fiscal year 2004, one of Optio’s initiatives was to extend our US relationships with certain strategic partners to our European subsidiary. In doing so, our European revenues grew from 15% of total revenues in the year ended January 31, 2004 to 17% of total revenue in the year ended January 31, 2005. Optio believes that continuing its efforts in extending these partner relationships will aid in the growth of our European revenues. Finally, Optio believes that by continuing to manage and develop our reseller and other strategic partner relationships, we may strengthen our indirect revenue.

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

In each case, Optio’s customers may purchase the entire suite or may purchase one or more of the software products that make up the suite. Typically, customers buy either Optio e.ComIntegrate or Optio MedEx as well as one or more other components of the applicable suite. The Optio e.ComIntegrate solution sets are geared to companies of different sizes, with varying functional needs across industries. Optio offers tiered solution sets that include Optio’s server technology, Optio e.ComIntegrate, and design tool, Optio DesignStudio, along with services and training to implement the solution. As advanced functions are required, customers can add support for XML, double-byte characters and presenting documents and reports to the web. Other components of the suite of products may include OptioFaxTM, our fax server product; Optio e.ComPresent, our web accessible document repository; Optio Print Manager, our application providing assured delivery and printer definition management; and Optio Imaging Solutions, our intelligent data capture, image and archive solution. Most of the revenue derived from the enterprise suite is attributable to Optio e.ComIntegrate, and most of the revenue derived from the healthcare suite is attributable to Optio Medex.

The Optio Enterprise Suite

Optio e.ComIntegrate®	Optio’s e.ComIntegrate is the foundation of the Optio Enterprise Suite and it provides the software infrastructure to enable business-to-business transformation, and distribution of critical information. It builds on the strength of Optio’s core technologies. Customers can add additional modules such as inbound and outbound processing of XML, enabling organizations to integrate operations and participate in e-marketplaces utilizing XML dialects such as CBL, cXML or ebXML, Double-Byte languages and Binary Large Object (“BLOB”). Organizations seeking to XML-enable their existing applications can map standard purchase orders, invoices, and shipping advice documents without requiring enterprise application modifications.

OptioDCS™	OptioDCS is the precursor to Optio e.ComIntegrate and it provides the baseline capabilities for the creation of documents from application print streams. It captures information from enterprise, legacy and other applications by monitoring transactions and output such as print streams. It then performs calculations and other data transformations, formats business information and delivers it to printers, fax servers, e-mail servers, web servers, document archives and e-commerce servers. This product serves our reseller base of customers only, and targets customers needing reduced functionality.

Optio e.ComPresent™	E-business software that provides secure, browser-based presentation of customized information. Information can be grouped in pre-defined or user-specified folders for easy access. All information is fully indexed and supports familiar Internet search techniques. Users are alerted to the publication of new or updated information with subscription-based notifications that arrive via e-mail, pager, fax or printer. Optio e.ComPresent facilitates the delivery of customized information to support e-business initiatives like report distribution, information portals, online bill presentment and self-service applications.

Optio DesignStudio™	Windows based software that allows users to model the map of information from applications, databases and files, create business rules and conditional logic to automate processing of the information, and then model the network of destinations to which the information is delivered. The Optio Products Suite then processes, in real time, the design files it creates.

OptioFax™	Software that transmits and receives information using electronic fax standards and protocols to support business requirements for distributing enterprise information.

OptioReprint™	Software that allows the user to browse, view and reprint recently submitted print jobs. OptioReprint allows you to quickly and easily reprint a document, set of documents or portion of a document to any printer without reconfiguring or returning to the original application.

Optio Print Manager™	Provides reliable delivery of business critical documents and information across the entire enterprise printing infrastructure. In addition, it allows for the management of the printing infrastructure, load balancing of print jobs, provides failover capability and measures the performance of the print assets from a central management console.

Optio Imaging Solutions™	Automatically reads, indexes and extracts information – including table and line item data - from even unfamiliar, unstructured or semi-structured documents and business correspondence; then automatically indexes and stores images in a centralized, web-accessible archive.

Optio Enterprise ProcessPACKS	Substantially complete generic document templates for common forms such as purchase orders and checks, which facilitate the design of the information customization and delivery requirements for popular enterprise resource planning (“ERP”) applications like Oracle, QAD, PeopleSoft and others.

The Optio Healthcare Suite

Optio MedForms™	Forms the foundation of the Optio Healthcare Suite and is targeted to meet the specialized requirements of healthcare enterprises. It captures information from healthcare information systems by monitoring transactions and output such as print streams. It then performs calculations and other data transformations, formats patient, clinical, diagnostic and business information and delivers it to printers, fax servers, e-mail servers, web servers and document archives.

Optio MedEx™	Built on the foundation of Optio MedForms, but includes the HIPAA-SmartTM Technology which securely routes documents based on HL7 messages to various devices, and addresses HIPAA concerns such as audit logging, content filtering, and patient privacy and confidentiality. It also provides routing, reorganization and reproduction of healthcare information on demand, allowing users throughout a healthcare organization to quickly and easily generate patient documents without expensive embossers or preprinted labels, and provides temporary storage and access to patient information when primary healthcare systems are inoperative or unavailable.

Optio QuickRecord Intelligent Hub™	Consolidates documents into a logical view by patient for shared access throughout the enterprise. It also provides modular capabilities for accessing, delivering and completing the patient record — providing the basis for a complete composite patient view.

Optio QuickChart®	Intranet and remote access via the Internet. Give physicians and caregivers secure 24/7 self-service to all patient documents.

Optio QuickDelivery™	Automated document delivery of critical documents to point of need.

Optio QuickScan™	Desktop imaging for scanning paper documents.

Optio QuickSign™	Electronic signature authentication for physicians.

Optio e.ComPresent, Optio e.ComIntegrate, OptioFax, OptioReprint, Optio Print Manager, Optio Imaging Solutions	Equivalent in functionality to that listed for the Optio Enterprise Suite, but targeted to the healthcare market.

Optio Healthcare ProcessPACKS	Substantially complete generic document templates for common functions which facilitate the design of the information customization and delivery requirements for specific areas of healthcare operations such as Admissions, Discharge and Transfer, Patient Accounting and Business Office and Diagnostic Clinic.

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

Optio employs its own staff of consultants, systems analysts and technical personnel devoted to assisting customers in all phases of systems implementation, including evaluation, planning and design, customer-specific configuring of modules and on-site implementation or conversion from existing systems. In addition, Optio utilizes third party consultants, such as those from major systems integrators, to assist in certain implementations. During the years ended January 31, 2003 and 2004, Optio focused on higher utilization rates of its internal employees, allowing the company to reduce its internal consulting services staff to 15 employees from 33 in fiscal year 2002. For the year ended January 31, 2003, Optio outsourced approximately 50% of its services business, a trend that continued into the year ended January 31, 2004. During the year ended January 31, 2005, Optio continued to reduce its internal consulting staff to 12 employees. In addition, select employees within the consulting services organization were given opportunities elsewhere within the company, requiring us to rehire their positions and train the new employee. This required us to increase our use of outsourcers during fiscal year 2005. Separately, seven additional employees are dedicated as training staff for internal, customer and partner training, as well as to developing curriculum materials for training programs.

In September 2004, Optio announced the introduction of Rapid Document Design (“RDD”), a new toolkit that allows Optio’s consulting services personnel to streamline and accelerate implementations by allowing organizations to quickly deploy high volumes of documents. Optio’s RDD facility enables organizations to leverage their investment in existing forms and documents by converting them directly into granular, editable documents for use in Optio DesignStudio. RDD can utilize both electronic documents created by applications such as Microsoft Word or existing printed documents that can be scanned in and automatically converted. RDD may effectively reduce document layout times by up to 90 percent.

Maintenance

Optio offers a comprehensive maintenance program that provides customer telephone support, as well as timely software updates and designated upgrades offering increased functionality and technology advances. Optio offers these services for a fee equal to a percentage of the current software license fee per annum. As of January 31, 2005, a majority of Optio’s customers had subscribed to the comprehensive maintenance support program. However, for customers who pay on a subscription basis, the maintenance fee is included in their subscription payment.

Research and Development

Overview

To maintain Optio’s competitive position, Optio must continually enhance its current products and introduce new features or functionality to address customers’ needs to make document and output management more efficient and cost effective. Product development activities for the year ended January 31, 2005 were focused on (i) enhancements and functional improvements to Optio’s MedEx product, (ii) a new release of Optio Print Manager, version 2.0, (iii) the introduction of the Optio XML Solution Kit, (iv) a new release of Optio e.ComPresent, (v) the re-architecture of Optio’s core design and platform technology, the foundation of its products, (vi) a new release of the QuickRecord Suite and (vii) the continued integration of Optio’s products with international ERP vendors. During the year ended January 31, 2005, Optio spent $4.6 million, or 16% of revenues, on research and development activities, an increase from the $4.1 million, or 15% of revenues, spent in the prior year. Optio has estimated that during the year ended January 31, 2005, personnel time spent on the above projects, and thus the associated percentage of the total $4.6 million spent on research and development, was divided as follows: 8% allocated to the improvements of Optio e.ComPresent; 54% allocated to the modification and improvements to Optio’s core technology; 2% to the continued integration of Optio’s products with ERP vendors; 22% allocated to enhancements to Optio MedEx; 1% allocated to the introduction of version 2.0 of Optio Print Manager; 11% allocated to a new release of the QuickRecord Suite; and 2% allocated to the introduction of Optio XML Solution Kits.

Current development projects as of January 31, 2005 include (i) continuing enhancements to MedEx that include key customer features and performance improvements, scheduled for release in the second quarter of 2006, (ii) a QuickRecord release which includes community health record initiatives, scheduled for release in the third quarter of 2006, (iii) an e.ComPresent release including enhanced features and improvements, also scheduled for release in the second quarter of 2006, (iv) the next generation of DesignStudio and e.ComIntegrate using the re-architected core technology, scheduled for release in the fourth quarter of 2006 and (v) continued integration of Optio’s products with international ERP vendors.

All of Optio’s research and development employees are located in the US. The products sold by Optio are developed in the US and distributed to Optio’s foreign segments for resale.

Future Product Development Activities

In addition to completing the current development projects discussed above, product development activities for fiscal year 2006 and following are focused on supporting Optio’s strategic initiatives. In general, Optio intends to offer new features focused on improving business processes, partner alignment and seamless integration with partners, creating application transparency.

A major initiative for the year ending January 31, 2006 is the release of the re-architected core and design platform technology, allowing for greater ease of integration of features across Optio’s products and platforms, expansion of the Optio Imaging Solutions, and the release of new versions of both of Optio’s primary healthcare products, Optio MedEx and Optio QuickRecord. Finally, Optio will continue to produce maintenance releases to repair software defects, to modify products to accommodate changes to partner software design or to upgrade vendor supported application programming interfaces.

Retirement

In the future, Optio intends to no longer offer or support certain older versions of our existing products and the operating systems on which they operate. Optio is in the process of developing migration paths for our customers on these products and intends to retire certain products once the migration path is defined and communicated to our customer base.

Sales and Marketing

During the year ended January 31, 2005, approximately 74% of Optio’s software revenue was generated through Optio’s direct sales force, compared to 69% in the year ended January 31, 2004. Optio had 32, 37 and 36 US sales representatives and sales support staff as of January 31, 2003, 2004, and 2005, respectively. Optio’s US sales representatives are divided into teams that:

•	directly market to potential customers based on geographic regions in the manufacturing, retail and distribution industries, as well as other market segments;

•	directly market to potential customers in the healthcare industry; and

•	sell to resellers and distributors.

Optio’s international sales organization, focused on Europe, was composed of 8, 10, and 11 sales representatives as of January 31, 2003, 2004 and 2005, respectively.

The percentage of Optio’s license revenues generated through its worldwide reseller network decreased in the year ended January 31, 2005 to 26% of total revenues, from 31% of license revenue in the year ended January 31, 2004. This decrease was primarily the result of contracts with a smaller average sales prices through Optio’s healthcare resellers during the fiscal year 2005.

Optio’s marketing activities during the year ended January 31, 2005 were principally focused on trade shows and webinars where we were able to demonstrate our products and their capabilities. Other marketing processes included direct mail and electronic media campaigns as well as distribution of product brochures and other literature to inform new and existing customers about our new product offerings.

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

Independent Software Vendor/Value-Added Reseller Relationships. Optio has relationships with resellers that market and resell Optio’s software as a component of their own solutions and who often provide software-related education, implementation and customization services as well. These resellers have their own software solutions that typically address a specific market sector and utilize Optio’s software to enhance the functionality of their own solution. Optio’s software is sold along with their own solutions under the Optio brand name. Optio’s major value-added resellers include Daly.Commerce, Inc., Epicor, SunGuard Pentamation Inc. and Strategic Information Group. During fiscal year 2005, Optio and McKesson Corporation, who had been Optio’s largest healthcare reseller, terminated their relationship, subject to a twelve month termination period; however, this termination is not expected to have a significant impact on Optio’s revenues.

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

Referral Relationships. Optio has established relationships with over 30 partners including QAD, Inc., Carolina System Solutions, Inc. and Appshop, Inc. to refer prospects to Optio that may have an interest in licensing Optio’s solution. As part of a defined process, Optio validates that it is not currently working with that prospect and if Optio secures a licensing agreement with that prospect within a fixed period of time, Optio will pay a referral fee to the referring partner.

Implementation Relationships. Optio has active relationships with 10 consulting organizations to provide value added services that assist customers in implementing Optio’s software. Optio trains and tests these organizations’ consultants to install and use Optio’s software and certifies them once they have demonstrated their proficiency in delivering complete solutions that meet the needs of the customers.

Vendor Relationships. Optio has relationships with major ERP and healthcare software vendors where Optio has demonstrated that its solutions are compatible with their applications and provide complimentary functionality. These vendors include Oracle Corporation, QAD, Inc. and SAP. In most cases, Optio’s products are certified as to their compatibility with these vendors. As a result, these vendors will include descriptions of Optio products’ key features and benefits in their directories that are published periodically and on their web sites. Optio can also feature the vendors’ logos in its advertising and promotional materials and participate in vendor sponsored trade shows, marketing programs and other events. In the past, these vendor relationships have resulted in significant revenues and Optio expects that they will continue to do so in the foreseeable future.

Customers

Optio’s customers consist of enterprises across a broad spectrum of industries; however, healthcare, manufacturing, retail and distribution customers represent approximately 60% of Optio’s customers. Other customer industry types include technology, banks, financial institutions and the public sector. As of January 31, 2005, Optio licensed its products for use by more than 5,000 customers.

No single customer accounted for 10% or more of Optio’s total revenue during the years ended January 31, 2003, 2004 or 2005.

Competition

The market for Optio’s software and services is intensely competitive, quickly evolving and subject to rapid technological change. Management expects competition to intensify in the future. Optio’s potential competitors vary in size and in the scope and breadth of the products and services offered. Our potential competitors fit into three separate categories. The first is custom software developers. The second is comprised of distributed output management, imaging or print management solutions from organizations such as Adobe Systems Incorporated, AFP Technology (Formscape), Bottomline Technologies, The Hewlett Packard Company, StreamServe, McKesson Corporation, Standard Register, Cypress Corporation (now owned by ASG Software Solutions), FormFast, and Evergreen. Lastly, the ERP or healthcare software vendor partners with which Optio typically partners may enhance their own software products to include functionality currently handled by Optio, thus directly competing with Optio.

Some ERP vendors have begun to recognize their end-users’ requirement for better output from their ERP applications. Thus, select ERP vendors have begun to include minimal functionality to address their customer needs and now compete with Optio’s core technology. This has put pressure on Optio to expand our offerings to address the full range of business process solutions and document management, as opposed to simply output management, which we believe is a differentiating factor.

Management believes that Optio is differentiated relative to its competitors due to its software’s ability to combine capabilities including information customization, distributed output management, information integration and exchange, print management, imaging and e-business enablement to one integrated solution. Management believes that, to the best of its knowledge, none of Optio’s competitors provides all of this functionality in a single integrated solution. Management believes that Optio also competes on the basis of its software’s ability to operate across multiple operating systems. With respect to the Optio Healthcare Suite, management believes that Optio compares favorably with its competitors because Optio offers a vertically oriented solution to address the needs of the healthcare marketplace, including new HIPAA regulation concerns.

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

Intellectual Property

Optio distributes its products under software license agreements, which generally grant clients perpetual or subscription-based licenses to use, rather than own, Optio’s products. These licenses contain various provisions protecting our ownership and the confidentiality of the underlying technology. The majority of Optio’s software products are protected from unauthorized use through electronic activation keys tied to the system on which the software is licensed to operate. The source code, or the intellectual property underlying Optio’s software, is protected as a trade secret and as unpublished copyrighted work.

Optio protects its proprietary rights by relying on copyright, trade secret, trademark, confidentiality procedures and contractual provisions. Some of Optio’s software, documentation and other written materials are protected under the federal copyright law. Optio has registered “Optio” and its accompanying logo, as well as its products’ names such as “Optio e.ComIntegrate” as trademarks in the United States and in certain countries in which Optio sells its products. Optio has used the “Optio” trademark in the European Economic Community since 1997, but has not registered the mark there, although an application has been filed. During 1999, Optio was made aware of an EEC registration of a mark similar to Optio’s which was filed after Optio began using the mark. Two oppositions have been filed against Optio’s attempt to register the mark in the EEC. No assurance can be given that Optio will be able to register the “Optio” mark in these markets or that the existing EEC registration or United Kingdom use will not ultimately have an adverse effect on Optio’s ability to use its “Optio” marks in those markets. Optio also relies on trade secret laws of the State of Georgia and the states in which it does business to protect its software designs and other proprietary information. In addition, non-disclosure agreements contained in employment contracts protect Optio’s proprietary information from disclosure by current and former employees.

Optio has not applied for any U.S. patents, however, it did acquire a patent in the acquisition of VertiSoft, patent number 5,437,024, which relates to a method for distributing reports. It is possible that Optio may not develop proprietary products or technologies that are patentable, that any patent issued to Optio may not provide Optio with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

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

Employees

Optio had 145, 153 and 167 employees as of January 31, 2003, 2004 and 2005, respectively. No employees are covered by any collective bargaining agreements. Optio considers its relationships with its employees to be good.

Executive Officers of the Registrant

As of the date of this report, the executive officers of Optio and certain information about them are as follows:

Name	Age	Position
C. Wayne Cape	51	President, Chief Executive Officer and Chairman of the Board of Directors
Paul O’Callaghan	49	Senior Vice President of Sales
Terry Kraft	51	Senior Vice President of Technical Services
Steve Kaye	52	Senior Vice President of Marketing and Product Management
Donald French	55	Senior Vice President of Research and Development
Daryl G. Hatton	43	Chief Technology Officer
Caroline Bembry	34	Chief Financial Officer

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

Paul O’Callaghan has served as Senior Vice President of Sales since February 2003. He also previously held this position from May 2001 to July 2001. Prior to joining Optio, from June 2000 to May 2001, Mr. O’Callaghan served as SVP Sales and Services for Idapta, Inc., a B2B solutions company providing electronic trading exchanges to major consortium organizations. From 1998 to 2000 Mr. O’Callaghan was Vice President of Sales for startup XACCT

Technologies, which delivered internet-based, IP mediation software solutions to telecommunications industry leaders. Mr. O’Callaghan has also served in senior executive positions with Cisco Systems, IMNET Systems and Network Systems Corporation.

Terry Kraft has served as Senior Vice President of Technical Services since February 2005. From November 2001 to February 2005, Mr. Kraft served as the Senior Vice President of Product Development of Optio. Prior to joining Optio, Mr. Kraft served as Vice President and General Manager for the Wireless and Calling Card Division of Glenayre Technologies, Inc. from 1998 to 2001. From 1997 to 1998, Mr. Kraft served in a key technology and management role with Comverse Network Systems, Inc., an enhanced voice application services company.

Steve Kaye has served as Senior Vice President of Marketing and Product Management since January 2004. From July 2003 to January 2004, Mr. Kaye served as Senior Vice President of Marketing. Since September 2002 and prior to joining Optio, Mr. Kaye served as a consultant to various public and private companies. From November 2000 until September 2002, Mr. Kaye was employed by Lombardi Software, Inc., as Vice President of Global Alliances. From May 1999 until November 2000, Mr. Kaye served as Senior Vice President of Marketing and Business Development for Optio. From February 1998 until April 1999, Mr. Kaye served as Vice President of Marketing for Softlab, Inc. Previously, Mr. Kaye served in executive positions with KnowledgeWare and Deloitte Consulting.

Donald French has served as Senior Vice President of Research and Development since February 2005. Previously, Mr. French served as the Company’s Senior Vice President of Product Development – Healthcare Products from August 2004, when he joined the Company with the acquisition of VertiSoft. Mr French was the founder and president of VertiSoft in 1988, a healthcare pioneer in clinical document management systems. Prior to that, Mr. French founded Epic Development, a company based upon the concept of streamlining information access and distribution for physicians and hospital administrators. Mr. French originally became involved in healthcare solutions as the founder of FMG Corp., established in 1978. Prior to establishing FMG Corp., he was instrumental in developing the Tandy TRS-80 microcomputer, as well as other software and hardware for Radio Shack.

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

Optio leases all of its properties with remaining terms between one and two years. Management believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

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

On April 8, 2003, a lawsuit styled Donald K. Dunaway v. Optio Software, Inc. was filed in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida. Optio removed the lawsuit to Federal District Court in the Middle District of Florida, Orlando Division. The complaint was filed by a former employee of Optio claiming that he was entitled to certain unpaid commissions earned while employed at Optio. The plaintiff was seeking compensatory, actual, special and consequential damages as a result of Optio’s alleged actions, as well as reimbursement of plaintiff’s attorney’s fees, prejudgment interest and the costs of the action. The lawsuit was settled on January 15, 2004 for approximately $86,000. Optio recorded the settlement in its financial statements for the year ended January 31, 2004.

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in the Company’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. The completion of the settlement is subject to a number of conditions, including Court approval. The Court preliminarily approved the settlement on February 15, 2005, subject to certain modifications which are currently pending approval by the defendants. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action. Optio may still have yet undetermined exposure to the underwriters pursuant to indemnification provisions in the underwriting agreement entered into at the time of the initial public offering. Under the guaranty, all the insurers for all the issuers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On December 15, 1999, Optio’s common stock began trading on the Nasdaq National Market under the symbol “OPTO” until June 19, 2002, when Optio’s common stock began trading on the Nasdaq SmallCap Market. Effective January 8, 2003, Optio failed to meet the qualifications for listing on the Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board under the symbol “OPTO.OB”. On April 15, 2005, the closing price of the common stock on the Over-the-Counter Bulletin Board was $1.12.

The following table reflects the range of high and low sale prices of Optio’s common stock by quarter, for the two most recent fiscal years. Bid prices reflect inter dealer prices without retail mark-up, mark-down or commissions.

	High	Low
Quarter Ended January 31, 2005	$1.44	$1.05
Quarter Ended October 31, 2004	$1.31	$0.80
Quarter Ended July 31, 2004	$1.60	$1.10
Quarter Ended April 30, 2004	$1.85	$1.24
Quarter Ended January 31, 2004	$1.53	$1.05
Quarter Ended October 31, 2003	$1.45	$0.75
Quarter Ended July 31, 2003	$0.95	$0.38
Quarter Ended April 30, 2003	$0.49	$0.30

Holders

As of April 15, 2005, there were approximately 110 holders of record of Optio’s common stock.

Dividends

Optio did not pay any dividends during the years ended January 31, 2003, 2004 or 2005. Optio intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes and does not anticipate paying any cash dividends on its common stock for the foreseeable future. In addition, Optio’s line of credit contains a covenant that prohibits the payment of dividends.

Recent Sales of Unregistered Securities

None.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial data of Optio. The selected financial data should be read together with the financial statements and related notes and the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data as of and for the years ended January 31, 2001, 2002, 2003, 2004 and 2005 have been derived from the audited financial statements of Optio.

	Year Ended January 31,
	2001	2002	2003	2004	2005 (a)
Statement of Operations Data (in thousands, except per share data):
Revenue:
License fees	$14,031	$12,592	$10,445	$10,205	$10,175
Subscription fees	—	—	—	—	930
Services, maintenance and other	16,282	18,228	17,379	17,110	17,262

Total revenue	30,313	30,820	27,824	27,315	28,367
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	607	519	549	436	650
Services, maintenance and other	12,178	10,395	7,808	6,358	5,891

Total cost of revenue	12,785	10,914	8,357	6,794	6,541
Operating expenses:
Sales and marketing	17,235	15,915	12,821	9,448	10,957
Research and development	4,392	4,487	4,278	4,078	4,616
General and administrative	5,803	7,626	6,962	4,572	4,120
Impairment of M2 note receivable	—	—	—	900	—
Depreciation and amortization	1,113	1,417	920	553	613

Total operating expenses	28,543	29,445	24,981	19,551	20,306
Income (loss) from operations	(11,015)	(9,539)	(5,514)	970	1,520
Other income (expense):
Interest income	973	273	233	171	187
Interest expense	(30)	(103)	(51)	(17)	(12)
Write-down of ec-Hub investment	—	(2,209)	—	—	—
Other	42	(154)	44	45	53

Income (loss) before income taxes and loss from discontinued operations	(10,030)	(11,732)	(5,288)	1,169	1,748
Income tax expense (benefit)	339	15	(578)	(202)	95

Income (loss) from continuing operations	(10,369)	(11,747)	(4,710)	1,371	1,653
Loss from discontinued operations	(4,739)	(16,679)	(132)	—	—

Net income (loss)	$(15,108)	$(28,426)	$(4,842)	$1,371	$1,653

Income (loss) per share from continuing operations – basic	$(0.59)	$(0.64)	$(0.25)	$0.07	$0.08

Income (loss) per share from continuing operations – diluted	$(0.59)	$(0.64)	$(0.25)	$0.06	$0.07

Loss per share from discontinued operations – basic and diluted	$(0.27)	$(0.90)	$(0.01)	$0.00	$0.00

Net income (loss) per share – basic	$(0.86)	$(1.54)	$(0.26)	$0.07	$0.08

Net income (loss) per share – diluted	$(0.86)	$(1.54)	$(0.26)	$0.06	$0.07

Weighted average shares outstanding – basic	17,475	18,419	18,963	19,191	20,097

Weighted average shares outstanding – diluted	17,475	18,419	18,963	21,313	23,544

	At January 31,
	2001	2002	2003	2004	2005
Balance Sheet Data (in thousands):
Cash and cash equivalents	$8,736	$5,378	$3,902	$5,328	$5,433
Working capital (deficiency)	9,837	2,124	(1,560)	1,448	1,474
Total assets	55,838	18,602	14,443	14,246	17,495
Long-term obligations	8,261	224	297	188	92
Shareholders’ equity	35,047	7,254	2,774	4,287	7,927

(a)	Includes the results of operations of VertiSoft since acquisition, for the period August 10, 2004 to January 31, 2005.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this report.

OVERVIEW

Optio is engaged primarily in the development, sale and support of infrastructure software that enhances the form, content, delivery and availability of business critical information. Optio’s primary business consists of providing software and services that address organizations’ needs for document output management, forms automation, print management and imaging solutions in the enterprise and healthcare industries.

Optio markets and sells its software and services throughout the United States and Europe, and in the Asia Pacific region, through its direct sales force and certified resellers. Optio also offers consulting services, which provide customers with implementation assistance and training. As of January 31, 2005, Optio had over 5,000 customers worldwide using Optio’s software and services. No single customer accounted for 10% or more of Optio’s revenue for the years ended January 31, 2003, 2004, or 2005.

Management Summary

For the year ending January 31, 2005, Optio had several strategic and financial goals, including (i) continuing to re-energize our healthcare market, (ii) focusing on key partners to enhance revenues, especially in Europe, Middle East, and Asia (“EMEA”) and in our indirect reseller market, (iii) broadening our integrated solution portfolio via licensing, development or acquisition, and (vi) maintaining a balanced focus on Company profitability and revenue growth.

Optio’s management believes that the consolidation of the large enterprise resource planning (“ERP”) vendors has impacted Optio during the year ended January 31, 2005. Historically, Optio’s primary partners have been J.D. Edwards and Oracle Corporation. During fiscal year 2004, J.D. Edwards, was acquired by PeopleSoft. In an effort to show our continued commitment to this market, Optio obtained its PeopleSoft integration certificate in March 2004. As anticipated, customers in the former J.D. Edwards and PeopleSoft user base, or prospects, were unsettled with the pending acquisition by Oracle, causing continued softness in this market. This consolidation of the ERP vendors caused some uncertainty that tended to delay new purchases and as a result Optio’s domestic direct, new customer sales decreased by approximately $800,000. Conversely, sales to existing customers increased more than $900,000 as a result of the introduction of broader, value-added solutions and the quality of our ongoing relationships.

Optio was able to continue its partner focus, build upon its relationships, and continue to generate revenues in these areas. Optio was able to capitalize on its Oracle marketplace, as well as build upon its relationship with QAD. With continued efforts in the Oracle space, including the installation of Optio’s software in Oracle’s own demonstration center and Optio’s selection by Oracle for its Oracle Partner Financing Initiative, Optio’s revenues from Oracle end-users grew to over 30% of Optio’s domestic license revenues. In addition, in October 2004, Optio announced its addition to QAD’s worldwide solution center, an information center used by QAD’s global sales force. Further, Optio contracted with QAD’s two largest resellers, RCM Technologies, Inc. and Strategic Information Group, to resell Optio’s own products as well.

During the year ended January 31, 2005, Optio continued its efforts in expanding the partnerships enjoyed by our domestic operations, especially with the large ERP vendors, to our EMEA operations. In addition, our EMEA operations focused on partnering with key resellers in the area, especially Germany, to increase revenue. As a result, license revenues from our European operations increased to $2.1 million in the year ended January 31, 2005, from $1.7 million in the year ended January 31, 2004.

Optio introduced Optio MedEx in January 2003, which allowed us to begin the process of re-energizing our healthcare market and improve revenue from our healthcare market in the year ended January 31, 2004, which increased to 31% of total domestic revenues from 20% in the prior year. While healthcare perpetual license revenues declined approximately $900,000 year over year, Optio did focus on improving the overall quality of its healthcare products, installed new sales management and expanded the expertise of its sales team. These actions enabled us to concentrate on expanding our healthcare focus and position us to consider acquisitions and their subsequent integration.

To further address the needs of the healthcare market, Optio acquired VertiSoft Corporation (“VertiSoft”) in August 2004, bringing to Optio a healthcare electronic document management system. Not only did this acquisition supply the technology needed to address healthcare providers’ needs, it also introduced a subscription-based revenue model to Optio’s customers. Under this licensing model, customers pay a monthly subscription fee for the use and support of the software over a multi-year contract, thus providing a reliable and recurring revenue pattern for the Company. Subscription based licensing contracts contributed $930,000 in revenue during the year ended January 31, 2005.

The acquisition of VertiSoft, which provided the healthcare electronic document management system, represents just one example of how Optio broadened its integrated solution during the year ended January 31, 2005. In addition, Optio introduced Optio Imaging Solutions, an intelligent data capture, imaging and archive solution. The introduction of these solutions, along with the introduction of Optio Print Manager during fiscal year 2004, contributed significantly to the revenue growth within our customer base. As mentioned previously, our ability to sell additional products to existing customers allowed Optio to increase revenues to existing customers by $900,000 domestically.

In summary, total revenues remained relatively consistent between the years ended January 31, 2004 and 2005, even though Optio increased revenues in its EMEA operations, increased revenues to its existing customer base and added the VertiSoft subscription-based revenue model. Growth in our installed base, subscription fees and EMEA license revenues were offset by softness in perpetual license fees of healthcare products and new, direct sales to ERP customers. To maintain profitability, Optio has continued to focus on cost control, while beginning conservative, yet prudent, reinvestment in research and development and sales and marketing.

During 2005, Optio began to increase its expenditures in the sales and marketing area and the research and development area in an effort to build for future revenue growth. Sales and marketing expenses increased 16% over the previous year, which included an increase in direct marketing expenses, growth in our EMEA sales organization, especially in Germany, and an increase in marketing personnel. In addition, Optio continued to increase its research and development efforts, especially in regards to products that serve the healthcare market, by adding five of the former VertiSoft employees to its team. Research and development expenses, as a percentage of total revenue, increased to 16% in 2005 from 15% in 2004. Despite these investments, Optio continued to control costs in its general and administrative areas, decreasing its legal, insurance, bad debt and other administrative expenses, allowing it to achieve income from operations of approximately $1.5 million in 2005.

Critical Accounting Policies and Use of Estimates

Optio has identified the following significant accounting policies and estimates that are critical to the understanding of its financial statements.

Revenue Recognition

Overview

The Company’s revenue consists of perpetual license fees of the Company’s software products, maintenance, consulting services, customer training and subscription fees covering the licensing of the Company’s software products and maintenance. The Company generally charges fees for licenses of its software products either based on the number of Central Processing Units (“CPUs”) on which the product is installed or, to a lesser extent, based on the number of persons or hospital beds registered to use the product. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions, and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition.

License Fees

The Company licenses its products through its direct sales force and indirectly through resellers. In general,

software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company enters into reseller arrangements that typically provide for sublicense fees payable based upon a percentage of list price. The Company does not grant its resellers the right of return.

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

Subscription Revenue

The Company also licenses certain of its products in the form of a subscription service contract, typically ranging from three to five years. Subscription revenue, which includes a license of the software product, technical support and future unspecified enhancements to the software product, is recognized on a daily basis over the agreement period.

Services, Maintenance and Other Revenue

Consulting services revenues and customer training revenues are recognized as such services are performed, as they are incidental to the functionality of the software. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related agreement period, generally twelve months. In accordance with Emerging Issues Task Force release 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred, the Company recognizes reimbursable expenses as revenue and as an expense in cost of revenue in all periods presented.

Note Receivable

Optio holds a note from M2 Systems Corporation (“M2 Systems”) as partial consideration for the sale of Muscato and TransLink. Under the terms of this note, M2 Systems was required to make payments of $100,000 each on September 1, 2003 and December 1, 2003 and a payment of $115,000 on June 1, 2004. M2 Systems failed to make these payments on their respective due dates; however, payment was made prior to an event of default. The payments of $115,000 due on September 1, 2004, December 1, 2004 and March 1, 2005, were made when due.

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

On September 15, 2004 Optio notified M2 Systems of certain non-monetary defaults under the M2 Systems Note. M2 Systems disputes these defaults. Optio has not accelerated the indebtedness under the M2 Systems Note and the parties are negotiating to modify the current loan documents to address the alleged defaults by M2 Systems.

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve at varying percentages of 3% to 20%, in its overall allowance for doubtful accounts. Based on management’s best estimate, it believes the Company’s allowance for doubtful accounts is adequate as presented; however, the amount of the reserve could be different under different conditions or using varying assumptions. If the percentage of the general reserve were to increase by 1%, an additional $50,000 reserve would be required. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense included in general and administrative expenses.

Impairment Assessments

Optio adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on February 1, 2002. This standard requires that goodwill no longer be amortized and instead be tested for impairment on a periodic basis.

Pursuant to SFAS 142, Optio is required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. The first stage requires a comparison of the fair value of the reporting unit, in our case, the former VertiSoft business, to its net book value. If the fair value is greater than book value, no impairment is deemed to have occurred. If the fair value is less than book value, then the second stage must be completed to determine the amount, if any, of actual impairment. Optio has selected August 1 as its annual impairment testing date for its goodwill. August 1, 2005 will be Optio’s first annual testing date.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment decisions. In estimating our fair value, we will make estimates and judgments about future revenues and cash flows. Our forecasts will be based upon assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge for all or a portion of the goodwill balance as of January 31, 2005. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured generally using local currencies as the functional currencies, including the British pound and the Euro. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. Optio and its subsidiaries conduct their business locally, thus the effects of changes in foreign currency exchange rates have had a minimal effect on the Company’s results of operations to date.

RESULTS OF OPERATIONS

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended January 31,
	2003	2004	2005
Revenue:
License fees	38%	37%	36%
Subscription fees	—	—	3
Services, maintenance and other	62	63	61

Total revenue	100	100	100

Costs of revenue:
License fees	2	2	2
Services, maintenance and other	28	23	21

Total costs of revenue	30	25	23

Gross profit	70	75	77
Operating expenses:
Sales and marketing	46	35	39
Research and development	15	15	16
General and administrative	25	17	15
Impairment of M2 note receivable	—	3	—
Depreciation and amortization	3	2	2

Total operating expenses	89	72	72

Income (loss) from operations	(19)	3	5
Interest and other income (expense)	—	1	1

Income before income taxes and loss from discontinued operations	(19)	4	6
Income tax benefit	2	1	—

Income (loss) from continuing operations	(17)	5	6
Loss from discontinued operations	—	—	—

Net income (loss)	(17)%	5%	6%

Revenue

Total revenue increased 4% to $28.4 million in 2005 from $27.3 million in 2004 and decreased 2% to $27.3 million in 2004 from $27.8 million in 2003. The increase in revenues in 2005 was primarily the result of the addition of $930,000 in subscription fees acquired with VertiSoft and an increase of $152,000 in maintenance and other fees. The decrease in revenues in 2004 consisted of a $240,000 decrease in license revenue and a $269,000 decrease in services, maintenance and other revenue.

License fees revenue remained consistent at $10.2 million in both 2005 and 2004. License fee revenue decreased 2% to $10.2 million in 2004 from $10.4 million in 2003.

Optio’s license revenues from its European operations increased 23% to $2.1 million in 2005 from $1.7 million in 2004. This increase was primarily the result of Optio’s continued efforts to build upon our existing ERP partner relationships in EMEA and to form new reseller relationships, especially in Germany. Optio’s foreign license revenue for the year ended January 31, 2003 was $1.9 million, representing 18% of total license revenue.

While license fee revenue grew in EMEA during 2005, overall license fee revenues remained consistent from 2004 to 2005. Within Optio’s domestic operations, sales of Optio’s products to new customers were somewhat impacted by the ERP industry consolidation, causing delays in decisions and causing sales to new customers to decline by approximately $800,000. However, sales of newly introduced and additional products to existing customers of approximately $900,000 helped to provide an overall increase in Optio’s ERP license revenues. In addition, Optio’s domestic non-healthcare, indirect partner sales increased by $200,000 in 2005 from 2004. This increase was offset by a reduction in Optio’s healthcare license revenues of approximately $900,000. Healthcare license revenues were negatively impacted due to the turnover of the majority of the members of the healthcare sales team.

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

Revenue from services, maintenance and other increased 1% to $17.3 million in 2005 from $17.1 million in 2004 and decreased 2% to $17.1 million in 2004 from $17.4 million in 2003. While maintenance revenue increased 6% to $11.4 million in 2005 from $10.8 million in 2004 and increased 9% to $10.8 million in 2004 from $9.8 million in 2003, services revenue decreased 7% to $5.9 million in 2005 from $6.3 million 2004 and decreased 17% to $6.3 million in 2004 from $7.6 million in 2003. Optio’s maintenance revenue increased in both 2004 and 2005 due to its continued growth in and preservation of its customer base, coupled with slightly increased maintenance rates. The performance of the services (incidental to the performance of the software), and thus recognition of the revenue, typically follows the license sale by one to three months. Thus continuing slowed license sales in the first three quarters of fiscal year 2004, and to a lesser extent, downward pricing pressure, were the cause of the $1.3 million decline in services revenue in 2004. Optio was involved in large consulting engagements in fiscal year 2004 with specific large integrators, contributing an additional $340,000 to services revenue, thus accounting for the largest portion of the decrease in services revenue between 2004 and 2005. In addition, during 2005, Optio experienced greater ease of implementation for some of its products, requiring less services and slightly reducing services revenue.

Optio added a new revenue source in the form of subscription revenue as a result of the acquisition of VeritSoft in August 2004. For the year ended January 31, 2005, the subscription revenue totaled $930,000.

License fee revenue constituted 36%, 37%, and 38% of total revenue in 2005, 2004, and 2003, respectively. Subscription fees were new in fiscal year 2005 and constituted 3% of total revenue in 2005. Services and other revenue constituted 21%, 23%, and 27% of total revenue in 2005, 2004, and 2003, respectively. Maintenance revenue constituted 40%, 40%, and 35% of total revenue in 2005, 2004, and 2003, respectively. In 2005, with the introduction of subscription fee revenues, license fee revenues and services revenue as a percentage of the total declined, while revenues in total remained constant between 2005 and 2004. Maintenance revenue, however, increasing 6% over the previous year’s revenues, was consistent at 40% of total revenues. In 2004, software license revenue and its associated services revenue as percentages of total revenue decreased as a result of a decline in sales due to a slower economic environment. The composition of the Company’s revenues shifted from license fee and services revenues towards an increased mix of maintenance revenues, as Optio’s customer base grew.

Costs of Revenue

License fees. Costs of revenue from license fees, which excludes depreciation and amortization shown separately and discussed below, increased 49% to $650,000 in 2005 from $436,000 in 2004, and decreased 21% to $436,000 in 2004 from $549,000 in 2003. Royalties paid for the inclusion of other companies’ products within Optio’s products, as well as commissions paid to referral agents, remained relatively consistent between 2003 and 2004. However, in 2004, Optio received a $100,000 credit from one referral agent, thus decreasing the total costs of revenue from license fees for 2004. In 2005, commissions paid to referral agents increased $145,000. This increase was due to a credit of $100,000 applied from the single referral agent in 2004. There was no such credit received in 2005. Royalties paid to Optio’s partners increased $65,000 in 2005 from 2004. Costs of revenue from license fees represented 6% of total license revenue in 2005, 4% in 2004, and 5% in 2003.

Services, Maintenance and Other. Costs of revenue from services, maintenance and other decreased 7% to $5.9 million in 2005 from $6.4 million in 2004 and decreased 19% to $6.4 million in 2004 from $7.8 million in 2003. The costs of outsourcers increased only $50,000 between 2005 and 2004. However, as a result of utilization efficiencies and improvements in product design and training, Optio’s internal headcount for its support department declined during the second quarter of fiscal year 2004, which level it maintained during fiscal year 2005, saving approximately $175,000 in costs. In addition, 2004 includes approximately $200,000 of expense related to the Company’s bonus program, while 2005 does not include any bonus charge, as the Company determined that no bonuses would be paid for fiscal year 2005.

Optio ended 2003 with approximately 50% of its services revenues being generated through outsourcers, a trend which continued into 2004. Even though the use of outsourcers represented 50% of Optio’s revenues in 2003 and 2004, an increase over 2002, services revenues declined significantly in both 2003 and 2004, allowing for the overall cost of outsourcers to decline from $2.1 million in 2003 to $1.4 million in 2004. In addition, Optio downsized its internal consulting and support staff from 43 employees as of January 31, 2003 to 41 as of January 31, 2004. Finally, a decreased headcount allowed for overhead and other general expenses, such as travel expenses, to decrease approximately $500,000 from 2003 to 2004.

Costs of revenue from services, maintenance and other represented 34%, 37%, and 45% of total services, maintenance and other revenue in 2005, 2004, and 2003, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased 16% to $11.0 million in 2005 from $9.4 million in 2004 and decreased 26% to $9.4 million in 2004 from $12.8 million in 2003. In 2005, the increase in sales and marketing expenses resulted primarily from (i) a $150,000 increase in direct marketing expenses such as tradeshows and marketing literature, (ii) increased marketing headcount, increasing salaries by approximately $100,000, (iii) increased commissions and bonuses of approximately $300,000 due to the mix of sales employees qualifying for quarterly bonuses and increased commission rates, (iv) increased consulting fees of approximately $50,000, (v) increased travel and related expenses of approximately $250,000, (vi) severance costs incurred in EMEA of approximately $150,000, resulting from the termination of five employees, (vii) and having Optio’s German sales office open for a full year, contributing an additional $350,000 to expenses.

The decrease in sales and marketing expenses from 2003 to 2004 resulted from (i) reduced marketing projects, (ii) fluctuations in headcount and severance, (iii) reduced travel expenses, (iv) reduced commissions, (v) reduced training expenses, and (vi) the closure of Optio’s Australian office. In 2004, Optio made a significant effort to reduce its marketing expenses. Optio was selective with the number of tradeshows it attended, based upon the return on investment seen in the past with these shows. In addition, Optio further reduced costs by eliminating some advertising space in magazines, reducing the amount of printed literature or video programs based upon need, and implementing lower cost per lead activities such as webinars. Overall, these programs reduced Optio’s marketing costs from $900,000 in 2003 to $670,000 in 2004. While Optio reduced its marketing expenditures overall, it concentrated on lower cost per lead activities, allowing Optio to achieve a greater return on investment with no significant negative impact on revenues. Not until the last quarter of 2004 did Optio begin increasing its marketing expenditures, including increasing its marketing staff.

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

As a result of the reduction in headcount in 2004, coupled with a concerted effort to control expenses, Optio was able to reduce such expenses as travel, training and commissions. Optio reduced travel expenses from $1.4 million in 2003 to $840,000 in 2004, the majority of which relates to the sales and marketing departments. In 2004, Optio also reduced training expenses by approximately $230,000 from 2003. In addition, Optio reduced commission and bonuses for sales from $2.0 million in 2003 to $1.6 million in 2004, as a result of the reduction in headcount, revising the compensation plans and reduced revenues. Finally, Optio was able to achieve incremental savings of approximately $300,000 in 2004 by closing its Australian office.

Research and Development. Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Costs incurred for the research and development of new software products are expensed as incurred until such time that technological feasibility, in the form of a working model, is established at which time such costs are capitalized. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant.

Research and development expenses increased 13% to $4.6 million in 2005 from $4.1 million in 2004 and decreased 5% to $4.1 million in 2004 from $4.3 million in 2003. The increase in research and development expense in 2005 was primarily the result of additional salaries of approximately $450,000, mostly representing the addition of the VertiSoft employees in August 2004. Other research and development expenses related to the addition of the VertiSoft employees increased approximately $50,000. Offsetting this increase, 2004 includes approximately $200,000 of expense related to the Company’s bonus program, while 2005 does not include any bonus charge, as the Company determined that no bonuses would be paid for fiscal year 2005. Finally, in 2005, Optio incurred approximately $120,000 in consulting fees related to the development of future products.

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

Our planned research and development activities for fiscal 2006 are discussed more fully in Part I, Item 1 Business, Research and Development.

General and Administrative. General and administrative expenses decreased 10% to $4.1 million in 2005 from $4.6 million in 2004 and decreased 34% to $4.6 million in 2004 from $7.0 million in 2003. The decrease in general and administrative expenses in 2005 resulted from: (i) reduced legal fees of $250,000, the result of fewer litigation issues, (ii) reduced insurance premiums of $325,000, resulting from the settlement of litigation, the Company’s improved financial performance, as well as other factors, (iii) reduced bonuses, due to the Company making the determination that bonuses would not be paid during 2005, of $100,000, and (iv) reduced bad debt expense of $200,000. These savings were offset by (i) increased salaries of approximately $225,000 as a result of certain executives being on the payroll for the full twelve months of fiscal year 2005, compared to only six months in fiscal year 2004, and (ii) increased costs related to the trip sponsored by the Company for employees meeting certain goals of approximately $100,000.

The decrease in general and administrative expenses during 2004 from 2003 resulted from: (i) reduced legal fees of $600,000 after the settlement of Optio’s Prograde litigation and the proposed settlement of Optio’s shareholder lawsuit; (ii) a reduction of salary expense of approximately $500,000 resulting from the inclusion of a full year’s salary of the Company’s former president, as well as severance charges, while current year salaries only included six months of the Company’s current president, (iii) savings of $161,000 in accounting and auditing fees; (iv) savings of $160,000 in recruiting fees; (v) the exclusion of $180,000 in legal settlements, primarily the settlement of the Prograde litigation; and (vi) savings of over $200,000 in other office expenses between the two periods.

Impairment of M2 Note Receivable. Optio holds a note from M2 Systems as partial consideration for the sale of Muscato and TransLink. During the third quarter of 2004, as a result of M2 Systems failure to make timely payments, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. No such impairment charge was required during the year ended January 31, 2005.

Depreciation and Amortization. Depreciation and amortization expenses increased 11% to $613,000 in 2005 from $553,000 in 2004 and decreased 40% to $553,000 in 2004 from $920,000 in 2003. The increase in 2005 was due to the addition of $208,000 in amortization of intangibles associated with the VertiSoft acquisition, offset by a decrease in deprecation of $150,000 resulting from a greater percentage of Optio’s assets becoming fully depreciated. The decrease in 2004 was due to slowing of capital expenditures and a greater percentage of Optio’s assets becoming fully depreciated. Depreciation and amortization expenses represented 2%, 2%, and 3% of total revenue in 2005, 2004, and 2003, respectively. Amortization expense for the year ended January 31, 2006 is expected to be approximately $325,000.

Interest and Other Income (Expense)

Interest and other income increased 15% to $228,000 in 2005 from $199,000 in 2004 and decreased 12% to $199,000 in 2004 from $226,000 in 2003. Optio earned interest income of $187,000 in 2005, $171,000 in 2004 and $233,000 in 2003, primarily from interest on the M2 Systems notes receivable. Optio incurred interest expense on its capital leases of $12,000 in 2005 and $17,000 in 2004. In 2003, Optio incurred interest expense on its line of credit and capital leases of $51,000.

Income Taxes

The income tax expense of $95,000 in 2005 is largely due to foreign and state taxes that were not sheltered by our available net operating loss carryforwards. At January 31, 2005, the Company had recorded an approximate $20,000 deferred tax liability associated with a temporary difference between the book and tax treatment of the approximate $1.7 million of goodwill acquired in the Vertisoft acquisition. Such goodwill is deductible for tax purposes over its estimated 15-year useful life, whereas for book purposes it is not amortized but rather evaluated for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Due to the indeterminate reversal period of the underlying cumulative difference for book purposes, the associated deferred tax liability has not been netted against the Company’s deferred tax assets for purposes of estimating its deferred tax valuation allowance at January 31, 2005. Rather the associated deferred tax liability has been recorded at its gross value until such time that the related temporary difference reverses for book purposes, if ever. Optio will continue to record such deferred tax liability associated with this temporary difference in future periods and thus incur income tax expense.

The income tax benefit in the year ended January 31, 2004 represents a tax refund from Canada and select states resulting from amended tax returns filed to use tax loss carrybacks to offset prior year taxable income. The income tax benefit in the year ended January 31, 2003 represents a federal tax refund of $530,000 received by Optio as a result of a tax law change allowing it to take advantage of greater tax loss carrybacks. In addition, in 2003 Optio’s French operations recognized an $89,000 tax benefit for tax loss carrybacks. This refund and carryback benefit was partially offset by $41,000 in income taxes paid for Optio’s other foreign operations. Note 8 to the Consolidated Financial Statements details the differences between Optio’s effective income tax rate and the statutory rate.

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

Pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial statements have been reclassified to reflect the discontinuation of these components. Accordingly, the revenues, costs and expenses of these components have been segregated in the consolidated statements of operations. The net operating results of these components have been reported as discontinued operations in the consolidated statements of operations.

There was no revenue included in discontinued operations for the years ended January 31, 2003, 2004 or 2005. Net loss from discontinued operations for the year ended January 31, 2003 was $132,000. There was no net income or loss from discontinued operations for the years ended January 31, 2004 or 2005.

Liquidity and Capital Resources

At January 31, 2005 and 2004, Optio had $5.4 million and $5.3 million, respectively, of cash and cash equivalents.

The following table sets forth certain selected statements of cash flow information for the periods presented:

	Year Ended January 31,
	2003	2004	2005
Net cash provided by (used in) operations	$(1,836,000)	$1,464,000	$1,389,000
Net cash provided by (used in) investing activities	161,000	7,000	(493,000)
Net cash provided by (used in) financing activities	19,000	(96,000)	(882,000)
Net increase (decrease) in cash and cash equivalents	(1,476,000)	1,426,000	105,000

Cash provided by operating activities in 2005 resulted primarily from net income of $1.7 million, adjusted for the add-back of depreciation and amortization expense of $613,000, then offset by changes in working capital which resulted in a $944,000 use of cash, for a total of $1.4 million cash provided by operating activities. The major components of the working capital decrease were a decrease in accounts receivable of $738,000 and a decrease in accrued expenses of $1.4 million. The $738,000 decrease in accounts receivable was primarily the result of improved collections procedures achieved through dedicating an employee to the collections effort, resulting in an improvement in Optio’s day’s sales outstanding from 62 as of January 31, 2004 to 56 as of January 31, 2005. Optio’s accrued expenses declined primarily as a result of the pay-out of approximately $600,000 of the Company’s 2004 year-end bonuses and approximately $700,000 of accrued expenses, including severance, assumed in the VertiSoft acquisition.

Cash provided by operating activities in 2004 resulted primarily from net income of $1.4 million, adjusted for the add-back of the loss on impairment of the M2 note receivable of $900,000 and depreciation and amortization expense of $553,000, offset by changes in working capital which resulted in a $1.5 million use of cash. The major components of such working capital changes were an increase in accounts receivable of $1.2 million, the receipt of the $750,000 insurance reimbursement previously in receivables, a $407,000 reduction in pre-paid expenses, a $680,000 reduction in accounts payable and a $1.1 million reduction in accrued expenses, including the Prograde settlement of $875,000. Optio’s accounts receivable increased primarily due to the significant increase in license sales in the fourth quarter of 2004, including one large receivable for $575,000. Prepaid expenses and other assets declined as a result of savings in areas such as prepaid insurance premiums and the reduction of other receivables. Finally, in 2004, accounts payable and accrued expenses declined as a result of the payment of the Prograde settlement of $875,000, the pay-out of severance in excess of $500,000 and an improvement in Optio’s timing of payment of invoices as a result of our improved financial position.

Cash used in operating activities for 2003 resulted primarily from a net loss of $4.8 million, offset by the add back of non-cash depreciation of $876,000, and changes in working capital which resulted in a $1.7 million in-flow of cash. The major components of such working capital changes were a decrease in accounts receivable of $2.3 million, resulting from better than anticipated collections during the fourth quarter of 2003, and an overall decrease in revenues, an increase in accrued expenses of $466,000, offset by an increase in a receivable from Optio’s insurance carrier of $750,000 and a decrease in deferred revenue of $419,000.

Cash used in investing activities during 2005 included the purchase of $470,000 in property and equipment for general business purposes, the payment of $348,000 for the acquisition of VertiSoft, offset by the receipt of $325,000 on the M2 note receivable.

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

Cash used in financing activities in 2005 included the payment of $1.2 million on notes payable and capital leases, primarily those assumed in the VertiSoft acquisition, offset by proceeds from the exercise of stock options of $279,000.

Cash used in financing activities in 2004 included the payment on notes payable and capital leases of $123,000, offset by the receipt of $27,000 in proceeds from the exercise of stock options. Cash provided by financing activities during 2003 included the receipt of $101,000 from the exercise of stock options, offset by the payment of $82,000 on the Company’s capital leases.

As of January 31, 2005, Optio’s debt consisted of capital lease obligations of $93,000.

Optio’s only material long-term contractual obligations as of January 31, 2005 consisted primarily of obligations under capital and operating leases as indicated below:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years
Capital Lease Obligations	$93,000	$86,000	$7,000
Operating Lease Obligations	$2,933,000	$1,579,000	$1,354,000
Obligations Under Employment Contracts	$770,000	$470,000	$300,000

Total	$3,796,000	$2,135,000	$1,661,000

On April 8, 2004, Optio extended its existing line of credit through April 19, 2005. Subsequently, on April 27, 2005, Optio extended the line of credit again through April 19, 2006. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of eligible accounts receivable. Currently, Optio has estimated that approximately $2.0 million would be available for borrowings based upon Optio’s historical accounts receivable balance. Accounts receivable, equipment, general intangibles and other assets, as defined in the agreement, collateralize the line of credit. The agreement contains various covenants, including liquidity and earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements and restrictions on dividends. On December 4, 2003, the line of credit was amended, effective from April 30, 2003, to modify the calculation of certain financial ratios to exclude any impairment charges related to the M2 Systems note receivable. As of January 31, 2004 and 2005, Optio was in compliance with the required financial ratios, however, subsequent to year-end, Optio was in violation of the required financial covenants and was in default on the line of credit. The bank issued a waiver of non-compliance on April 22, 2005. There were no borrowings under the line of credit as of January 31, 2005.

The Company holds a note receivable from M2 Systems as partial consideration for the sale of Muscato and TransLink. The payment schedule of the note requires four quarterly installments of $100,000, including interest calculated at the prime rate (4.0% and 5.25% as of January 31, 2004 and 2005, respectively), through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008. Should the note become uncollectible, Optio’s liquidity would be negatively impacted by the amount of the remaining installment payments, as reflected above.

Management believes that the existing cash and cash equivalents, together with the line of credit, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. Optio intends to expand its product line, which may require acquisitions of companies or products that enhance our product line. As a result, Optio may attempt to raise additional funds through equity or debt financing. There can be no assurance that Optio will be able to raise additional funds on favorable terms, or at all. Although not anticipated, a dramatic decrease in demand for Optio’s products or services, or a dramatic change in technology related to Optio’s products or services offered, could have a negative impact on Optio’s liquidity. This risk may include the potential for Optio to not meet its debt covenant requirements, making any borrowings under the line of credit unavailable.

Off-Balance Sheet Financing

Optio does not have any off-balance sheet financing arrangements or any relationships with “structured finance” or “special purpose” entities. Other than our non-cancelable capital and operating leases for office space and equipment, we do not have any contractual obligations that would impact our liquidity.

Related Party Transactions

Optio has a note receivable from a shareholder, Charles Carey, for general purposes of $5,000 at January 31, 2004 and 2005, respectively. The note bears interest at prime plus 1% per annum. As of January 31, 2005, the note was classified as current as the note requires payment within the next fiscal year. There have been no changes to the terms of the notes subsequent to July 31, 2002.

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

The Company purchased VertiSoft in August 2004. Barron Hughes, a member of the Company’s Board of Directors, served as the former Chief Financial Officer of VertiSoft until its acquisition by the Company. In accordance with the purchase agreement, Mr. Hughes was paid severance pay of $165,000. In addition, VertiSoft had a note payable to Mr. Hughes in the amount of $138,000. Effective with the the acquisition closing, the Company immediately repaid Mr. Hughes the full amount of the note payable. Further, in connection with the acquisition, Mr. Hughes was issued options to purchase 96,975 shares of the Common Stock of the Company.

Robert Beck, a member of the Company’s Board of Directors, is the President and owner of Sales Builders, Inc. During the year ended January 31, 2004, the Company hired Sales Builders, Inc. to provide sales training to its employees. Fees paid to Sales Builders, Inc. under this arrangement totaled $44,000.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, a revision of SFAS 123, Stock Based Compensation. The Statement supersedes APB 25, Accounting for Stock Issued to Employees. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). This Statement eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. As of the required effective date, all public entities record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding as of the date of adoption. SFAS 123R was originally effective for fiscal periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission delayed the effective date, and as such, the Company will be required to implement the provisions of SFAS No. 123R in its fiscal quarter ending April 30, 2006. It is expected that the adoption of this Statement will have a material impact on the financial position and results of operations of the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Optio provides its services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, Optio’s financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or the weakening of these local currencies could make Optio’s products less competitive in foreign markets. Based upon the relative size of Optio’s foreign operations, Optio believes its exposure to foreign currency fluctuations is not a material risk. Optio’s interest income and expense are sensitive to changes in the general level of U.S. interest rates. Based on Optio’s cash equivalents balance, outstanding notes receivable and the nature of its outstanding debt, Optio believes its exposure to interest rate risk is not material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements on page F-1. The supplementary data is included in Part IV, Item 15.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES – EVALULATION AND DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of January 31, 2005 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission’s rules and forms.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter that ended January 31, 2005, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed not more than 120 days after the year ended January 31, 2005.

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

On December 10, 2004, Optio filed a Form 8-K to furnish Optio’s third quarter press release dated December 9, 2004.

On December 27, 2004, Optio filed a Form 8-K to report that Optio had entered into letter agreements with five executive officers providing for certain benefits to these executive officers upon a change of control of the Company. The executive officers who entered into a letter agreement were Paul O’Callaghan, Terry Kraft, Daryl Hatton, Steve Kaye and Caroline Bembry.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April, 2005.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. Wayne Cape	President and Chief Executive Officer and Chairman of the Board of Directors	April 29, 2005
C. Wayne Cape	(Principal Executive Officer)

/s/ Caroline Bembry	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 29, 2005
Caroline Bembry

/s/ Barron Hughes	Director	April 29, 2005
Barron Hughes

/s/ David Leach	Director	April 29, 2005
David Leach

/s/ Ronald Diener	Director	April 29, 2005
Ronald Diener

/s/ Robert Beck	Director	April 29, 2005
Robert Beck

Optio Software, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Optio Software, Inc.:

We have audited the accompanying consolidated balance sheets of Optio Software, Inc. and subsidiaries (the “Company”) as of January 31, 2004 and 2005 and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2005. We have also audited the financial statement schedule listed in the accompanying Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optio Software, Inc. and subsidiaries as of January 31, 2004 and 2005, and the results of their operations and cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule for the year ended January 31, 2005 presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia

April 12, 2005, except for Note 6

which is as of April 27, 2005

OPTIO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,328,000	$5,433,000
Accounts receivable, less allowance for doubtful accounts of $579,000 and $509,000, respectively	5,293,000	4,734,000
Prepaid expenses and other current assets	283,000	425,000
Notes receivable from related party	5,000	5,000
Current portion of notes receivable from M2	310,000	353,000

Total current assets	11,219,000	10,950,000
Property and equipment, net	541,000	668,000
Notes receivable from M2, net of impairment reserve of $900,000, less current portion	2,376,000	2,008,000
Goodwill	—	1,748,000
Other intangibles, net	—	2,030,000
Other	110,000	91,000

Total assets	$14,246,000	$17,495,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$812,000	$932,000
Accrued expenses	2,627,000	2,000,000
Current portion of capital lease obligations	76,000	86,000
Deferred revenue	6,256,000	6,458,000

Total current liabilities	9,771,000	9,476,000
Capital lease obligations, less current portion	87,000	7,000
Deferred revenue	—	2,000
Other long-term liabilities	101,000	83,000

Total liabilities	9,959,000	9,568,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value: 100,000,000 shares authorized; 19,261,144 and 20,854,265 shares issued and outstanding, respectively	50,291,000	52,240,000
Accumulated deficit	(46,084,000)	(44,431,000)
Accumulated other comprehensive income	80,000	118,000

Total shareholders’ equity	4,287,000	7,927,000

Total liabilities and shareholders’ equity	$14,246,000	$17,495,000

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2003	2004	2005
Revenue:
License fees	$10,445,000	$10,205,000	$10,175,000
Subscription fees	—	—	930,000
Services, maintenance, and other	17,379,000	17,110,000	17,262,000

	27,824,000	27,315,000	28,367,000

Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	549,000	436,000	650,000
Services, maintenance, and other	7,808,000	6,358,000	5,891,000

	8,357,000	6,794,000	6,541,000

Operating expenses:
Sales and marketing	12,821,000	9,448,000	10,957,000
Research and development	4,278,000	4,078,000	4,616,000
General and administrative	6,962,000	4,572,000	4,120,000
Impairment of M2 note receivable	—	900,000	—
Depreciation and amortization	920,000	553,000	613,000

	24,981,000	19,551,000	20,306,000

Income (loss) from operations	(5,514,000)	970,000	1,520,000

Other income (expense):
Interest income	233,000	171,000	187,000
Interest expense	(51,000)	(17,000)	(12,000)
Other	44,000	45,000	53,000

	226,000	199,000	228,000

Income (loss) before income taxes and loss from discontinued operations	(5,288,000)	1,169,000	1,748,000
Income tax expense (benefit)	(578,000)	(202,000)	95,000

Income (loss) from continuing operations	(4,710,000)	1,371,000	1,653,000
Loss from discontinued operations	(132,000)	—	—

Net income (loss)	$(4,842,000)	$1,371,000	$1,653,000

Income (loss) per share from continuing operations – basic	$(0.25)	$0.07	$0.08

Income (loss) per share from continuing operations – diluted	$(0.25)	$0.06	$0.07

Income (loss) per share from discontinued operations – basic and diluted	$(0.01)	$—	$—

Net income (loss) per share - basic	$(0.26)	$0.07	$0.08

Net income (loss) per share - diluted	$(0.26)	$0.06	$0.07

Weighted average shares outstanding – basic	18,962,662	19,190,661	20,096,877

Weighted average shares outstanding – diluted	18,962,662	21,313,286	23,544,398

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unamortized Stock Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at January 31, 2002	18,582,398	$50,171,000	$(42,613,000)	$(291,000)	$(13,000)	$7,254,000
Comprehensive loss, net of tax:
Net loss	—	—	(4,842,000)	—	—	(4,842,000)
Foreign currency translation adjustment	—	—	—	256,000	—	256,000

Comprehensive loss						(4,586,000)
Issuance of common stock from the exercise of stock options	545,100	101,000	—	—	—	101,000
Amortization of deferred compensation	—	—	—	—	12,000	12,000
Change in deferred compensation related to stock option terminations	—	(8,000)	—	—	1,000	(7,000)

Balance at January 31, 2003	19,127,498	$50,264,000	$(47,455,000)	$(35,000)	$—	$2,774,000
Comprehensive income, net of tax:
Net income	—	—	1,371,000	—	—	1,371,000
Foreign currency translation adjustment	—	—	—	115,000	—	115,000

Comprehensive income						1,486,000
Issuance of common stock from the exercise of stock options	133,646	27,000	—	—	—	27,000

Balance at January 31, 2004	19,261,144	$50,291,000	$(46,084,000)	$80,000	$—	$4,287,000
Comprehensive income, net of tax:
Net income	—	—	1,653,000	—	—	1,653,000
Foreign currency translation adjustment	—	—	—	38,000	—	38,000

Comprehensive income						1,691,000
Issuance of common stock from the exercise of stock options	403,121	279,000	—	—	—	279,000
Issuance of common stock in connection with the VertiSoft acquisition	1,190,000	1,309,000	—	—	—	1,309,000
Stock options issued in connection with the VertiSoft acquisition	—	361,000	—	—	—	361,000

Balance at January 31, 2005	20,854,265	52,240,000	$(44,431,000)	$118,000	$—	$7,927,000

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2003	2004	2005
Operating activities
Net income (loss)	$(4,842,000)	$1,371,000	$1,653,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	876,000	528,000	405,000
Amortization of other intangible assets	44,000	25,000	208,000
Provision for doubtful accounts	266,000	265,000	67,000
Loss on impairment of M2 note receivable	—	900,000	—
Loss on sale of property and equipment	70,000	3,000	—
Non-cash compensation and interest	5,000	—	—
Change in assets and liabilities (exclusive of acquisitions):
Accounts receivable	2,314,000	(1,195,000)	738,000
Receivable on insurance claim	(750,000)	750,000	—
Prepaid expenses and other assets	(59,000)	407,000	(89,000)
Accounts payable	193,000	(680,000)	(76,000)
Accrued expenses and accrued settlement of lawsuit	466,000	(1,132,000)	(1,354,000)
Income taxes payable	—	—	3,000
Deferred revenue	(419,000)	222,000	(166,000)

Net cash provided by (used in) operating activities	(1,836,000)	1,464,000	1,389,000

Investing activities
Proceeds from sale of marketable securities	210,000	—	—
Purchases of property and equipment	(268,000)	(164,000)	(470,000)
Payments from (advances to) shareholders	38,000	85,000	—
Payments from M2 note receivable	181,000	86,000	325,000
Purchase of VertiSoft	—	—	(348,000)

Net cash provided by (used in) investing activities	161,000	7,000	(493,000)

Financing activities
Payments of notes payable and capital lease obligations	(82,000)	(123,000)	(1,161,000)
Proceeds from exercise of stock options	101,000	27,000	279,000

Net cash provided by (used in) financing activities	19,000	(96,000)	(882,000)
Impact of foreign currency rate fluctuations on cash	180,000	51,000	91,000

Net increase (decrease) in cash and cash equivalents	(1,476,000)	1,426,000	105,000
Cash and cash equivalents at beginning of year	5,378,000	3,902,000	5,328,000

Cash and cash equivalents at end of year	$3,902,000	$5,328,000	$5,433,000

Supplemental cash flow information:
Cash paid for interest	$35,000	$37,000	$14,000

Net cash paid for income taxes (income taxes refunded)	$(578,000)	$(202,000)	$63,000

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

Revenue Recognition

Overview

The Company’s revenue consists of perpetual license fees for the Company’s software products, maintenance, consulting services, customer training and subscription fees which cover licensing of the Company’s software products and maintenance. The Company generally charges fees for licenses of its software products either based on the number of Central Processing Units (“CPUs”) on which the product is installed or, to a lesser extent, based on the number of persons or hospital beds registered to use the product. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions, and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition.

License Fees

The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company enters into reseller arrangements that typically provide for sublicense fees payable based upon a percentage of list price or a contractually negotiated fixed fee. The Company does not grant its resellers the right of return.

The Company recognizes license revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to the Company. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

Subscription fees

The Company also licenses certain of its products in the form of a subscription service contract, typically ranging from 3 to 5 years. Subscription revenue, which includes a license of the software product, technical support and future unspecified enhancements to the software product, is recognized on a daily basis over the agreement period once the product has been installed.

Services, Maintenance and Other Revenue

Consulting services revenues and customer training revenues are recognized as such services are performed as they are incidental to the functionality of the software. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related agreement period, generally twelve months. In accordance with Emerging Issues Task Force release 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred, the Company recognizes reimbursable expenses as revenue and as an expense in cost of sales in all periods presented.

Long-Lived Assets

The Company continually monitors events and changes in circumstances that would indicate the carrying amounts of notes receivable, property, equipment, and intangible assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of the respective asset by determining whether the carrying value of such asset will be recovered through undiscounted future cash flows. Should the Company determine that the carrying values of the respective assets are not recoverable, the Company would record a charge to reduce the carrying values of such assets to their fair values.

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

Advertising Costs

Advertising costs are expensed in the period incurred. Total advertising expense amounted to approximately $901,000, $669,000 and $822,000 during the years ended January 31, 2003, 2004 and 2005, respectively.

Shipping Fees and Handling Costs

In accordance with Emerging Issues Task Force 00-10, Accounting for Shipping and Handling Charges, the Company records all shipping fees and handling costs associated with transporting the licensed software to customers as costs of revenue. The revenues associated with customer billings for these charges is reported as services, maintenance and other revenue.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at January 31, 2005 consisted primarily of investments in money market funds. The carrying amounts of the Company’s investments in cash equivalents approximate their fair values due to the short maturities of these instruments.

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

Property and equipment at January 31, 2004 and 2005 consisted of the following:

	January 31,
	2004	2005
Equipment	$2,183,000	$2,399,000
Furniture and fixtures	521,000	604,000
Purchased software	1,010,000	1,204,000
Leasehold improvements	294,000	298,000

	4,008,000	4,505,000
Less accumulated depreciation and amortization	(3,467,000)	(3,837,000)

Net property and equipment	$541,000	$668,000

Accrued Expenses

Accrued expenses as of January 31, 2004 and 2005 included the following:

	January 31,
	2004	2005
Accrued commissions and bonuses	$994,000	$442,000
Accrued sales taxes	537,000	299,000
Accrued payroll and payroll related taxes	254,000	354,000
Other	842,000	905,000

Total accrued expenses	$2,627,000	$2,000,000

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

Goodwill and Other Intangible Assets

The Company acquired goodwill and other intangible assets in connection with with the acquisition of VertiSoft Corporation (“VertiSoft”) in August 2004. Under the purchase method of accounting pursuant to SFAS 141, the total purchase price was allocated to the acquired entity’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Any excess of the purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired was recorded as goodwill. In accordance with SFAS 142, goodwill and intangible assets with indefinite lives resulting from business combinations have not been amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present) while identifiable intangible assets with finite lives are amortized over their estimated useful lives. In the event that the

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s management determines that the value of goodwill or intangible assets has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has selected August 1 as its annual impairment testing date for its goodwill.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Such amounts are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Based on the additional disclosure requirements of SFAS 148, Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to SFAS 123, the following information is provided to demonstrate the assumptions and the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123.

Pro forma information regarding net income or loss required by SFAS 123 Accounting for Stock-Based Compensation, requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the years ended January 31, 2003, 2004 and 2005: risk-free interest rates of 4.66%, 3.48% and 3.96% respectively; no dividend yield; volatility of 168% for 2003, 158% for 2004 and 145% for 2005; and an expected life of the options of 7.40 years for 2003, 7.51 years for 2004 and 7.11 for 2005.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the years ended January 31, 2003, 2004 and 2005 equaled $0.55, $0.55 and $1.19 per share, respectively. The Company’s pro forma information as determined using the fair value method of accounting under SFAS 123, was as follows:

	Year Ended January 31,
	2003	2004	2005
Net income (loss) as reported	$(4,842,000)	$1,371,000	$1,653,000
Add: Compensation cost reported using the intrinsic value method	12,000	—	—
Deduct: Compensation cost using the fair value method	(1,124,000)	(703,000)	(395,000)

Pro forma net income (loss)	$(5,954,000)	$668,000	$1,258,000

Net income (loss) per share as reported – basic	(0.26)	0.07	0.08
Net income (loss) per share as reported – diluted	(0.26)	0.06	0.07
Pro forma net income (loss) per share – basic	(0.31)	0.03	0.06
Pro forma net income (loss) per share – diluted	(0.31)	0.03	0.05

The Company recorded deferred compensation of $373,000 during the year ended January 31, 2000 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value per share of the Company’s common stock on the date of grant. Such amounts were amortized over the period in which the options vest, generally three to four years, and accordingly, $4,000 in compensation expense was recognized in the year ended January 31, 2003.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded deferred compensation of $8,000 during the year ended January 31, 2002 in connection with the modification of the terms of options granted to a particular employee. Such amount was amortized over the period in which the options became exercisable and accordingly, $8,000 in compensation expense was recognized in the year ended January 31, 2003.

Non-cash Transactions

Non-cash activities during the year ended January 31, 2003 included the reduction of the Notes Receivable from M2 Corporation by offsetting amounts due from the Company to M2 Corporation due to negotiated purchase price adjustments in the amount of $179,000. Non-cash activities during the year ended January 31, 2005 consisted of certain assets and liabilities assumed with the acquisition of VertiSoft discussed more fully in Note 13.

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations. The items in comprehensive income (loss) relate principally to foreign currency translation adjustments.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, a revision of SFAS 123, Stock Based Compensation. The Statement supersedes APB 25, Accounting for Stock Issued to Employees. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). This Statement eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. As of the required effective date, all public entities record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding as of the date of adoption. SFAS 123R was originally effective for fiscal periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission delayed the effective date, and as such, the Company will be required to implement the provisions of SFAS No. 123R in its fiscal quarter ending April 30, 2006. It is expected that the adoption of this Statement will have a material impact on the financial position and results of operations of the Company.

Fiscal Year

The Company maintains a fiscal year ending January 31st. References to 2005, 2004 and 2003 represent the years ending January 31, 2005, 2004 and 2003, respectively.

Reclassifications

Certain prior year amounts have been changed to conform with the current year presentation.

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

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

There was no revenue included in discontinued operations for the years ended January 31, 2003, 2004 or 2005. Net loss from discontinued operations for the year ended January 31, 2003 was $132,000. There was no net income or loss from discontinued operations for the years ended January 31, 2004 or 2005.

4. Notes Receivable

As described in Note 3, the Company holds a note receivable from M2 Systems as partial consideration for the sale of Muscato and Translink. At January 31, 2004, the gross principal balance due the Company on the note is $3,261,000. Accrued interest receivable of $22,000 is included in other current assets.

As described in Note 17, on April 30, 2003, the Company executed a Settlement and Release Agreement with M2 Systems covering the remainder of the indemnification claims made by M2 Systems. In exchange for M2 System’s agreement to release the Company from such claims, the Company amended the promissory notes related to the TransLink and Muscato divestiture, calling for a modified payment schedule of a combined note. The modified payment schedule of the combined note requires four quarterly installments of $100,000, including interest calculated at the prime rate (4.0% and 5.25% as of January 31, 2004 and 2005, respectively), through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008. Interest is calculated each quarter on the then outstanding balance and the installment payments are allocated first to interest, with the remaining balance allocated to principal. The amount presented as the current portion of the note receivable from M2 represents an estimate of installment payments expected to be allocated to principal during the year ending January 31, 2006, based on the current prime rate.

During the third quarter of 2004, as a result of M2 Systems failure to make timely payments, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to the Company, the Company would incur an additional loss of $2.4 million. The Company has the right to receive the quarterly financial statements of M2 Systems and Muscato and has certain audit rights as to the collateral for the note; therefore, the Company will periodically assess the value of the collateral and the note, as reflected on the Company’s financial statements. No such impairment charge was required during the year ended January 31, 2005.

On September 15, 2004 Optio notified M2 Systems of certain non-monetary defaults under the M2 Systems Note. M2 Systems disputes these defaults. Optio has not accelerated the indebtedness under the M2 Systems Note and the parties are negotiating to modify the current loan documents to address the alleged defaults by M2 Systems.

5. Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and notes receivable.

The Company maintains cash and cash equivalents at various financial institutions. Company policy is designed to limit exposure at any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. Cash equivalents at January 31, 2005 of $4.1 million represented investments in money market funds.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of entities comprising the Company’s customer base; however, the Company generates between 20% and 35% of its domestic revenues from healthcare organizations, with the remainder, including its international revenues, generated by a wide array of industries. In addition, the Company generates portions of its revenues from the end-users of large enterprise resource planning (“ERP”) system vendors such as Oracle Corporation and QAD, Inc. Over 30% of the Company’s domestic license revenues may be generated from the end-users of a single ERP vendor at any given point in time. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables generally are due within 30 days, and management records estimates of expected credit losses. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed the receivable is written off against the allowance. Based on management’s best estimate it believes the Company’s allowance for doubtful accounts is adequate as presented. Historically, the Company has not experienced significant losses related to receivables from groups or customers in any particular industry or geographic area. Bad debt expense for the years ended January 31, 2003, 2004 and 2005 amounted to $266,000, $265,000 and $67,000, respectively. Materially different amounts of bad debt expense and allowance for doubtful accounts could be reported under different conditions or using different assumptions.

As further explained in Note 4, the Company holds a note receivable from M2 Systems as partial consideration for the sale of Muscato and TransLink. This note was written down to its net realizable value during the third quarter of 2004 based upon management’s assessment of the fair value of the underlying collateral. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to the Company, the Company would incur an additional loss of $2.4 million.

Fair Values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and note receivable approximate their fair values. The fair value estimates were based on market information available to management as of January 31, 2005. The Company does not have financial instruments with off-balance sheet risk.

6. Capital Leases and Lines of Credit

The Company leases telecommunications, computer equipment and vehicles under capital leases. Assets under capital leases included in property and equipment are as follows:

	January 31,
	2004	2005
Equipment	$404,000	$404,000
Less accumulated amortization	(241,000)	(321,000)

	$163,000	$83,000

Future minimum lease payments under capital leases consist of the following at January 31, 2005:

2006	$91,000
2007	9,000

Total minimum lease payments	100,000
Less amounts representing interest	(7,000)

Present value of net minimum lease payments	93,000
Less current portion	(86,000)

$7,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended January 31, 2003, 2004 and 2005, the Company had a line of credit of up to $4.0 million. The line of credit expired on April 19, 2006 and bore interest at the prime rate (4.0% and 5.25% at January 31, 2004 and 2005, respectively), subject to increase based on the Company’s performance relative to certain financial ratios. Subsequently, on April 27, 2005, Optio extended the line of credit through April 19, 2006. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of accounts receivable. The Company has estimated that approximately $2.0 million would be available for borrowings based upon the Company’s historical accounts receivable balance. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and EBITDA requirements and restrictions on dividends. On December 4, 2003, the line of credit was amended, effective from April 30, 2003, to modify the calculation of certain financial ratios to exclude any impairment charges related to the M2 Systems note receivable. As of January 31, 2004 and 2005, Optio was in compliance with the required financial ratios, however, subsequent to year-end, Optio was in violation of the required financial covenants and was in default on the line of credit. The bank issued a waiver of non-compliance on April 22, 2005. There were no borrowings under the line of credit as of January 31, 2004 and 2005.

7. Operating Leases

The Company leases office space and equipment under operating leases. Rent expense under the Company’s operating leases was approximately $1,821,000, $ 1,447,000 and $1,443,000 during the years ended January 31, 2003, 2004, and 2005, respectively.

Future minimum lease payments under noncancellable operating leases, with initial terms of at least one year at the time of inception, are as follows at January 31, 2005:

2006	$1,579,000
2007	1,354,000

$2,933,000

8. Income Taxes

The provisions for income taxes are summarized below:

	Year Ended January 31,
	2003	2004	2005
Current:
Federal	$(530,000)	$(6,000)	$41,000
State	—	(164,000)	22,000
Foreign	(48,000)	(32,000)	12,000

	(578,000)	(202,000)	75,000

Deferred:
Federal	—	—	16,000
State	—	—	4,000

	—	—	20,000

Total	$(578,000)	$(202,000)	$95,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pre-tax income (loss) attributable to foreign and domestic operations is summarized below:

	Year Ended January 31,
	2003	2004	2005
U.S. operations	$(3,907,000)	$1,623,000	$2,050,000

French operations	(867,000)	(492,000)	(392,000)
German operations	(182,000)	(92,000)	(73,000)
U.K. operations	(207,000)	124,000	68,000
Australian operations	(257,000)	6,000	—

	$(5,420,000)	$1,169,000	$1,653,000

A reconciliation of the provision for income taxes to the statutory federal income tax rate is as follows:

	Year Ended January 31,
	2003	2004	2005
Statutory rate of 34% applied to pre-tax income (loss)	$(1,843,000)	$397,000	$595,000
State income taxes, net of Federal tax effect	(179,000)	(116,000)	17,000
Research and development tax credits	(430,000)	(154,000)	(351,000)
Meals and entertainment expense	19,000	15,000	20,000
Change in valuation allowance	2,385,000	(306,000)	(186,000)
Change in enacted tax laws	(530,000)	(38,000)	—

	$(578,000)	$(202,000)	$95,000

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2004	2005
Deferred income tax assets:
Goodwill amortization	$283,000	$248,000
Depreciation	76,000	41,000
Net operating loss carryforwards	8,520,000	8,004,000
Capital loss carryforwards	6,115,000	6,115,000
Payroll related and other accruals	153,000	212,000
Allowance for doubtful accounts	567,000	555,000
Research and development credits	600,000	951,000
Reserve for ec-Hub	533,000	533,000
Other, net	61,000	63,000
Valuation allowance	(16,908,000)	(16,722,000)

Total deferred income tax assets	—	—
Deferred income tax liabilities:
Goodwill amortization	—	(20,000)

Total deferred income tax liabilities	—	(20,000)

Net deferred tax liability	$—	$(20,000)

At January 31, 2005, the Company had recorded an approximate $20,000 deferred tax liability associated with a temporary difference between the book and tax treatment of the approximate $1.7 million of goodwill acquired in the Vertisoft acquisition. Such goodwill is deductible for tax purposes over its estimated 15-year useful life, whereas for book purposes it is not amortized but rather evaluated for impairment on an annual basis in accordance with SFAS No. 142,

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets. Due to the indeterminate reversal period of the underlying cumulative difference for book purposes, the associated deferred tax liability has not been netted against the Company’s deferred tax assets for purposes of estimating its deferred tax valuation allowance at January 31, 2005. Rather, the associated deferred tax liability has been recorded at its gross value until such time that the related temporary difference reverses for book purposes, if ever. This amount is included in accrued expenses at January 31, 2005.

For financial reporting purposes, at January 31, 2004 and 2005, a valuation allowance has been recognized to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of the deferred tax assets because management’s evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of the future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

The Company has approximately $35.2 million of net operating loss carryforwards, approximately $15.2 million of capital loss carryforwards and $951,000 of research and development credit carryforwards for federal income tax purposes that expire in various years through 2024, 2006 and 2024, respectively. In addition, at January 31, 2005, the Company had net operating loss carryforwards of approximately $2.3 million resulting from its European operations. For financial reporting purposes, a valuation allowance has been established to offset the deferred tax assets related to these carryforwards. The net operating loss carryforwards may be subject to certain limitations in the event of a change of ownership of the Company.

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

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of stock option activity is as follows:

	Number of Shares	Exercise Price Per Share			Weighted Average Exercise Price
Outstanding options at January 31, 2002	8,863,053	$0.01	-	$17.00	$1.15
Options granted	847,901	$0.24	-	$0.82	$0.56
Options exercised	(545,100)	$0.03	-	$0.20	$0.19
Options canceled/forfeited	(1,962,354)	$0.25	-	$17.00	$1.72

Outstanding options at January 31, 2003	7,203,500	$0.01	-	$16.00	$0.98
Options granted	739,697	$0.37	-	$1.21	$0.62
Options exercised	(133,646)	$0.35	-	$1.34	$0.87
Options canceled/forfeited	(1,104,018)	$0.24	-	$16.00	$1.26

Outstanding options at January 31, 2004	6,705,533	$0.01	-	$16.00	$0.89
Options granted	956,832	$1.00	-	$1.59	$1.19
Options exercised	(403,121)	$0.88	-	$1.70	$1.31
Options canceled/forfeited	(219,852)	$0.24	-	$16.00	$1.95

Outstanding options at January 31, 2005	7,039,392	$0.01	-	$16.00	$0.91

Exercisable options at January 31, 2003	6,114,231	$0.01	-	$16.00	$0.87

Exercisable options at January 31, 2004	5,402,140	$0.01	-	$16.00	$0.89

Exercisable options at January 31, 2005	5,399,559	$0.01	-	$16.00	$0.91

The following table summarizes information concerning options outstanding and exercisable as of January

31, 2005:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.002 - $ 0.10	1,414,900	N/A	$0.03	1,414,900	$0.03
$ 0.24 - $ 1.00	4,214,593	4.44	$0.73	3,468,571	$0.75
$1.000 -$ 2.00	1,269,998	8.48	$1.29	376,187	$1.52
$3.031 - $10.00	75,545	5.18	$8.55	75,545	$8.55
$12.50 - $16.00	64,356	5.01	$15.93	64,356	$15.93

	7,039,392	5.34	$0.91	5,399,559	$0.91

The Company has reserved 11,857,141 shares of common stock for issuance upon exercise of stock options under the Stock Incentive Plan, 1,539,500 shares of common stock for issuance upon exercise of stock options outside of the Stock Incentive Plan and 290,000 shares of common stock for issuance upon exercise of stock options under the Directors’ Stock Option Plan.

10. Employee Benefit Plan

The Company has a combined profit sharing and 401(k) plan (the “Plan”) that covers substantially all employees meeting specified age and length-of-service requirements. The Company may make a discretionary matching contribution each year. The Company recognized expense related to the Plan of approximately $308,000, $0 and $45,000 during the years ended January 31, 2003, 2004 and 2005, respectively.

11. Related Party Transactions

The Company had a note receivable from a shareholder for general personal purposes of $5,000 at both January 31, 2004 and 2005.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As further described in Note 13, the Company purchased VertiSoft in August 2004. Barron Hughes, a member of the Company’s Board of Directors, served as the former Chief Financial Officer of VertiSoft until its acquisition by the Company. In accordance with the purchase agreement, Mr. Hughes was paid severance pay of $165,000. In addition, VertiSoft had a note payable to Mr. Hughes in the amount of $138,000. Effective with the acquisition closing, the Company immediately repaid Mr. Hughes the full amount of the note payable. Further, in connection with the acquisition, Mr. Hughes was issued 96,975 options to purchase the Common Stock of the Company.

Robert Beck, a member of the Company’s Board of Directors, is the President and owner of Sales Builders, Inc. During the year ended January 31, 2004, the Company hired Sales Builders, Inc. to provide sales training to its employees. Fees paid to Sales Builders, Inc. under this arrangement totaled $44,000.

12. Income (Loss) Per Share

Loss per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended January 31,
	2003	2004	2005
Income (loss)	$(4,842,000)	$1,371,000	$1,653,000

Weighted average shares outstanding - basic	18,962,662	19,190,661	20,096,877
Effect of dilutive stock options	—	2,122,625	3,299,297
Effect of VertiSoft shares held in escrow	—	—	148,224

Weighted average shares outstanding – diluted	18,962,662	21,313,286	23,544,398

Income (loss) per share – basic	$(0.26)	$0.07	$0.08

Income (loss) per share – diluted	$(0.26)	$0.06	$0.07

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	1,523,010	698,295	685,141

13. Acquisition of VertiSoft Corporation

On August 10, 2004, the Company consummated the merger of VertiSoft, a privately held Georgia corporation, and Optio Software II, Inc., a wholly owned subsidiary of the Company, whereby VertiSoft became the surviving wholly owned subsidiary of the Company. Subsequently, on September 15, 2004, VertiSoft Corporation was merged with and into the Company, with Optio Software, Inc. remaining the surviving corporation. The consideration given for all the common stock of VertiSoft included $348,000 in cash, the issuance of 1.5 million shares of Optio common stock, of which 310,000 shares are to be held in escrow for a period of 18 months to secure the indemnification obligations of the shareholders of VertiSoft, the issuance of options to purchase 340,000 shares of Common Stock to certain former VertiSoft executives and employees, and future conditional cash payments of $225,000 to be paid out in various installments over the following two years, contingent upon the achievement of certain customer retention and product development goals. The cash component of the consideration given was paid from funds generated from the on-going operations of the Company. The preliminary purchase price is as follows:

Cash paid	$348,000
Common stock issued (1,190,000 shares, excluding the 310,000 shares held in escrow)	1,309,000
Stock options issued	361,000
Preliminary acquisition costs	331,000

$2,349,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The value of the common stock issued above was based on the market price of the Company’s common stock on the date of issuance. Should the 310,000 shares held in escrow be released to the VertiSoft shareholders at the end of the 18 month period, the value of the shares based on the market value of the Company’s common stock on that date will be added to goodwill.

The acquired assets consisted primarily of accounts receivable, software (not considered in-process research and development), machinery, equipment, furniture and fixtures, cash, and all of the interests, rights and benefits accruing to VertiSoft under any sales orders, sales contracts, service agreements, and purchase orders. In connection with the acquisition, the Company also assumed the liabilities of VertiSoft, consisting primarily of promissory notes payable with an estimated fair value of approximately $1,100,000, accounts payable, accrued payroll, and service agreements.

The purchase price was allocated to the assets and liabilities assumed based on their respective fair values on the date of acquisitions as follows:

Tangible assets acquired	$280,000
Liabilities assumed	(1,917,000)
Technology	839,000
Customer relationships	1,314,000
Non-compete agreement	85,000
Goodwill	1,748,000

$2,349,000

The technology is being amortized over periods ranging from 3 months to 5 years, the customer relationships are being amortized over 11 years and the non-compete agreement is being amortized over 5 years.

The results of operations of VertiSoft have been included in the Company’s consolidated condensed financial statements from the date of the acquisition, August 10, 2004. The following unaudited pro forma financial information presents the combined results of operations of VertiSoft and Optio as though the acquisition had occurred at the beginning of the periods presented. The pro forma financial information does not necessarily represent the results of operations that would have occurred had VertiSoft and Optio been a single company during the periods presented, nor does the Company believe that the pro forma financial information presented is necessarily representative of future operating results.

	Year ended January 31,
	2004	2005
Revenue	$29,086,000	$29,530,000
Net income (loss)	$(297,000)	$1,711,000
Net income (loss) per share – basic	$(0.01)	$0.08
Net income (loss) per share – diluted	$(0.01)	$0.07
Weighted average shares outstanding – basic	20,380,661	20,717,888
Weighted average shares outstanding – diluted	20,380,661	24,327,185

VertiSoft provides document management solutions designed to streamline information access and distribution for physicians and clinical, medical records and financial services staff through a single interface or Composite Patient View™. Its patented electronic document management system, QuickRecord, provides secure, individualized access to patient information retrieved from any system, inside or outside the enterprise. The primary reasons for the acquisition were that the QuickRecord product broadens the Company’s portfolio of healthcare solutions and establishes a subscription-based licensing model for a new line of solutions.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the transaction described above, the Company entered into a three-year employment agreement with Donald H. French, VertiSoft’s former President and CEO. Mr. French serves as Senior Vice President of Research and Development for the Company. Mr. French’s employment agreement provides for a base salary of $200,000, and an option to acquire 350,000 shares of common stock at $1.10 per share (the “Options”). The Options vest over a period of four years. Upon Mr. French’s resignation for good reason, as defined in the agreement, or termination without cause, the Company will be obligated to pay him his then-current base salary for the remaining term of the employment agreement. If Mr. French’s employment is terminated by reason of disability occurring in the performance of his duties, he will receive his base salary for 12 months less any payments made to him under any long-term or short-term disability insurance policies. If Mr. French is terminated for cause, including resignation, or the mutual consent of the parties, he will receive no severance. Mr. French’s employment agreement includes post-employment restrictive covenants not to compete, solicit the Company’s customers or recruit the Company’s employees.

14. Segment and Geographic Information

The Company’s segments are organized around geographic locations. The Company’s U.S. operations and European operations represent the Company’s two reportable segments. The Company’s other foreign subsidiary is classified as “Other”. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution. Revenues are attributable to each segment based on the location of the subsidiary originating the sale, which is typically the geographic location where the software is installed.

Segment information for the years ended January 31, 2003, 2004 and 2005 is summarized below.

Year ended January 31, 2003	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:

License fees	$8,580,000	$1,809,000	$56,000	$10,445,000	$—	$10,445,000

Services, maintenance and other	15,217,000	2,098,000	64,000	17,379,000	—	17,379,000

Intersegment revenue	470,000	180,000	—	650,000	(650,000)	—

Total revenue	24,267,000	4,087,000	120,000	28,474,000	(650,000)	27,824,000

Interest income	230,000	2,000	1,000	233,000	—	233,000

Interest expense	47,000	—	4,000	51,000	—	51,000

Depreciation and amortization	835,000	81,000	4,000	920,000	—	920,000

Income tax benefit	(472,000)	(106,000)	—	(578,000)	—	(578,000)

Segment loss before income taxes and loss from discontinued operations	(3,775,000)	(1,256,000)	(257,000)	(5,288,000)	—	(5,288,000)
Segment net loss including loss from discontinued operations	(3,435,000)	(1,150,000)	(257,000)	(4,842,000)	—	(4,842,000)
Total segment assets	15,735,000	2,689,000	133,000	18,557,000	(4,114,000)	14,443,000

Expenditures for long-lived assets	219,000	48,000	1,000	268,000	—	268,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Year ended January 31, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,476,000	$1,729,000	$—	$10,205,000	$—	$10,205,000
Services, maintenance and other	14,633,000	2,469,000	8,000	17,110,000	—	17,110,000
Intersegment revenue	481,000	133,000	—	614,000	(614,000)	—

Total revenue	23,590,000	4,331,000	8,000	27,929,000	(614,000)	27,315,000
Interest income	171,000	—	—	171,000	—	171,000
Interest expense	17,000	—	—	17,000	—	17,000
Depreciation and amortization	489,000	64,000	—	553,000	—	553,000
Income tax expense (benefit)	(205,000)	3,000	—	(202,000)	—	(202,000)
Segment income (loss) before income taxes	1,623,000	(460,000)	6,000	1,169,000	—	1,169,000
Segment net income (loss)	1,828,000	(463,000)	6,000	1,371,000	—	1,371,000
Total segment assets	15,648,000	3,088,000	87,000	18,823,000	(4,577,000)	14,246,000
Expenditures for long-lived assets	157,000	7,000	—	164,000	—	164,000

Year ended January 31, 2005	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,050,000	$2,125,000	$—	$10,175,000	$—	$10,175,000
Subscription fees	894,000	36,000	—	930,000	—	930,000
Services, maintenance and other	14,467,000	2,795,000	—	17,262,000	—	17,262,000
Intersegment revenue	447,000	202,000	—	649,000	(649,000)	—

Total revenue	23,858,000	5,158,000	—	29,016,000	(649,000)	28,367,000
Interest income	182,000	5,000	—	187,000	—	187,000
Interest expense	12,000	—	—	12,000	—	12,000
Depreciation and amortization	596,000	17,000	—	613,000	—	613,000
Income tax expense	83,000	12,000	—	95,000	—	95,000
Segment income (loss) before income taxes	2,132,000	(384,000)	—	1,748,000	—	1,748,000
Segment net income (loss)	2,049,000	(396,000)	—	1,653,000	—	1,653,000
Total segment assets	16,892,000	3,690,000	—	20,582,000	(3,087,000)	17,495,000
Expenditures for long-lived assets	425,000	45,000	—	470,000	—	470,000

15. Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly results for the years ended January 31, 2004 and 2005 are as follows:

For the year ended January 31, 2004	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter
Revenue	$6,515	$6,709	$6,378	$7,713
Cost of revenue, exclusive of depreciation and amortization	1,721	1,576	1,580	1,917
Income (loss) before interest and taxes	147	438	(397)	782
Net income (loss)	193	646	(357)	889
Net loss per share - basic	$0.01	$0.03	$(0.02)	$0.05
Net loss per share - diluted	$0.01	$0.03	$(0.02)	$0.04

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended January 31, 2005	First Quarter	Second Quarter	Third Quarter (b)	Fourth Quarter (b)
Revenue	$7,206	$6,794	$6,649	$7,718
Cost of revenue, exclusive of depreciation and amortization	1,735	1,543	1,527	1,736
Income (loss) before interest and taxes	567	372	312	269
Net income (loss)	569	427	353	304
Net loss per share - basic	$0.03	$0.02	$0.02	$0.01
Net loss per share - diluted	$0.02	$0.02	$0.02	$0.01

(a)	The income (loss) before interest and taxes for the quarter ended October 31, 2003 included the $900,000 impairment charge on the M2 Systems note receivable, as further discussed in Note 4.

(b)	Includes the results of operations of VertiSoft of acquired on August 10, 2004, discussed more fully in Note 13.

16. Contingencies

On June 19, 2001, a lawsuit styled Wagner, et al v. Optio Software, Inc., was filed in the United States District Court for the Southern District of Ohio, Western Division, Case No. C-1-01-406 and later amended to include a corporate officer as a defendant. The lawsuit, filed by 19 shareholders of the now bankrupt company known as Prograde Technologies, Inc. (“PTI”), alleged breach of contract, promissory estoppel and promissory fraud arising out of the termination by Optio of negotiations of a possible merger with PTI. The plaintiffs were seeking compensatory damages of an unspecified amount, but in excess of $1.0 million, as well as punitive damages in excess of $10.0 million, reimbursement for the plaintiffs’ attorney’s fees and associated costs and expenses of the lawsuit. Optio counterclaimed against two of the plaintiffs for failure to pay on a guarantee on a promissory note. On July 21, 2003, the parties executed a Settlement Agreement and Mutual General Release. The settlement included the release by PTI’s trustee in bankruptcy of all claims against the plaintiffs, the Company and a Company officer and a non-appealable order approving the release of the trustee’s claims by the bankruptcy court. Under the terms of the settlement, Optio paid a total of $875,000 and received immediate reimbursement from its insurer of $750,000. Both parties were required to release all claims each may have in the PTI bankruptcy in exchange for a reciprocal release from the bankruptcy trustee. The Company had previously recorded a liability for the settlement and a receivable for the amount to be contributed by the insurance carrier, after which settlement was made on July 21, 2003.

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in the Company’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. The completion of the settlement is subject to a number of conditions, including Court approval. The Court preliminarily approved the settlement on February 15, 2005, subject to certain modifications which are currently pending approval by the defendants. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action. Optio may still have yet undetermined exposure to the underwriters pursuant to indemnification provisions in the underwriting agreement entered into at the time of the initial public offering. Under the guaranty, all the insurers for all the issuers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. The disposition of this matter is limited to Optio’s $300,000 corporate insurance deductible. The Company has completed payment of the insurance deductible through payment of

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

legal fees. Optio will have no additional exposure unless the insurance companies become insolvent or unless Optio’s liability exceeds its policy limits through this matter or other matters. Optio’s insurance companies currently have an A or AA rating. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s financial statements.

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

Optio Software, Inc.

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Acquired/ (Divested) Reserves	Deductions	Balance at End of Period (a)
Year ended January 31, 2003 Allowance for doubtful accounts	$927,000	$266,000	—	$(473,000)	$720,000

Year ended January 31, 2004 Allowance for doubtful accounts	$720,000	$1,165,000	—	$(406,000)	$1,479,000

Year ended January 31, 2005 Allowance for doubtful accounts	$1,479,000	$67,000	—	$(137,000)	$1,409,000

(a)	Includes a combination of the allowance for doubtful accounts and the impairment reserve recorded on the note receivable from M2 Systems.

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

2.3 Agreement and Plan of Reorganization, dated as of August 10, 2004, by and among Optio Software, Inc., Optio Software II, Inc. VertiSoft Corporation and Shareholders of VertiSoft Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 13, 2004).

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

10.4 Amendment No. 1 to Optio Software, Inc. Outside Directors’ Stock Option Plan dated as of December 19, 2003 (incorporated by reference to Exhibit 10.4 to Form 10-K filed April 21, 2004).

10.5 Sublease Agreement by and between HBO & Company and Optio Software, Inc. dated March 22, 1999 (incorporated by reference to Exhibit 10.4 to Form S-1 filed October 15, 1999).

10.6 Stock Purchase Agreement, dated December 4, 2001, by and between Optio Software, Inc. and M2 Systems Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed December 14, 2001).

10.7 Agreement for Sale and Purchase of Assets, dated as of December 4, 2001, by and between Optio Software, Inc. and M2 Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q filed December 14, 2001).

10.8 M2 Systems Corporation $3,250,000 Non-Negotiable Promissory Note (incorporated by reference to Exhibit 10.3 to Form 10-Q filed December 14, 2001).

10.9 M2 Systems Corporation $750,000 Non-Negotiable Promissory Note (incorporated by reference to Exhibit 10.4 to Form 10-Q filed December 14, 2001).

10.10 M2 Systems Corporation $3,640,000 Amended, Restated and Consolidated Promissory Note (incorporated by reference to Exhibit 10.22 to Form 10-K filed May 1, 2003).

E-1

10.11 Loan and Security Agreement, dated as of April 25, 2002, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed May 1, 2002).

10.12 First Loan Modification Agreement, dated as of September 12, 2002, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed September 13, 2002).

10.13 Second Loan Modification Agreement, dated as of April 24, 2003, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.25 to Form 10-K filed May 1, 2003).

10.14 Third Loan Modification Agreement, dated as of June 4, 2003, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed September 15, 2003).

10.15 Fourth Loan Modification Agreement, dated as of December 4, 2003, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed April 21, 2004)

10.16 Fifth Loan Modification Agreement, dated as of April 8, 2004, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.25 to Form 10-K filed April 21, 2004)

10.17 Sixth Loan Modification Agreement, dated as of April 22, 2005, by and between Silicon Valley Bank and Optio Software, Inc.

10.18 Seventh Loan Modification Agreement, dated as of April 27, 2005, by and between Silicon Valley Bank and Optio Software, Inc.

10.19 Consulting Agreement, dated as of March 17, 2003, by and between Steven E. Kaye and Optio Software, Inc. (incorporated by reference to Exhibit 10.27 to Form 10-K filed May 1, 2003).

10.20 Letter Agreement dated December 21, 2004 between Optio Software, Inc. and Caroline Bembry (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 27, 2004)

10.21 Letter Agreement dated December 23, 2004 between Optio Software, Inc. and Paul O’Callaghan (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 27, 2004)

10.22 Letter Agreement dated December 21, 2004 between Optio Software, Inc. and Terry Kraft (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 27, 2004)

10.23 Letter Agreement dated December 27, 2004 between Optio Software, Inc. and Daryl Hatton (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 27, 2004)

10.24 Letter Agreement dated December 27, 2004 between Optio Software, Inc. and Steve Kaye (incorporated by reference to Exhibit 10.5 to Form 8-K filed December 27, 2004)

10.25 Employment Agreement by and between Optio Software, Inc. and C. Wayne Cape dated as of August 1, 2003 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed September 15, 2003).

10.26 Employment Agreement, dated as of August 10, 2004, by and between Optio and Donald H. French (incorporated by reference to Exhibit 2.2 to Form 8-K filed August 13, 2004).

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