Form 10-Q
period 2005-04-30
OPTIO SOFTWARE INC
filed 2005-06-14
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

There were 21,263,757 shares of the Registrant’s common stock outstanding as of June 6, 2005.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended April 30, 2005

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2005	April 30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,433,000	$5,797,000
Accounts receivable, net	4,734,000	4,245,000
Prepaid expenses and other current assets	425,000	625,000
Notes receivable from related party	5,000	5,000
Current portion of note receivable from M2	353,000	376,000

Total current assets	10,950,000	11,048,000
Property and equipment, net	668,000	699,000
Other assets:
Note receivable from M2, net, less current portion	2,008,000	1,904,000
Goodwill	1,748,000	1,763,000
Other intangible assets, net	2,030,000	1,946,000
Other	91,000	147,000

Total assets	$17,495,000	$17,507,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$932,000	$897,000
Accrued expenses	2,000,000	1,634,000
Current portion of capital lease obligations	86,000	65,000
Deferred revenue	6,458,000	6,765,000

Total current liabilities	9,476,000	9,361,000

Capital lease obligations, less current portion	7,000	7,000
Other long-term liabilities	85,000	78,000

Total liabilities	9,568,000	9,446,000
Shareholders’ equity:
Common stock	52,240,000	52,332,000
Accumulated deficit	(44,431,000)	(44,521,000)
Accumulated other comprehensive income	118,000	250,000

Total shareholders’ equity	7,927,000	8,061,000

Total liabilities and shareholders’ equity	$17,495,000	$17,507,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended April 30,
	2004	2005
Revenue:
License fees	$2,881,000	$2,211,000
Subscription revenue	—	509,000
Services, maintenance, and other	4,325,000	4,196,000

	7,206,000	6,916,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	149,000	182,000
Services, maintenance, and other	1,586,000	1,615,000

	1,735,000	1,797,000

	5,471,000	5,119,000
Operating expenses:
Sales and marketing	2,695,000	2,861,000
Research and development	1,085,000	1,278,000
General and administrative	1,053,000	917,000
Depreciation and amortization	71,000	188,000

	4,904,000	5,244,000

Income (loss) from operations	567,000	(125,000)
Other income (expense):
Interest income	42,000	56,000
Interest expense	(4,000)	(2,000)
Other	21,000	(1,000)

	59,000	53,000

Income (loss) before income taxes	626,000	(72,000)
Income tax expense	57,000	18,000

Net income (loss)	$569,000	$(90,000)

Net income (loss) per share – basic	$0.03	$0.00

Net income (loss) per share – diluted	$0.02	$0.00

Weighted average shares outstanding – basic	19,399,918	20,860,295

Weighted average shares outstanding – diluted	23,002,374	20,860,295

Comprehensive income:
Net income (loss)	$569,000	$(90,000)
Foreign currency translation adjustment	(34,000)	132,000

Comprehensive income	$535,000	$42,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2005	20,854,265	$52,240,000	$(44,431,000)	$118,000	$7,927,000
Comprehensive income, net of tax:
Net income (loss)	—	—	(90,000)	—	(90,000)
Foreign currency translation adjustment	—	—	—	132,000	132,000

Comprehensive income					42,000
Exercise of stock options	97,774	92,000	—	—	92,000

Balance at April 30, 2005	20,952,039	$52,332,000	$(44,521,000)	$250,000	$8,061,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended April 30,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$569,000	$(90,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,000	104,000
Amortization of intangibles	—	84,000
Provision for doubtful accounts	16,000	—
Provision for deferred taxes	—	10,000
Changes in operating assets and liabilities:
Accounts receivable	480,000	473,000
Prepaid expenses and other assets	(189,000)	(261,000)
Accounts payable	212,000	(32,000)
Accrued expenses	(672,000)	(390,000)
Deferred revenue	55,000	323,000

Net cash provided by operating activities	542,000	221,000

Cash flows from investing activities:
Purchases of property and equipment	(74,000)	(135,000)
Repayment of note receivable from M2 Systems	83,000	81,000

Net cash provided by (used in) investing activities	9,000	(54,000)

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(19,000)	(21,000)
Proceeds from exercise of stock options	144,000	92,000

Net cash provided by financing activities	125,000	71,000

Impact of foreign currency rate fluctuations on cash	(13,000)	126,000
Net increase in cash and cash equivalents	663,000	364,000

Cash and cash equivalents at beginning of period	5,328,000	5,433,000

Cash and cash equivalents at end of period	$5,991,000	$5,797,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$4,000	$2,000

Income taxes paid	$57,000	$8,000

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2005, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 29, 2005. Results of operations for the three months ended April 30, 2005 are not necessarily indicative of the results for the year ending January 31, 2006.

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

Pro forma information regarding net income required by SFAS 123 Accounting for Stock-Based Compensation, requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

the following weighted-average assumptions used for the three months ended April 30, 2004 and 2005: risk-free interest rates of 3.45% and 4.20% for the three months ended April 30, 2004 and 2005, respectively; no dividend yield; volatility of 154% and 142% for the three months ended April 30, 2004 and 2005, respectively; and an expected life of the options of 7.44 and 7.10 years for the three months ended April 30, 2004 and 2005, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the three months ended April 30, 2004 and 2005 equaled $1.52 and $1.22 per share, respectively. The Company’s pro forma information as determined using the fair value method of accounting under SFAS 123, was as follows:

	Three Months Ended April 30,
	2004	2005
Net income (loss) as reported	$569,000	$(90,000)
Deduct: Compensation cost using the fair value method	(77,000)	(99,000)

Pro forma net income (loss)	$492,000	$(189,000)

Net income (loss) per share as reported – basic	0.03	0.00
Net income (loss) per share as reported – diluted	0.02	0.00
Pro forma net income (loss) per share – basic	0.03	(0.01)
Pro forma net income (loss) per share – diluted	0.02	(0.01)

Goodwill and Other Intangible Assets

The Company acquired goodwill and other intangible assets in connection with the acquisition of VertiSoft Corporation (“VertiSoft”) in August 2004. Under the purchase method of accounting pursuant to SFAS 141, the total purchase price was allocated to the acquired entity’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Any excess of the purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired was recorded as goodwill. In accordance with SFAS 142, goodwill and intangible assets with indefinite lives resulting from business combinations have not been amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present) while identifiable intangible assets with finite lives are amortized over their estimated useful lives. In the event that the Company’s management determines that the value of goodwill or intangible assets has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has selected August 1 as its annual impairment testing date for its goodwill.

As of April 30, 2005, the gross carrying amount and the accumulated amortization by major intangible asset class is as follows:

Intangible Asset	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,314,000	$82,000	$1,232,000
Technology	839,000	197,000	642,000
Non-compete agreement	85,000	13,000	72,000

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

Estimated amortization expense for each of the next five fiscal years is as follows:

2006	$326,000
2007	314,000
2008	254,000
2009	249,000
2010	230,000

3. Net Income (Loss) per Share

Net income per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

The following table sets forth the computation of net income (loss) per share:

	Three months ended April 30,
	2004	2005
Net income (loss)	$569,000	$(90,000)

Weighted average shares outstanding – basic	19,399,918	20,860,295
Dilutive stock options	3,602,456	—

Weighted average shares outstanding – diluted	23,002,374	20,860,295

Net income (loss) per share – basic	$0.03	$0.00

Net income (loss) per share – diluted	$0.02	$0.00

Potentially dilutive stock options, excluded from diluted average shares outstanding	—	3,242,652

Potentially dilutive Vertisoft shares held in escrow, excluded from diluted weighted average shares outstanding	—	310,000

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

Segment information for the three months ended April 30, 2004 and 2005 is summarized below.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

Three Months ended April 30, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$2,267,000	$614,000	$—	$2,881,000	$—	$2,881,000
Services, maintenance and other	3,696,000	629,000	—	4,325,000	—	4,325,000
Inter-segment revenue	115,000	70,000	—	185,000	(185,000)	—

Total revenue	6,078,000	1,313,000	—	7,391,000	(185,000)	7,206,000
Interest income	37,000	5,000	—	42,000	—	42,000
Interest expense	4,000	—	—	4,000	—	4,000
Depreciation and amortization	63,000	8,000	—	71,000	—	71,000
Income tax expense	57,000	—	—	57,000	—	57,000
Segment income before income taxes	620,000	6,000	—	626,000	—	626,000
Segment net income	563,000	6,000	—	569,000	—	569,000
Total segment assets	15,978,000	2,965,000	87,000	19,030,000	(4,592,000)	14,438,000
Expenditures for long-lived assets	44,000	30,000	—	74,000	—	74,000

Three Months ended April 30, 2005	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,939,000	$272,000	$—	$2,211,000	$—	$2,211,000
Subscription revenue	509,000	—	—	509,000	—	509,000
Services, maintenance and other	3,602,000	594,000	—	4,196,000	—	4,196,000
Inter-segment revenue	53,000	45,000	—	98,000	(98,000)	—

Total revenue	6,103,000	911,000	—	7,014,000	(98,000)	6,916,000
Interest income	56,000	—	—	56,000	—	56,000
Interest expense	2,000	—	—	2,000	—	2,000
Depreciation and amortization	178,000	10,000	—	188,000	—	188,000
Income tax expense	18,000	—	—	18,000	—	18,000
Segment income (loss) before income taxes	267,000	(339,000)	—	(72,000)	—	(72,000)
Segment net income (loss)	249,000	(339,000)	—	(90,000)	—	(90,000)
Total segment assets	17,271,000	3,361,000	—	20,632,000	(3,125,000)	17,507,000
Expenditures for long-lived assets	118,000	17,000	—	135,000	—	135,000

5. Note Receivable

As further explained in Notes 3 and 4 of the Notes to Consolidated Financial Statements included in

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

Optio’s Annual Report on Form 10-K, Optio holds a note receivable from M2 Systems Corporation (“M2 Systems”) as partial consideration for the sale by Optio of its Muscato Corporation (“Muscato”) and Translink Solutions Corporation business units. Under the terms of this note, M2 Systems was required to make a payment of $100,000 each on September 1, 2003 and December 1, 2003 and a payment of $115,000 on June 1, 2004. M2 Systems failed to make these payments on their respective due dates; however, payment was made prior to an event of default. All payments subsequent to June 1, 2004 have been made on their respective due dates.

During the third quarter of fiscal 2004, as a result of M2 Systems failure to make timely payments in the prior quarters, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to the Company, the Company would incur an additional loss of approximately $2.3 million. On September 15, 2004 Optio notified M2 systems of certain non-monetary defaults under the M2 Systems’ note. M2 Systems disputed these defaults. Optio did not accelerate the indebtedness under the M2 Systems’ note but the parties agreed to modify the loan documents to address the alleged defaults by M2 Systems to give Optio additional collateral. On May 18, 2005, the parties executed modified and additional security documents granting Optio a security interest in the assets of certain M2 Systems’ affiliates and placing greater restrictions on the use of the collateral. Further, the Company has the right to receive the quarterly financial statements of M2 Systems and its affiliates and has certain audit rights as to the collateral for the note; therefore, the Company periodically assesses the value of the collateral and the note, as reflected on the Company’s financial statements.

6. Acquisition of VertiSoft Corporation

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

$2,349,000

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) – (Continued)

The value of the common stock issued above was based on the market price of Optio’s common stock for a reasonable period before and after the date the merger was announced. Should the 310,000 shares held in escrow be released at the end of the 18 month period, the value of the shares based on the market value of Optio’s common stock on that date will be added to goodwill.

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

The purchase price was allocated to the assets and liabilities assumed based on their respective fair values on the date of acquisitions as follows:

Tangible assets acquired	$280,000
Liabilities assumed	(1,932,000)
Technology	839,000
Customer relationships	1,314,000
Non-compete agreement	85,000
Goodwill	1,763,000

$2,349,000

The technology will be amortized over periods ranging from 3 months to 5 years, the customer relationships will be amortized over 11 years and the non-compete agreement will be amortized over 5 years.

The results of operations of VertiSoft have been included in Optio’s consolidated condensed financial statement from the date of acquisition.

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

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio also offers consulting services, which provide customers with implementation assistance and training. No single customer accounted for 10% or more of Optio’s revenue for the three months ended April 30, 2004 or 2005.

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

Subscription Revenue

The Company also licenses certain of it’s products in the form of a subscription service contract, typically ranging from 3 to 5 years. Subscription revenue, which includes a license to the software product, technical support and future unspecified enhancements to the software product, is recognized on a daily basis over the agreement period once the product has been installed.

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

Note Receivable

Optio holds a note from M2 Systems as partial consideration for the sale of Muscato and TransLink. Under the terms of this note, M2 Systems was required to make payments of $100,000 each on September 1, 2003 and December 1, 2003 and a payment of $115,000 on June 1, 2004. M2 Systems failed to make these payments on their respective due dates; however, payment was made prior to an event of default. All subsequent payments have been made on their respective due dates.

During the third quarter of fiscal 2004, as a result of M2 Systems failure to make timely payments in the prior quarters, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. In Optio’s assessment of the collateral, varying assumptions, including the length of time of which customers would continue on maintenance, resulted in estimates of the value of the collateral ranging from $1.8 million to $3.5 million, which could have resulted in an impairment charge ranging from $200,000 to $1.9 million. If M2 Systems defaults on the note and the collateral proves to be of no value to Optio, Optio would incur an additional loss of approximately $2.3 million.

On September 14, 2004, Optio notified M2 Systems of certain non-monetary defaults under the M2 Systems Note. Optio did not accelerate the indebtedness under the M2 Systems’ note and Optio and M2 Systems negotiated modifications to the current loan documents to address the alleged defaults by M2 Systems. On May 18, 2005, the parties executed modified and additional security documents granting Optio a security interest in the assets of certain M2 Systems’ affiliates and placing greater restrictions on the use of the collateral with non-affiliates.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended April 30,
	2004	2005
Revenue:
License fees	40%	32%
Subscription fees	—	7
Services, maintenance and other	60	61

Total revenue	100	100
Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	3
Services, maintenance and other	22	23

Total cost of revenue	24	26

	76	74

Operating expenses:
Sales and marketing	37	42
Research and development	15	18
General and administrative	15	13
Depreciation and amortization	1	3

Total operating expenses	68	76

Income (loss) from operations	8	(2)
Interest and other income	1	1
Income tax expense	1	—

Net income (loss)	8%	(1)%

Revenues

Total revenues decreased 4% to $6.9 million from $7.2 million for the three months ended April 30, 2005 and 2004, respectively.

License fees

Revenues from software licenses decreased 23% to $2.2 million from $2.9 million for the three months ended April 30, 2005 and 2004, respectively. Healthcare perpetual license revenues declined $270,000 between the first quarter of fiscal 2004 and fiscal 2005. As the healthcare sales force began to focus on subscription based revenue, Optio experienced an anticipated decline in its perpetual license revenue. In addition, license revenue from Optio’s European operations decreased $340,000 between the three months ended April 30, 2004, and April 30, 2005. Optio’s European operations failed to close several contracts as expected during the first quarter of 2006. Sales through Optio’s enterprise group remained relatively consistent between the periods, including a consistent level of sales to Optio’s existing customer base. The average sale price between the two periods remained consistent as well at approximately $65,000.

Approximately $550,000 of Optio’s software license revenue during the three months ended April 30, 2005 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 25% of license revenue for Optio. During the three months ended April 30, 2004, Optio generated $475,000 of its software license revenue through partners, representing 16% of Optio’s license revenue.

Subscription fees

Optio added a new revenue source in the form of subscription revenue as a result of the acquisition of Vertisoft in August 2004. For the three months ended April 30, 2005, subscription revenue totaled $509,000.

Services, maintenance and other

Revenues from services, maintenance and other decreased to $4.2 million in the three months ended April 30, 2005 from $4.3 million in same period of the prior year. Services revenue decreased to $1.4 million for the three months ended April 30, 2005 from $1.5 million in the three months ended April 30, 2004. Optio’s license revenue has declined over the previous few quarters. As a result, the amount of services and training sold has declined as well, resulting in a decline in revenue. Maintenance revenue remained constant at $2.8 million for the three months ended April 30, 2005 and April 30, 2004.

Revenue Mix

Revenues from licenses represented 32% of total revenue in the three months ended April 30, 2005 and 40% of total revenue in the three months ended April 30, 2004. Services, maintenance and other revenue constituted 61% and 60% of total revenue in the three months ended April 30, 2005 and 2004, respectively. With the introduction of subscription fee revenues, license fee revenues as a percentage of total revenue declined and may continue to decline.

Costs of Revenues

Total costs of revenues increased to $1.8 million from $1.7 million in the three months ended April 30, 2005 and 2004, respectively.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses increased to $182,000 in the three months ended April 30, 2005 from $149,000 in the three months ended April 30, 2004, primarily the result of a $79,000 increase in royalties paid to strategic partners for the inclusion of their products offset by a $45,000 decrease in referral fees paid to referral partners.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other remained constant at $1.6 million for both the three months ended April 30, 2005 and 2004. The cost of outsourcers, often used in the implementation of Optio’s products at customer sites, increased $50,000 between periods. In addition, Optio’s internal headcount for its consulting and support departments increased by three individuals. The increase in salaries resulting from this increase in headcount was offset by cost savings of direct expenses of these departments.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses increased 7% to $2.9 million from $2.7 million for the three months ended April 30, 2005 and 2004, respectively. Sales and marketing expenses were 42% and 37%, respectively, of total revenue for the same periods. Direct marketing expenditures increased $170,000 between the two quarters. In addition, Optio increased its sales and marketing headcount by two individuals over the previous year, including one person in its marketing staff and one sales person who will focus on existing customers.

Research and Development

Research and development expenses consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses increased to $1.3 million in the three months ended April 30, 2005 from $1.1 million in the three months ended April 30, 2004. This increase was primarily due to the increase in headcount from 31 employees as of April 30,2004 to 46 employees as of April 30, 2005, which included the addition of the Vertisoft employees as of August 10, 2004, which resulted in an additional $230,000 in salaries.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses decreased to $900,000 from $1.1 million for the three months ended April 30, 2005 and 2004. The decrease primarily represents savings of $40,000 in legal expenses, $45,000 in bad debt expense and $50,000 in various other office expenses.

Depreciation and Amortization

Depreciation and amortization expense increased to $188,000 from $71,000 for the three months ended April 30, 2005 and 2004, respectively. This increase was due in part to the addition of $85,000 of amortization expense in the three months ended April 30, 2005, related to the intangible assets acquired in the Vertisoft acquisition on August 10, 2004.

Interest Income

Interest income increased to $56,000 from $42,000 in the three months ended April 30, 2005 and 2004, respectively, primarily the result of the increased interest rate applied to the principal of the M2 Systems note receivable.

Interest Expense

Interest expense decreased to $2,000 from $4,000 in the three months ended April 30, 2005 and 2004, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $5.8 million and $6.0 million in cash and cash equivalents at April 30, 2005 and 2004, respectively.

The following table sets forth certain selected statements of cash flow information for the three months ended April 30, 2005:

Net cash provided by operations	$221,000
Net cash used in investing activities	(54,000)
Net cash provided by financing activities	71,000
Net increase in cash and cash equivalents	364,000

Cash provided by operations resulted from the net of a $90,000 net loss, plus a $198,000 add-back of non-cash depreciation, amortization and deferred tax expense, plus changes in working capital of $113,000, resulting in a $221,000 inflow of cash from operations. The major component of the $113,000 working capital changes was the Company’s use of funds to pay down accrued expenses by approximately $390,000, primarily representing the payment of Optio’s year-end commissions and bonuses and other year-end expenses such as audit fees. In addition, Optio prepaid several of its renewed insurance policies and marketing expenses, resulting in a $261,000 cash outflow. This cash outflow was partially offset by improved collections on accounts receivable resulting in additional cash inflow of $473,000. Finally, Optio’s deferred revenue increased by $323,000 due primarily to the timing of maintenance invoicing. In investing activities, Optio received $81,000 in payments on the receivable from M2 Systems and purchased $135,000 of property and equipment in the ordinary course of business. Optio’s financing activities included receipts of $92,000 from the exercise of stock options, offset by payments of capital lease obligations of $21,000.

On April 27, 2005 Optio extended the line of credit with its bank through April 21, 2006. The line of credit bears interest at the prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of accounts receivable. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and EBITDA requirements and restrictions on dividends. Optio was in compliance with its required financial covenants as of April 30, 2005. During fiscal year 2006, Optio estimates that it will have approximately $2.0 million available for borrowings under this line of credit based upon Optio’s historical accounts receivable balance. There were no borrowings under the line of credit during the three months ended April 30, 2005.

The Company holds a note receivable from M2 Systems as consideration for the sale of Muscato and TransLink. The payment schedule of the note requires four quarterly installments of $100,000, including interest calculated at the prime rate as of the third business day preceding each calendar year end (5.25% as of January 31, 2005), through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES-EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of April 30, 2005 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in the Company’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000 and seeks class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. The completion of the settlement is subject to a number of conditions, including Court approval. The Court preliminarily approved the settlement on February 15, 2005, subject to certain modifications which are currently pending approval by the defendants. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action. Optio may still have yet undetermined exposure to the underwriters pursuant to indemnification provisions in the underwriting agreement entered into at the time of the initial public offering. Under the guaranty, all the insurers for all the issuers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all the cases. The disposition of this matter is limited to Optio’s $300,000 corporate insurance deductible. The Company has completed payment of the insurance deductible through payment of legal fees. Optio will have no additional exposure unless the insurance companies become insolvent or unless Optio’s liability exceeds its policy limits through this matter or other matters. Optio’s insurance companies currently have an A or AA rating. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.

(b) Reports on Form 8-K

(a)	A form 8-K was filed on April 15, 2005 to furnish the Company’s fourth quarter and year-end earnings press release dated April 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2005.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer