Form 10-Q
period 2005-07-31
OPTIO SOFTWARE INC
filed 2005-09-14
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

There were 21,330,835 shares of the Registrant’s common stock outstanding as of September 12, 2005.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended July 31, 2005

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2005	July 31, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,433,000	$5,461,000
Accounts receivable, net	4,734,000	5,022,000
Prepaid expenses and other current assets	425,000	591,000
Notes receivable from related party	5,000	5,000
Current portion of note receivable from M2	353,000	323,000

Total current assets	10,950,000	11,402,000
Property and equipment, net	668,000	649,000
Other assets:
Note receivable from M2, net of impairment reserve of $900,000, less current portion	2,008,000	1,879,000
Goodwill	1,748,000	1,768,000
Other intangible assets, net	2,030,000	1,810,000
Other	91,000	113,000

Total assets	$17,495,000	$17,621,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$932,000	$1,004,000
Accrued expenses	2,000,000	1,704,000
Current portion of capital lease obligations	86,000	50,000
Deferred revenue	6,458,000	6,654,000

Total current liabilities	9,476,000	9,412,000

Capital lease obligations, less current portion	7,000	—
Other long-term liabilities	85,000	71,000

Total liabilities	9,568,000	9,483,000
Shareholders’ equity:
Common stock	52,240,000	52,340,000
Accumulated deficit	(44,431,000)	(44,277,000)
Accumulated other comprehensive income	118,000	75,000

Total shareholders’ equity	7,927,000	8,138,000

Total liabilities and shareholders’ equity	$17,495,000	$17,621,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2004	2005
Revenue:
License fees	$2,579,000	$2,544,000
Subscription revenue	—	526,000
Services, maintenance, and other	4,215,000	4,309,000

	6,794,000	7,379,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	174,000	175,000
Services, maintenance, and other	1,369,000	1,561,000

	1,543,000	1,736,000

	5,251,000	5,643,000

Operating expenses:
Sales and marketing	2,620,000	2,748,000
Research and development	1,073,000	1,316,000
General and administrative	1,080,000	1,127,000
Depreciation and amortization	106,000	243,000

	4,879,000	5,434,000

Income from operations	372,000	209,000
Other income (expense):
Interest income	41,000	60,000
Interest expense	(4,000)	(2,000)
Other	18,000	(13,000)

	55,000	45,000

Income before income taxes	427,000	254,000
Income tax expense	—	10,000

Net income	$427,000	$244,000

Net income per share – basic	$0.02	$0.01

Net income per share – diluted	$0.02	$0.01

Weighted average shares outstanding – basic	19,519,136	20,880,334

Weighted average shares outstanding – diluted	22,710,744	23,935,173

Comprehensive income:
Net income	$427,000	$244,000
Foreign currency translation adjustment	7,000	(175,000)

Comprehensive income	$434,000	$69,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Six Months Ended July 31,
	2004	2005
Revenue:
License fees	$5,460,000	$4,755,000
Subscription revenue	—	1,035,000
Services, maintenance, and other	8,540,000	8,505,000

	14,000,000	14,295,000

Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	323,000	357,000
Services, maintenance, and other	2,955,000	3,176,000

	3,278,000	3,533,000

	10,722,000	10,762,000

Operating expenses:
Sales and marketing	5,315,000	5,609,000
Research and development	2,158,000	2,594,000
General and administrative	2,133,000	2,044,000
Depreciation and amortization	177,000	431,000

	9,783,000	10,678,000

Income from operations	939,000	84,000
Other income (expense):
Interest income	83,000	116,000
Interest expense	(7,000)	(4,000)
Other	38,000	(14,000)

	114,000	98,000

Income before income taxes	1,053,000	182,000
Income tax expense	58,000	28,000

Net income	$995,000	$154,000

Net income per share – basic	$0.05	$0.01

Net income per share – diluted	$0.04	$0.01

Weighted average shares outstanding – basic	19,460,182	20,870,480

Weighted average shares outstanding – diluted	22,867,014	24,188,430

Comprehensive income:
Net income	$995,000	$154,000
Foreign currency translation adjustment	(26,000)	(43,000)

Comprehensive income	$969,000	$111,000

See accompanying notes

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2005	20,854,265	$52,240,000	$(44,431,000)	$118,000	$7,927,000
Comprehensive income, net of tax:
Net income	—	—	154,000	—	154,000
Foreign currency translation adjustment	—	—	—	(43,000)	(43,000)

Comprehensive income					111,000
Exercise of stock options	163,717	100,000	—	—	100,000

Balance at July 31, 2005	21,017,982	$52,340,000	$(44,277,000)	$75,000	$8,138,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended July 31,
	2004	2005
Cash flows from operating activities:
Net income	$995,000	$154,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	177,000	211,000
Amortization of intangibles	—	220,000
Provision for doubtful accounts	21,000	—
Provision for deferred taxes	—	20,000
Changes in operating assets and liabilities:
Accounts receivable	1,344,000	(392,000)
Prepaid expenses and other assets	(250,000)	(205,000)
Accounts payable	(187,000)	90,000
Accrued expenses	(747,000)	(359,000)
Income tax payable	(1,000)	45,000
Deferred revenue	(377,000)	282,000

Net cash provided by operating activities	975,000	66,000

Cash flows from investing activities:
Purchases of property and equipment	(181,000)	(190,000)
Repayment of note receivable from M2 Systems	152,000	159,000

Net cash used in investing activities	(29,000)	(31,000)

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(38,000)	(44,000)
Proceeds from exercise of stock options	199,000	100,000

Net cash provided by financing activities	161,000	56,000

Impact of foreign currency rate fluctuations on cash	(11,000)	(63,000)
Net increase in cash and cash equivalents	1,096,000	28,000

Cash and cash equivalents at beginning of period	5,328,000	5,433,000

Cash and cash equivalents at end of period	$6,424,000	$5,461,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$7,000	$3,000

Income taxes paid	$(57,000)	$8,000

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

2. Basis of Presentation

Interim Financial Information

The accompanying interim consolidated condensed financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments unless otherwise disclosed in a separate note, considered necessary for a fair presentation of the financial information for the interim period reported have been made.

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2005, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 29, 2005. Results of operations for the three and six months ended July 31, 2005 are not necessarily indicative of the results for the year ending January 31, 2006.

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

Pro forma information regarding net income required by SFAS 123 Accounting for Stock-Based Compensation, requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) — (Continued)

the following weighted-average assumptions used for the three months ended July 31, 2004 and 2005 and the six months ended July 31, 2004 and 2005: risk-free interest rates of 4.29% and 3.82% for the three months ended July 31, 2004 and 2005, respectively; risk-free interest rates of 3.73% and 4.13% for the six months ended July 31, 2004 and 2005, respectively; no dividend yield; volatility of 151% and 140% for the three months ended July 31, 2004 and 2005, respectively; volatility of 151% and 140% for the six months ended July 31, 2004 and 2005, respectively; and an expected life of the options of 7.43 and 7.23 for the three and six months ended July 31, 2004 and 2005, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the three months ended July 31, 2004 and 2005 equaled $1.29 and $1.02 per share, respectively. The weighted-average fair value of options granted during the six months ended July 31, 2004 and 2005 equaled $1.44 and $1.18 per share, respectively. The Company’s pro forma information as determined using the fair value method of accounting under SFAS 123, was as follows:

	Three Months Ended July 31,
	2004	2005
Net income as reported	$427,000	$244,000
Deduct: Compensation cost using the fair value method	(118,000)	(114,000)

Pro forma net income	$309,000	$130,000

Net income per share as reported – basic	0.02	0.01
Net income per share as reported – diluted	0.02	0.01
Pro forma net income per share – basic	0.02	0.01
Pro forma net income per share – diluted	0.01	0.01

	Six Months Ended July 31,
	2004	2005
Net income as reported	$995,000	$154,000
Deduct: Compensation cost using the fair value method	(195,000)	(213,000)

Pro forma net income	$800,000	$(59,000)

Net income per share as reported – basic	0.05	0.01
Net income per share as reported – diluted	0.04	0.01
Pro forma net income per share – basic	0.04	0.00
Pro forma net income per share – diluted	0.03	0.00

Goodwill and Other Intangible Assets

The Company acquired goodwill and other intangible assets in connection with the acquisition of VertiSoft Corporation (“VertiSoft”) in August 2004. Under the purchase method of accounting pursuant to SFAS 141, the total purchase price was allocated to the acquired entity’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The excess of the

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) — (Continued)

purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired was recorded as goodwill. In accordance with SFAS 142, goodwill and intangible assets with indefinite lives resulting from business combinations have not been amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present) while identifiable intangible assets with finite lives are being amortized over their estimated useful lives. In the event that the Company’s management determines that the value of goodwill or intangible assets has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has selected August 1 as its annual impairment testing date for its goodwill. The Company is in the process of performing its annual impairment testing; however, such assessment is not complete at this time. While the Company is currently unable to determine whether or not any impairment of goodwill has occurred, the Company’s assessment could lead management to determine that the goodwill is completely impaired, which would require the Company to record an impairment charge of $1.5 million.

As of July 31, 2005, the gross carrying amount and the accumulated amortization by major intangible asset class is as follows:

Intangible Asset	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11.5 years	$1,260,000	$110,000	$1,150,000
Technology	3 months –5 years	893,000	246,000	647,000
Non-compete agreement	5 years	85,000	17,000	68,000

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

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) — (Continued)

The following table sets forth the computation of net income per share:

	Three months ended July 31,
	2004	2005
Net income	$427,000	$244,000

Weighted average shares outstanding – basic	19,519,136	20,880,334
Dilutive stock options	3,191,608	3,054,839

Weighted average shares outstanding – diluted	22,710,744	23,935,173

Net income per share – basic	$0.02	$0.01

Net income per share – diluted	$0.02	$0.01

Potentially dilutive stock options, excluded from weighted average shares outstanding - diluted	660,221	1,722,937

	Six months ended July 31,
	2004	2005
Net income	$995,000	$154,000

Weighted average shares outstanding – basic	19,460,182	20,870,480
Dilutive stock options	3,406,832	3,317,950

Weighted average shares outstanding – diluted	22,867,014	24,188,430

Net income per share – basic	$0.05	$0.01

Net income per share – diluted	$0.04	$0.01

Potentially dilutive stock options, excluded from weighted average shares outstanding - diluted	555,659	980,637

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

Segment information for the three and six months ended July 31, 2004 and 2005 is summarized below.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) — (Continued)

Three Months ended July 31, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$2,072,000	$507,000	$—	$2,579,000	$—	$2,579,000
Services, maintenance and other	3,551,000	664,000	—	4,215,000	—	4,215,000
Inter-segment revenue	99,000	53,000	—	152,000	(152,000)	—

Total revenue	5,722,000	1,224,000	—	6,946,000	(152,000)	6,794,000
Interest income	41,000	—	—	41,000	—	41,000
Interest expense	4,000	—	—	4,000	—	4,000
Depreciation and amortization	91,000	15,000	—	106,000	—	106,000
Income tax expense	—	—	—	—	—	—
Segment income before income taxes	400,000	27,000	—	427,000	—	427,000
Segment net income	400,000	27,000	—	427,000	—	427,000
Total segment assets	15,732,000	2,912,000	87,000	18,731,000	(4,721,000)	14,010,000
Expenditures for long-lived assets	107,000	—	—	107,000	—	107,000

Three Months ended July 31, 2005	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,932,000	$612,000	$—	$2,544,000	$—	$2,544,000
Subscription revenue	526,000	—	—	526,000	—	526,000
Services, maintenance and other	3,589,000	720,000	—	4,309,000	—	4,309,000
Inter-segment revenue	127,000	10,000	—	137,000	(137,000)	—

Total revenue	6,174,000	1,342,000	—	7,516,000	(137,000)	7,379,000
Interest income	60,000	—	—	60,000	—	60,000
Interest expense	2,000	—	—	2,000	—	2,000
Depreciation and amortization	235,000	8,000	—	243,000	—	243,000
Income tax expense	10,000	—	—	10,000	—	10,000
Segment income before income taxes	214,000	40,000	—	254,000	—	254,000
Segment net income	204,000	40,000	—	244,000	—	244,000
Total segment assets	17,702,000	3,171,000	—	20,873,000	(3,252,000)	17,621,000
Expenditures for long-lived assets	55,000	1,000	—	56,000	—	56,000

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) - (Continued)

Six Months ended July 31, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$4,340,000	$1,120,000	$—	$5,460,000	$—	$5,460,000
Services, maintenance and other	7,248,000	1,292,000	—	8,540,000	—	8,540,000
Inter-segment revenue	214,000	124,000	—	338,000	(338,000)	—

Total revenue	11,802,000	2,536,000	—	14,338,000	(338,000)	14,000,000
Interest income	78,000	5,000	—	83,000	—	83,000
Interest expense	7,000	—	—	7,000	—	7,000
Depreciation and amortization	169,000	8,000	—	177,000	—	177,000
Income tax expense	58,000	—	—	58,000	—	58,000
Segment income before income taxes	1,020,000	33,000	—	1,053,000	—	1,053,000
Segment net income	962,000	33,000	—	995,000	—	995,000
Total segment assets	15,732,000	2,912,000	87,000	18,731,000	(4,721,000)	14,010,000
Expenditures for long-lived assets	151,000	30,000	—	181,000	—	181,000

Six Months ended July 31, 2005	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$3,870,000	$885,000	$—	$4,755,000	$—	$4,755,000
Subscription revenue	1,035,000	—	—	1,035,000	—	1,035,000
Services, maintenance and other	7,191,000	1,315,000	—	8,506,000	—	8,506,000
Inter-segment revenue	180,000	55,000	—	235,000	(236,000)	—

Total revenue	12,276,000	2,255,000	—	14,531,000	(236,000)	14,295,000
Interest income	116,000	—	—	116,000	—	116,000
Interest expense	4,000	—	—	4,000	—	4,000
Depreciation and amortization	412,000	19,000	—	431,000	—	431,000
Income tax expense	28,000	—	—	28,000	—	28,000
Segment income (loss) before income taxes	482,000	(300,000)	—	182,000	—	182,000
Segment net income (loss)	454,000	(300,000)	—	154,000	—	154,000
Total segment assets	17,702,000	3,171,000	—	20,873,000	(3,252,000)	17,621,000
Expenditures for long-lived assets	172,000	18,000	—	190,000	—	190,000

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) - (Continued)

5. Note Receivable

As further explained in Notes 3 and 4 of the Notes to the Consolidated Financial Statements included in Optio’s Annual Report on Form 10-K, Optio holds a note receivable from M2 Systems Corporation (“M2 Systems”) as partial consideration for the sale by Optio of its Muscato Corporation (“Muscato”) and Translink Solutions Corporation business units. Under the terms of this note, M2 Systems was required to make a payment of $100,000 each on September 1, 2003 and December 1, 2003 and a payment of $115,000 on June 1, 2004. M2 Systems failed to make these payments on their respective due dates; however, payment was made prior to an event of default. All payments subsequent to June 1, 2004 have been made on their respective due dates.

During the third quarter of fiscal 2004, as a result of M2 Systems failure to make timely payments in the prior quarters, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to the Company, the Company would incur an additional loss of approximately $2.3 million. On September 15, 2004 Optio notified M2 systems of certain non-monetary defaults under the M2 Systems’ note. M2 Systems disputed these defaults. Optio did not accelerate the indebtedness under the M2 Systems’ note, but the parties agreed to modify the loan documents to address the alleged defaults by M2 Systems to give Optio additional collateral. On May 18, 2005, the parties executed modified and additional security documents granting Optio a security interest in the assets of certain of M2 Systems’ affiliates and placing greater restrictions on the use of the collateral. Further, the Company has the right to receive the quarterly financial statements of M2 Systems and its affiliates and has certain audit rights as to the collateral for the note; therefore, the Company periodically assesses the value of the collateral and the note, as reflected on the Company’s financial statements.

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

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited) - (Continued)

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

The results of operations of VertiSoft have been included in Optio’s consolidated condensed financial statements from the date of acquisition.

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

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio also offers consulting services, which provide customers with implementation assistance and training. No single customer accounted for 10% or more of Optio’s revenue for the three and six months ended July 31, 2004 or 2005.

Critical Accounting Policies and Use of Estimates

Optio has identified significant accounting policies and estimates that are critical to the understanding of its financial statements.

Revenue Recognition

Overview

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of Central Processing Units (“CPUs”) on which the product is installed or, to a lesser extent, based on the number of persons or hospital beds registered to use the product. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition.

License Fees

The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based upon a percentage of list price. The Company does not grant its resellers the right of return.

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

On September 14, 2004, Optio notified M2 Systems of certain non-monetary defaults under the M2 Systems Note. Optio did not accelerate the indebtedness under the M2 Systems’ note and Optio and M2 Systems negotiated modifications to the current loan documents to address the alleged defaults by M2 Systems. On May 18, 2005, the parties executed modified and additional security documents granting Optio a security interest in the assets of certain of M2 Systems’ affiliates and placing greater restrictions on the use of the collateral with non-affiliates.

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve at varying percentages of 3% to 20%, in its overall allowance for doubtful accounts. Management believes the Company’s allowance for doubtful accounts is adequate as presented; however, the amount of the reserve could be different under different conditions or using varying assumptions. If the percentage of the general reserve were to increase by 1%, an additional $50,000 reserve would be required. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense included in general and administrative expenses.

Impairment Assessments

Optio adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on February 1, 2002. This standard requires that goodwill no longer be amortized and instead be tested for impairment on a periodic basis.

Pursuant to SFAS 142, Optio is required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. The first stage requires a comparison of the fair value of the reporting unit, in our case, the former VertiSoft business, to its net book value. If the fair value is greater than book value, no impairment is deemed to have occurred. If the fair value is less than book value, then the second stage must be completed to determine the amount, if any, of actual impairment. Optio has selected August 1 as its annual impairment testing date for its goodwill. August 1, 2005 will be Optio’s first annual testing date. The Company is in the process of performing its annual impairment testing; however, such assessment is not complete at this time. While the Company is currently unable to determine whether or not any impairment of goodwill has occurred, the Company’s assessment could lead management to determine that the goodwill is completely impaired, which would require the Company to record an impairment charge of $1.5 million.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment decisions. In estimating our fair value, we will make estimates and judgments about future revenues and cash flows. Our forecasts will be based upon assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge for all or a portion of the goodwill balance as of July 31, 2005. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended July 31,
	2004	2005
Revenue:
License fees	38%	35%
Subscription fees	—	7
Services, maintenance and other	62	58

Total revenue	100	100
Costs of revenue (excluding depreciation and amortization, included below):
License fees	3	2
Services, maintenance and other	20	21

Total cost of revenue	23	23

	77	77
Operating expenses:
Sales and marketing	38	37
Research and development	16	18
General and administrative	16	15
Depreciation and amortization	2	4

Total operating expenses	72	74

Income from operations	5	3
Interest and other income	1	—
Income tax expense	—	—

Net income	6%	3%

Revenues

Total revenues increased 9% to $7.4 million from $6.8 million for the three months ended July 31, 2005 and 2004, respectively.

License fees

Revenues from software licenses decreased to $2.5 million for the three months ended July 31, 2005 from $2.6 million for the three months ended July 31, 2004. Net sales across each of Optio’s sales groups remained relatively consistent between the two periods. Optio’s healthcare group experienced a decline in perpetual license revenues of approximately $100,000 while Optio’s European group experienced an offsetting increase in perpetual license revenues of approximately $100,000. As the healthcare sales force began to focus on subscription based revenue, Optio experienced an anticipated decline in its perpetual license revenue.

Approximately $630,000 of Optio’s software license revenue during the three months ended July 31, 2005 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 24% of license revenue for Optio. During the three months ended July 31, 2004, Optio generated $695,000 of its software license revenue through partners, representing 27% of Optio’s license revenue.

Subscription fees

Optio added a new revenue source in the form of subscription revenue as a result of the acquisition of Vertisoft in August 2004. For the three months ended July 31, 2005, subscription revenue totaled $526,000.

Services, maintenance and other

Revenues from services, maintenance and other increased to $4.3 million in the three months ended July 31, 2005 from $4.2 million in the same period of the prior year. Services revenue increased to $1.5 million for the three months ended July 31, 2005 from $1.3 million in the three months ended July 31, 2004. During the quarter ended July 31, 2005, Optio had two large consulting projects with major customers, contributing approximately $225,000 in consulting revenue to the quarter, whereas in the prior year, Optio had no such consulting engagements. This increase in consulting revenue was offset by a decline in Optio’s training revenue, a result of the introduction of less expensive “webinar” training classes and a decline in healthcare training as they await the next release of our healthcare products.

Revenue Mix

Revenues from licenses represented 35% of total revenue in the three months ended July 31, 2005 and 38% of total revenue in the three months ended July 31, 2004. Services, maintenance and other revenue constituted 58% and 62% of total revenue in the three months ended July 31, 2005 and 2004, respectively. With the introduction of subscription fee revenues, license fee revenues as a percentage of total revenue declined and may continue to decline.

Costs of Revenues

Total costs of revenues increased to $1.7 million from $1.5 million in the three months ended July 31, 2005 and 2004, respectively.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses remained constant at approximately $175,000 for both the three months ended July 31, 2005 and 2004. Royalties paid to strategic partners for the inclusion of their products with Optio’s products increased by $30,000, offset by a $30,000 reduction in referral fees paid to referral partners.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other increased to $1.6 million in the three months ended July 31, 2005 from $1.4 million in the three months ended July 31, 2004. The cost of outsourcers, often used in the implementation of Optio’s products at customer sites, increased $100,000 between periods. Much of Optio’s internal consulting team has been used to assist with the beta introduction of select Optio products and thus a heavier use of external consultants was required during the three months ended July 31, 2005. In addition, there was a $110,000 increase in salaries between the two periods, primarily the result of one additional employee and salary raises given to Optio employees effective April 2005.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses increased 5% to $2.7 million from $2.6 million for the three months ended July 31, 2005 and 2004, respectively. Sales and marketing expenses were 37% and 38%, respectively, of total revenue for the same periods. Direct marketing expenditures increased $80,000 between the two quarters. In addition, Optio increased its sales and marketing headcount by ten individuals over the previous year, although most were added near the end of the three months ended July 31, 2005, resulting in increased salaries of approximately $80,000. These increases in costs were offset by other minor reductions in expenses such as commissions, consulting fees and travel expenses.

Research and Development

Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, and product managers.

Research and development expenses increased to $1.3 million in the three months ended July 31, 2005 from $1.1 million in the three months ended July 31, 2004. This increase was primarily due to the increase in headcount from 33 employees as of July 31, 2004 to 45 employees as of July 31, 2005, which included the addition of the Vertisoft employees as of August 10, 2004, which resulted in an additional $210,000 in salaries.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses remained constant at $1.1 million for both the three months ended July 31, 2005 and 2004. The minimal increase of $50,000 in general and administrative expenses from the three months ended July 31, 2004 to July 31, 2005 is primarily the result of increased salaries and increased legal fees associated with employment matters.

Depreciation and Amortization

Depreciation and amortization expense increased to $243,000 from $106,000 for the three months ended July 31, 2005 and 2004, respectively. This increase was due in part to the addition of $140,000 of amortization expense in the three months ended July 31, 2005, related to the intangible assets acquired in the Vertisoft acquisition on August 10, 2004.

Interest Income

Interest income increased to $60,000 from $41,000 in the three months ended July 31, 2005 and 2004, respectively, primarily the result of the increased interest rate applied to the principal of the M2 Systems note receivable.

Interest Expense

Interest expense decreased to $2,000 from $4,000 in the three months ended July 31, 2005 and 2004, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

Six Months Ended July 31, 2005 Compared to Six Months Ended July 31, 2004

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Six Months Ended July 31,
	2004	2005
Revenue:
License fees	39%	34%
Subscription fees	—	7
Services, maintenance and other	61	59

Total revenue	100	100
Costs of revenue (excluding depreciation and amortization, included below):
License fees	3	3
Services, maintenance and other	21	22

Total cost of revenue	24	25

	76	75

Operating expenses:
Sales and marketing	38	39
Research and development	16	18
General and administrative	15	14
Depreciation and amortization	1	3

Total operating expenses	70	74

Income from operations	6	1
Interest and other income	1	—
Income tax benefit	—	—

Net income	7%	1%

Revenues

Total revenues increased to $14.3 million from $14.0 million for the six months ended July 31, 2005 and 2004, respectively.

License fees

Revenues from software licenses decreased 13% to $4.8 million for the six months ended July 31, 2005 from $5.5 million for the six months ended July 31, 2004. Healthcare perpetual license revenues declined $340,000 between the first six months of fiscal 2005 and fiscal 2006. As the healthcare sales force began to focus on subscription based revenue, Optio experienced an anticipated decline in its perpetual license revenue. In addition, license revenue from Optio’s European operations decreased $240,000 between the six months ended July 31, 2004, and July 31, 2005. Optio’s European operations failed to close several contracts as expected during the first quarter of fiscal 2006. Sales across each of Optio’s other sales groups, including its enterprise, install base and channels groups, remained relatively consistent between the two periods.

Approximately $1.2 million of Optio’s software license revenue during the six months ended July 31, 2005 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 25% of license revenue for Optio. During the six months ended July 31, 2004, Optio generated $1.2 million of its software license revenue through partners, representing 21% of Optio’s license revenue.

Subscription fees

Optio added a new revenue source in the form of subscription revenue as a result of the acquisition of Vertisoft in August 2004. For the six months ended July 31, 2005, subscription revenue totaled $1.0 million.

Services, maintenance and other

Revenues from services, maintenance and other remained constant at $8.5 million for both the six months ended July 31, 2005 and 2004. Services revenue was $2.8 million in both of the six month periods ending July 31, 2004 and 2005 and maintenance and other revenue was $5.7 million in both of the six month periods ending July 31, 2004 and 2005. Optio’s consulting revenue had declined in the first three months of this fiscal year, a result of the previous quarter’s revenue decline. However, in the second quarter of this fiscal year, Optio began two large consulting engagements which helped boost the consulting revenue to levels consistent with the comparable prior year period.

Revenue Mix

Revenues from licenses represented 34% of total revenue in the six months ended July 31, 2005 and 39% of total revenue in the six months ended July 31, 2004. Services, maintenance and other revenue constituted 59% and 61% of total revenue in the six months ended July 31, 2005 and 2004, respectively. With the introduction of subscription fee revenues, license fee revenues as a percentage of total revenue declined and may continue to decline.

Costs of Revenues

Total costs of revenues increased to $3.5 million from $3.3 million in the six months ended July 31, 2005 and 2004, respectively.

Licenses

Costs of revenues from licenses increased to $360,000 in the six months ended July 31, 2005 from $320,000 in the six months ended July 31, 2004. Royalties paid to strategic partners for the inclusion of their products with Optio’s products increased by $115,000, offset by a $80,000 reduction in referral fees paid to referral partners.

Services, maintenance and other

Costs of revenues from services, maintenance and other increased to $3.2 million in the six months ended July 31, 2005 from $3.0 million in the six months ended July 31, 2004. The cost of outsourcers, often used in the implementation of Optio’s products at customer sites, increased $150,000 between periods. During the second half of the six months ended July 31, 2005, much of Optio’s internal consulting team has been used to assist with the beta introduction of select Optio products and thus a heavier use of external consultants was required during that time period. In addition, there was a $150,000 increase in salaries between the two periods, primarily the result of additional employee and salary raises given to Optio employees effective April 2005. However, the increase in salaries was offset by cost savings of direct expenses of these departments.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased 6% to $5.6 million from $5.3 million for the six months ended July 31, 2005 and 2004, respectively. Sales and marketing expenses were 39% and 38%, respectively, of total revenue for the same periods. Direct marketing expenditures increased $250,000 between the two periods. In addition, Optio increased its sales and marketing headcount by ten individuals over the previous year, although most were added near the end of the three months ended July 31, 2005, resulting in increased salaries of approximately $100,000. These increases in costs were offset by other minor reductions in expenses such as commissions, consulting fees and travel expenses.

Research and Development

Research and development expenses increased to $2.6 million in the six months ended July 31, 2005 from $2.2 million in the six months ended July 31, 2004. This increase was primarily due to the increase in headcount from 33 employees as of July 31, 2004 to 45 employees as of July 31, 2005, which included the addition of the Vertisoft employees as of August 10, 2004, which resulted in an additional $442,000 in salaries.

General and Administrative

General and administrative expenses decreased to $2.0 million in the six months ended July 31, 2005 from $2.1 million in the six months ended July 31, 2004. The decrease in general and administrative expenses primarily resulted from a decrease in bad debt expense of $90,000, savings on various insurance policies of approximately $30,000, offset by increased legal fees of approximately $50,000.

Depreciation and Amortization

Depreciation and amortization expense increased to $431,000 from $177,000 for the six months ended

July 31, 2005 and 2004, respectively. This increase was due in part to the addition of $215,000 of amortization expense in the six months ended July 31, 2005, related to the intangible assets acquired in the Vertisoft acquisition on August 10, 2004.

Interest Income

Interest income increased to $116,000 from $83,000 in the six months ended July 31, 2005 and 2004, respectively, primarily the result of the increased interest rate applied to the principal of the M2 Systems note receivable.

Interest Expense

Interest expense decreased to $4,000 from $7,000 in the six months ended July 31, 2005 and 2004, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $5.5 million in cash and cash equivalents at July 31, 2005.

The following table sets forth certain selected statement of cash flow information for the six months ended July 31, 2005:

Net cash provided by operations	$66,000
Net cash used in investing activities	(31,000)
Net cash provided by financing activities	56,000
Net increase in cash and cash equivalents	28,000

Cash provided by operations resulted from net income of $154,000, plus a $451,000 add-back of non-cash depreciation, amortization and deferred tax expense, less changes in working capital of $539,000, resulting in a $66,000 inflow of cash from operations. The major component of the $539,000 working capital changes was the Company’s use of funds to pay down accrued expenses by approximately $359,000, primarily representing the payment of Optio’s year-end commissions and bonuses and other year-end expenses such as audit fees. Optio also prepaid several of its renewed insurance policies and marketing expenses, resulting in a $205,000 cash outflow. In addition, an increase in Optio’s accounts receivable reduced Optio’s cash available by $392,000. Finally, a decrease in Optio’s deferred revenue created a positive source of working capital funds of $282,000. In investing activities, Optio received $159,000 in payments on the receivable from M2 Systems and purchased $190,000 of property and equipment in the ordinary course of business. Optio’s financing activities included receipts of $100,000 from the exercise of stock options, offset by payments of capital lease obligations of $44,000.

On April 27, 2005 Optio extended the line of credit with its bank through April 21, 2006. The line of credit bears interest at the prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of accounts receivable. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and EBITDA requirements and restrictions on dividends. Optio was in compliance with its required financial covenants as of April 30, 2005. During fiscal year 2006, Optio estimates that it will have approximately $2.0 million available for borrowings under this line of credit based upon Optio’s historical accounts receivable balance. There were no borrowings under the line of credit during the six months ended July 31, 2005.

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

On August 10, 2004, Optio acquired VertiSoft Corporation. The terms of the purchase include future conditional cash payments of $225,000 to be paid out in various installments over the following two years, contingent upon the achievement of certain customer retention and product development goals. Optio paid the first installment of $75,000 subsequent to July 31, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES-EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of July 31, 2005, and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Optio’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, because of the inherent limitations in all control systems, no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. We will conduct periodic evaluations of our internal controls and procedures and will enhance them, where necessary.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Optio held its Annual Meeting of Shareholders on June 16, 2005. There were present at the Annual Meeting in person or by proxy, holders of 18,612,970 shares of common stock entitled to vote. The following directors were elected and qualified, with the votes for each director being reflected below:

Name	Term	Votes For	Votes Withheld
F. Barron Hughes	Class III term to expire on the date of the annual meeting of shareholders to be held in 2008	18,530,378	82,592

The directors holding office on the date of the meeting whose term had not expired remained in office. Such directors were C. Wayne Cape, David T. Leach, G. Robert Beck and Ronald G. Diener.

The appointment of BDO Seidman, LLP as Optio Software, Inc.’s independent registered public accounting firm for the fiscal year ending January 31, 2006, was ratified with 18,228,561 affirmative votes cast, 374,033 negative votes cast and 10,376 abstentions.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.

(b) Reports on Form 8-K

(a	)	A form 8-K was filed on June 14, 2005 to furnish the Company’s first quarter earnings press release dated June 13, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of September, 2005.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer