Form 10-Q
period 2005-10-31
OPTIO SOFTWARE INC
filed 2005-12-15
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act):    Yes  ☐    No  ☒

There were 21,603,106 shares of the Registrant’s common stock outstanding as of December 14, 2005.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended October 31, 2005

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, integration of acquired entities, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable and notes receivable (specifically, the note receivable from M2 Systems Corporation), fluctuations in operating results because of acquisitions or dispositions, failure to integrate new products and newly acquired companies, diversion of management resources relating to acquisitions, reduction in cash reserves relating to acquisitions, challenges relating to acquisitions and the possibility that this may cause Optio to no longer be profitable, the negative effective on Optio’s earnings relating to the amortization or potential write-down of acquired assets or goodwill, failure to retain the business relationships with existing customers from acquisitions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability to develop new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to this Quarterly Report on Form 10-Q. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2005	October 31, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,433,000	$6,415,000
Accounts receivable, net	4,734,000	4,295,000
Prepaid expenses and other current assets	425,000	529,000
Notes receivable from related party	5,000	5,000
Current portion of note receivable from M2	353,000	323,000

Total current assets	10,950,000	11,567,000
Property and equipment, net	668,000	622,000
Other assets:
Note receivable from M2, net of impairment reserve of $900,000, less current portion	2,008,000	1,800,000
Goodwill	1,748,000	1,846,000
Other intangible assets, net	2,030,000	1,712,000
Other	91,000	108,000

Total assets	$17,495,000	$17,655,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$932,000	$787,000
Accrued expenses	2,000,000	1,749,000
Current portion of capital lease obligations	86,000	26,000
Deferred revenue	6,458,000	6,768,000

Total current liabilities	9,476,000	9,330,000

Capital lease obligations, less current portion	7,000	1,000
Other long-term liabilities	85,000	63,000

Total liabilities	9,568,000	9,394,000
Shareholders’ equity:
Common stock	52,240,000	52,453,000
Accumulated deficit	(44,431,000)	(44,271,000)
Accumulated other comprehensive income	118,000	79,000

Total shareholders’ equity	7,927,000	8,261,000

Total liabilities and shareholders’ equity	$17,495,000	$17,655,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended October 31,
	2004	2005
Revenue:
License fees	$1,783,000	$2,078,000
Subscription fees	417,000	542,000
Services, maintenance, and other	4,449,000	4,460,000

	6,649,000	7,080,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	121,000	187,000
Services, maintenance, and other	1,406,000	1,609,000

	1,527,000	1,796,000

	5,122,000	5,284,000

Operating expenses:
Sales and marketing	2,538,000	2,852,000
Research and development	1,089,000	1,311,000
General and administrative	962,000	957,000
Depreciation and amortization	221,000	202,000

	4,810,000	5,322,000

Income (loss) from operations	312,000	(38,000)
Other income (expense):
Interest income	38,000	69,000
Interest expense	(3,000)	(10,000)
Other	4,000	(1,000)

	39,000	58,000

Income before income taxes	351,000	20,000
Income tax expense (benefit)	(2,000)	14,000

Net income	$353,000	$6,000

Net income per share – basic	$0.02	$0.00

Net income per share – diluted	$0.02	$0.00

Weighted average shares outstanding – basic	20,632,738	21,093,459

Weighted average shares outstanding – diluted	23,532,892	23,809,293

Comprehensive income:
Net income	$353,000	$6,000
Foreign currency translation adjustment	35,000	5,000

Comprehensive income	$388,000	$11,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Nine Months Ended October 31,
	2004	2005
Revenue:
License fees	$7,243,000	$6,833,000
Subscription fees	417,000	1,577,000
Services, maintenance, and other	12,989,000	12,965,000

	20,649,000	21,375,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	444,000	544,000
Services, maintenance, and other	4,361,000	4,785,000

	4,805,000	5,329,000

	15,844,000	16,046,000

Operating expenses:
Sales and marketing	7,853,000	8,461,000
Research and development	3,247,000	3,905,000
General and administrative	3,095,000	3,001,000
Depreciation and amortization	398,000	633,000

	14,593,000	16,000,000

Income from operations	1,251,000	46,000
Other income (expense):
Interest income	121,000	185,000
Interest expense	(10,000)	(14,000)
Other	42,000	(15,000)

	153,000	156,000

Income before income taxes	1,404,000	202,000
Income tax expense	56,000	42,000

Net income	$1,348,000	$160,000

Net income per share – basic	$0.07	$0.01

Net income per share – diluted	$0.06	$0.01

Weighted average shares outstanding – basic	19,855,566	20,918,084

Weighted average shares outstanding – diluted	23,124,753	24,033,407

Comprehensive income:
Net income	$1,348,000	$160,000
Foreign currency translation adjustment	9,000	(39,000)

Comprehensive income	$1,357,000	$121,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2005	20,854,265	$52,240,000	$(44,431,000)	$118,000	$7,927,000
Comprehensive income, net of tax:
Net income	—	—	160,000		160,000
Foreign currency translation adjustment	—	—	—	(39,000)	(39,000)

Comprehensive income					121,000
Exercise of stock options	358,850	213,000	—		213,000

Balance at October 31, 2005	21,213,115	$52,453,000	$(44,271,000)	$79,000	$8,261,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31,
	2004	2005
Cash flows from operating activities:
Net income	$1,348,000	$160,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	290,000	317,000
Amortization of intangibles	108,000	318,000
Provision for doubtful accounts	48,000	—
Provision for deferred taxes	—	30,000
Changes in operating assets and liabilities:
Accounts receivable	1,518,000	319,000
Prepaid expenses and other current assets	(131,000)	(142,000)
Accounts payable	(1,000)	(126,000)
Accrued expenses	(1,623,000)	(282,000)
Income taxes payable	(1,000)	—
Deferred revenue	(817,000)	402,000

Net cash provided by operating activities	739,000	996,000

Cash flows from investing activities:
Purchases of property and equipment	(326,000)	(264,000)
Purchase of VertiSoft business	(348,000)	—
Contingent payment under Vertisoft purchase agreement	—	(75,000)
Repayment of note receivable from M2 Systems	243,000	238,000

Net cash used in investing activities	(431,000)	(101,000)

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(1,140,000)	(66,000)
Proceeds from exercise of stock options	216,000	213,000

Net cash provided by (used in) financing activities	(924,000)	147,000

Impact of foreign currency rate fluctuations on cash	42,000	(60,000)
Net increase in cash and cash equivalents	(574,000)	982,000

Cash and cash equivalents at beginning of period	5,328,000	5,433,000

Cash and cash equivalents at end of period	$4,754,000	$6,415,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$10,000	$13,000

Income taxes paid	$59,000	$12,000

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2005, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 29, 2005. Results of operations for the three and nine months ended October 31, 2005 are not necessarily indicative of the results for the year ending January 31, 2006.

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

Pro forma information regarding net income required by SFAS 123 Accounting for Stock-Based Compensation, requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the three months ended October 31, 2004 and 2005, and the nine months ended October 31, 2004 and 2005: risk-free interest rates of 4.03% and 4.17% for the three months ended October 31, 2004 and 2005, respectively; risk-free interest rates of 3.96% and 4.14% for the nine months ended October 31, 2004 and 2005, respectively; no dividend yield; volatility of 148% and 138% for the three months ended October 31, 2004 and 2005, respectively; volatility of 148% and 138% for the nine months ended October 31, 2004 and 2005, respectively; and an expected life of the options of 7.31 years for the three and nine months ended October 31, 2004 and 7.37 years for the three and nine months ended October 31, 2005.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the three months ended October 31, 2004 and 2005 equaled $1.10 and $0.99 per share, respectively. The weighted-average fair value of options granted during the nine months ended October 31, 2004 and 2005 equaled $1.18 and $1.17 per share, respectively. The Company’s pro forma information as determined using the fair value method of accounting under SFAS 123, was as follows:

	Three Months Ended October 31,
	2004	2005
Net income as reported	$353,000	$6,000
Deduct: Compensation cost using the fair value method	(103,000)	(76,000)

Pro forma net income (loss)	$250,000	$(70,000)

Net income (loss) per share as reported – basic and diluted	0.02	0.00
Pro forma net income (loss) per share – basic and diluted	0.01	0.00

	Nine Months Ended October 31,
	2004	2005
Net income as reported	$1,348,000	$160,000
Deduct: Compensation cost using the fair value method	(297,000)	(293,000)

Pro forma net income (loss)	$1,051,000	$(133,000)

Net income per share as reported – basic	0.07	0.01
Net income per share as reported – diluted	0.06	0.01
Pro forma net income (loss) per share – basic and diluted	0.05	(0.01)

Goodwill and Other Intangible Assets

The Company acquired goodwill and other intangible assets in connection with the acquisition of VertiSoft Corporation (“VertiSoft”) in August 2004. Under the purchase method of accounting pursuant to SFAS 141, the total purchase price was allocated to the acquired entity’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The excess of the purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired was recorded as goodwill. In accordance with SFAS 142, goodwill and intangible assets with indefinite lives resulting from business combinations have not been amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present) while identifiable intangible assets with finite lives are being amortized over their estimated useful lives. In the event that the Company’s management determines that the value of goodwill or intangible assets has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has selected August 1 as its annual impairment testing date for its goodwill. The Company performed an analysis comparing the fair value of the reporting units with the carrying value of such reporting units, including goodwill, and determined that no impairment of its goodwill existed.

As of October 31, 2005, the gross carrying amount and the accumulated amortization by major intangible asset class is as follows:

Intangible Asset	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11.5 years	$1,260,000	$209,000	$1,051,000
Technology	3 months – 5 years	893,000	296,000	597,000
Non-compete agreement	5 years	85,000	21,000	64,000

3. Net Income per Share

Net income per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of net income per share:

	Three months ended October 31,
	2004	2005
Net income	$353,000	$6,000

Weighted average shares outstanding – basic	20,632,738	21,093,459
Dilutive securities	2,900,154	2,715,834

Weighted average shares outstanding – diluted	23,532,892	23,809,293

Net income per share – basic and diluted	$0.02	$0.00

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	786,765	1,698,513

	Nine months ended October 31,
	2004	2005
Net income	$1,348,000	$160,000

Weighted average shares outstanding – basic	19,855,566	20,918,084
Dilutive securities	3,269,187	3,115,323

Weighted average shares outstanding – diluted	23,124,753	24,033,407

Net income per share – basic	$0.07	$0.01

Net income per share – diluted	$0.06	$0.01

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	634,829	1,021,053

4. Segment and Geographic Information

The Company is organized around geographic areas. Optio’s U.S. operations and Optio Europe represent Optio’s two reportable segments. Optio’s other foreign subsidiary, Optio Software, Asia Pacific, is classified as “Other”. Optio Software, Asia Pacific was legally dissolved in December 2004. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

Segment information for the three and nine months ended October 31, 2004 and 2005 is summarized below.

Three Months ended October 31, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,417,000	$366,000	$—	$1,783,000	$—	$1,783,000

Services, maintenance and other	3,715,000	734,000		4,449,000	—	4,449,000
Subscription Revenue	399,000	18,000	—	417,000		417,000
Inter-segment revenue	102,000	42,000	—	144,000	(144,000)	—

Total revenue	5,633,000	1,160,000	—	6,793,000	(144,000)	6,649,000
Interest income	38,000	—	—	38,000	—	38,000
Interest expense	3,000	—	—	3,000	—	3,000
Depreciation and amortization	206,000	15,000	—	221,000	—	221,000
Income tax benefit (expense)	(4,000)	2,000	—	(2,000)	—	(2,000)
Segment income (loss) before income taxes	502,000	(151,000)	—	351,000	—	351,000
Segment net income (loss)	506,000	(153,000)	—	353,000	—	353,000
Total segment assets	17,749,000	3,332,000	87,000	21,168,000	(5,087,000)	16,081,000
Expenditures for long-lived assets	133,000	12,000	—	145,000	—	145,000

Three Months ended October 31, 2005	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,671,000	$407,000	$—	$2,078,000	$—	$2,078,000

Services, maintenance and other	3,742,000	718,000	—	4,460,000	—	4,460,000
Subscription Revenue	542,000	—	—	542,000		542,000
Inter-segment revenue	61,000	21,000	—	82,000	(82,000)	—

Total revenue	6,016,000	1,146,000	—	7,162,000	(82,000)	7,080,000
Interest income	69,000	—	—	69,000	—	69,000
Interest expense	10,000	—	—	10,000	—	10,000
Depreciation and amortization	195,000	7,000	—	202,000	—	202,000
Income tax benefit	14,000	—	—	14,000	—	14,000
Segment income before income taxes	9,000	11,000	—	20,000	—	20,000
Segment net income (loss)	(5,000)	11,000	—	6,000	—	6,000
Total segment assets	17,732,000	3,236,000	—	20,968,000	(3,313,000)	17,655,000
Expenditures for long-lived assets	69,000	5,000	—	74,000	—	74,000

Nine Months ended October 31, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$5,756,000	$1,487,000	$—	$7,243,000	$—	$7,243,000

Services, maintenance and other	10,963,000	2,026,000	—	12,989,000	—	12,989,000
Subscription Revenue	399,000	18,000	—	417,000		417,000
Inter-segment revenue	315,000	167,000	—	482,000	(482,000)	—

Total revenue	17,433,000	3,698,000	—	21,131,000	(482,000)	20,649,000
Interest income	116,000	5,000	—	121,000	—	121,000
Interest expense	10,000	—	—	10,000	—	10,000
Depreciation and amortization	386,000	12,000	—	398,000	—	398,000
Income tax expense	54,000	2,000	—	56,000	—	56,000
Segment income (loss) before income taxes	1,523,000	(119,000)	—	1,404,000	—	1,404,000
Segment net income (loss)	1,469,000	(121,000)	—	1,348,000	—	1,348,000
Total segment assets	17,749,000	3,332,000	87,000	21,168,000	(5,087,000)	16,081,000
Expenditures for long-lived assets	284,000	42,000	—	326,000	—	326,000

Nine Months ended October 31, 2005	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$5,542,000	$1,291,000	$—	$6,833,000	$—	$6,833,000

Services, maintenance and other	10,933,000	2,032,000	—	12,965,000	—	12,965,000
Subscription revenue	1,577,000	—	—	1,577,000		1,577,000
Inter-segment revenue	241,000	75,000	—	316,000	(316,000)	—

Total revenue	18,293,000	3,398,000	—	21,691,000	(316,000)	21,375,000
Interest income	184,000	1,000	—	185,000	—	185,000
Interest expense	14,000	—	—	14,000	—	14,000
Depreciation and amortization	608,000	25,000	—	633,000	—	633,000
Income tax expense	42,000	—	—	42,000	—	42,000
Segment income (loss) before income taxes	490,000	(288,000)	—	202,000	—	202,000
Segment net income (loss)	448,000	(288,000)	—	160,000	—	160,000
Total segment assets	17,732,000	3,236,000	—	20,968,000	(3,313,000)	17,655,000
Expenditures for long-lived assets	239,000	25,000	—	264,000	—	264,000

5. Note Receivable

As further explained in Notes 3 and 4 of the Notes to Consolidated Financial Statements included in Optio’s Annual Report on Form 10-K, Optio holds a note receivable from M2 Systems Corporation (“M2

Systems”) as partial consideration for the sale by Optio of its Muscato Corporation (“Muscato”) and Translink Solutions Corporation business units. Under the terms of the note, M2 Systems was required to make payments of $100,000 each on September 1, 2003 and December 1, 2003 and a payment of $115,000 on June 1, 2004. M2 Systems failed to make these payments on their respective due dates; however, payment was made prior to an event of default. All payments subsequent to June1, 2004 have been made on their respective due dates.

During the third quarter of fiscal 2004, as a result of M2 Systems failure to make timely payments in the prior quarters, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to the Company, the Company would incur an additional loss of approximately $2.1 million.

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

6. Acquisition of VertiSoft Corporation

On August 10, 2004, Optio consummated the merger of VertiSoft Corporation (“VertiSoft”), a privately held Georgia corporation, and Optio Software II, Inc., a wholly owned subsidiary of Optio, whereby VertiSoft became the surviving wholly owned subsidiary of Optio. Subsequently, on September 15, 2004, VertiSoft was merged with and into Optio, with Optio remaining the surviving corporation. VertiSoft provides document management solutions designed to streamline information access and distribution for physicians and clinical, medical records and financial services staff through a single interface or Composite Patient View™. Its patented electronic document management system, QuickRecord, provides secure, individualized access to patient information retrieved from any system, inside or outside the enterprise. The primary reasons for the acquisition were that the QuickRecord product broadens the Company’s portfolio of healthcare solutions and establishes a subscription-based licensing model for a new line of solutions. The consideration given for all the common stock of VertiSoft included $350,000 in cash, the issuance of 1.5 million shares of Optio common stock, of which 310,000 shares are to be held in escrow for a period of 18 months to secure the indemnification obligations of the shareholders of VertiSoft, the issuance of options for the purchase of 340,000 shares of common stock and future conditional cash payments of $225,000 to be paid out in various installments over the following two years, contingent upon the achievement of certain customer retention and product development goals. A cash payment of $75,000 was paid on August 30, 2005 due to the satisfaction of certain contingences. The cash component of the consideration given was paid from funds generated from the on-going operations of Optio. The purchase price is as follows:

Cash paid in initial transaction	$348,000
Cash paid in contingent payment	75,000
Common stock issued (1,190,000 shares, excluding the 310,000 shares held in escrow)	1,309,000
Stock options issued	361,000
Acquisition costs	339,000

2,432,000

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

The purchase price was allocated to the assets and liabilities assumed based on their respective fair values on the date of acquisitions as follows:

Tangible assets acquired	$280,000
Liabilities assumed	(1,932,000)
Technology	839,000
Customer relationships	1,314,000
Non-compete agreement	85,000
Goodwill	1,846,000

$2,432,000

The technology is being amortized over periods ranging from three months to five years, the customer relationships are being amortized over 11.5 years and the non-compete agreement is being amortized over five years.

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

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio also offers consulting services, which provide customers with implementation assistance and training. No single customer accounted for 10% or more of Optio’s revenue for the three or nine months ended October 31, 2005 or 2004.

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

During the third quarter of 2004, as a result of M2 Systems’ failure to make timely payments in the prior quarters, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to Optio, Optio would incur an additional loss of approximately $2.1 million.

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

Pursuant to SFAS 142, Optio is required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. The first stage requires a comparison of the fair value of the reporting unit, in our case, the United States and European reporting units which contain the former VertiSoft Corporation and VertiSoft Limited business, to its net book value. If the fair value is greater than book value, no impairment is deemed to have occurred. If the fair value is less than book value, then the second stage must be completed to determine the amount, if any, of actual impairment. Optio has selected August 1 as its annual impairment testing date for its goodwill. The Company performed an analysis as of August 1, 2005, comparing the fair value of the reporting units with the carrying value of such reporting units, including goodwill, and determined that no impairment of its goodwill existed. While no impairment charge was determined to be necessary in the current year, the Company’s future assessments could lead management to determine that the goodwill is completely impaired, which would require the Company to record an impairment charge of $1.8 million.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment decisions. In estimating our fair value, we will make estimates and judgments about future revenues and cash flows. Our forecasts will be based upon assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge for all or a portion of the goodwill balance. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended October 31,
	2004	2005
Revenue:
License fees	27%	29%
Subscription fees	6	8
Services, maintenance and other	67	63

Total revenue	100	100

Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	3
Services, maintenance and other	21	23

Total cost of revenue	23	26

	77	74
Operating expenses:
Sales and marketing	38	40
Research and development	16	19
General and administrative	15	14
Depreciation and amortization	3	3

Total operating expenses	72	76

Income (Loss) from operations	5	0
Interest and other income	0	0

Income tax benefit		—

Net income	5%	0%

Revenues

Total revenues increased 6% to $7.1 million from $6.6 million for the three months ended October 31, 2005 and 2004, respectively.

License fees

Revenues from software licenses increased 17% to $2.1 million from $1.8 million for the three months ended October 31, 2005 and 2004, respectively. In the third quarter of fiscal year 2005, Optio’s ERP and Healthcare segments failed to close several contracts and as a result experienced a significant decline in software revenue in that quarter. In the third quarter of fiscal year 2006, Optio’s ERP team improved over the prior year, increasing software license revenue by approximately $175,000. Optio’s Healthcare team remained relatively consistent, as expected, as it makes the transition to primarily a subscription model. Optio’s other sales groups, including EMEA, US channels and installed base, each improved over the prior year as well, but to a lesser extent, for a total increase of $186,000.

Approximately $637,000 of Optio’s software license revenue during the three months ended October 31, 2005 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 31% of license revenue for Optio. During the three months ended October 31, 2004, Optio generated $503,000 of its software license revenue through partners, representing 28% of Optio’s license revenue.

Subscription fees

Subscription revenue increased to $542,000 in the three months ended October 31, 2005 from $417,000 in the three months ended October 31, 2004. Subscription revenue is a new revenue source added with the acquisition of Vertisoft on August 10, 2004. Because VertiSoft was acquired on August 10, 2004, Optio was unable to recognize the subscription revenue for the nine days prior to the acquisition, thus making the prior year subscription revenues less than the current year, which reflects a full three months. In addition, over the course of the previous year, Optio has been able to sign additional contracts and additional modules for existing contracts, increasing the monthly amount recognized on a subscription basis.

Services, maintenance and other

Revenues from services, maintenance and other increased to $4.5 million from $4.4 million during the three months ended October 31, 2005 and 2004, respectively. Services revenue decreased to $1.4 million from $1.7 million for the three months ended October 31, 2005 and 2004, respectively. Services revenue decreased primarily as a result of two factors. There was a $150,000 decline in training revenue in the US, resulting from a decrease in sales of training services, especially in Optio’s healthcare group, a result of the delay in the release of a new version of MedEx. In addition, the UK experienced higher than average consulting revenue in the three months ended October 31, 2004 due to significant license sales in the first two quarters of the year. As license sales in the UK declined in the fiscal 2006, year to date, we experienced an $80,000 decline in UK services revenue. Maintenance revenue increased $200,000 to $3.0 million in the three months ended October 31, 2005 from $2.8 million in the three months ended October 31, 2004. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

Because license fees revenue and subscription fees revenue increased significantly over the prior year, but services and maintenance revenue increased only slightly, license and subscription fees became a larger percentage of total revenue, as compared to the prior year. As Optio continues to add additional contracts to its subscription revenue, the subscription fees as a percentage of revenue will continue to grow as shown in the three months ended October 31, 2005. Revenues from licenses represented 29% of total revenue in the three months ended October 31, 2005 and 27% of total revenue in the three months ended October 31, 2004. Subscription revenue represented 8% and 6% of total revenue in the three months ended October 31, 2005 and 2004, respectively. Services, maintenance and other revenue constituted 63% and 67% of total revenue in the three months ended October 31, 2005 and 2004, respectively.

Costs of Revenues

Total costs of revenues increased 18% to $1.8 million in the three months ended October 31, 2005 from $1.5 million in the three months ended October 31, 2004.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses increased to $187,000 in the three months ended October 31, 2005 from $121,000 in the three months ended October 31, 2004, primarily the result of a $50,000 increase in royalties due to OEM partners.

Services, maintenance and other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other increased to $1.6 million in the three months ended October 31, 2005 from $1.4 million in the three months ended October 31, 2004. Optio’s internal implementation staff has been reduced and, as a result, during the three months ended October 31, 2005, Optio relied more heavily on external outsourcers. This resulted in a $190,000 increase in the cost of outsourcers in the three months ended October 31, 2005 as compared to the three months ended October 31, 2004. Although Optio’s internal implementation staff has been reduced, Optio’s support personnel has increased, and as a result, salaries between the two quarters have remained relatively consistent.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses increased 12% to $2.9 million from $2.5 million for the three months ended October 31, 2005 and 2004, respectively. Sales and marketing expenses were 40% and 38%, respectively, of total revenue for the same periods. Direct marketing expenditures remained relatively consistent between the three months ended October 31, 2005 and the three months ended October 31, 2004. However, salaries, commissions and bonuses increased by approximately $300,000 between the two quarters. Approximately $130,000 of this $300,000 increase was from increased commissions and bonuses resulting from increased revenues between the two quarters. The remaining $170,000 increase results from salary increases and from the addition of five supplemental sales and marketing employees.

Research and Development

Research and development expense consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses increased to $1.3 million from $1.1 million for the three months ended October 31, 2005 and 2004, respectively. In the three months ended October 31, 2004, Optio reversed an expense accrual of $105,000 for year-end bonuses, which management determined would not be paid. As there was no such reversal in the current year, expenses increased by this $105,000. In addition, while headcount remained consistent between the years at 43 employees, salaries increased by $75,000, a result of salary raises granted in April 2005.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses remained consistent at $1.0 million in both the three months ended October 31, 2005 and 2004.

Depreciation and Amortization

Depreciation and amortization expense decreased to $202,000 from $221,000 for the three months ended October 31, 2005 and 2004, respectively. This decrease was primarily the result of a decrease in amortization expense related to the VertiSoft acquisition as the intangible assets are amortized over their respective lives.

Interest Income

Interest income increased to $69,000 from $38,000 in the three months ended October 31, 2005 and 2004. Interest income primarily represents interest earned on the principal of the M2 Systems note receivable and has increased due to an increase in the interest rate on the note.

Interest Expense

Interest expense increased to $10,000 from $3,000 in the three months ended October 31, 2005 and 2004, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases, however in the three months ended October 31, 2005, Optio paid additional interest on a tax settlement.

Nine Months Ended October 31, 2005 Compared to Nine Months Ended October 31, 2004

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Nine Months Ended October 31,
	2004	2005
Revenue:
License fees	35%	32%
Subscription fees	2	7
Services, maintenance and other	63	61

Total revenue	100	100

Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	3
Services, maintenance and other	21	22

Total cost of revenue	23	25

	77	75
Operating expenses:
Sales and marketing	38	40
Research and development	16	18
General and administrative	15	14
Depreciation and amortization	2	3

Total operating expenses	71	75

Income from operations	6	0
Interest and other income	1	1
Income tax benefit	—	—

Net income	7%	1%

Revenues

Total revenues increased 4% to $21.4 million from $20.6 million for the nine months ended October 31, 2005 and 2004, respectively.

License fees

Revenues from software licenses decreased 6% to $6.8 million from $7.2 million for the nine months ended October 31, 2005 and 2004, respectively. Healthcare perpetual license revenues declined $400,000 between the first nine months of fiscal 2005 and fiscal 2006. As the healthcare sales force began to focus on subscription based revenue, Optio experienced an anticipated decline in its perpetual license revenue. In addition, license revenue from Optio’s European operations decreased $225,000 between the nine months ended October 31, 2004, and October 31, 2005. Optio’s European operations failed to close several contracts as expected during the first quarter of fiscal 2006. In the third quarter of fiscal year 2006, Optio’s perpetual license revenue improved over the prior year by approximately $250,000 for the nine months ended October 31, 2005. This was due to the failure of Optio to close several ERP perpetual license contracts in the third quarter of fiscal 2005. Sales across each of Optio’s other sales groups, including its install base and channels groups, remained relatively consistent between the two periods.

Approximately $1.8 million of Optio’s software license revenue during the nine months ended October 31, 2005 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 27% of license revenue for Optio. During the nine months ended October 31, 2004, Optio generated $1.7 million of its software license revenue through partners, representing 23% of Optio’s license revenue.

Subscription fees

Subscription revenue increased to $1.6 million in the nine months ended October 31, 2005 from $417,000 in the nine months ended October 31, 2004. Subscription revenue was a new revenue source added with the acquisition of Vertisoft on August 10, 2004. Subscription revenue has been reflected after the acquisition date and as a result, subscription revenue for the nine months ended October 31, 2005 is significantly higher than for the nine months ended October 31, 2004 as the nine months ended October 31, 2005 contains an additional six months and nine days of activity.

Services, maintenance and other

Revenues from services, maintenance and other remained constant at $13.0 million in the nine months ended October 31, 2005 and 2004, respectively. Services revenue decreased to $4.3 million for the nine months ended October 31,2005 from $4.5 million for the nine months ended October 31, 2004. Optio’s consulting revenue had declined in the first three months of this fiscal year, a result of the previous quarter’s decline in new license revenue. In the second quarter of this fiscal year, Optio began two large consulting engagements which increased the consulting revenue to levels consistent with the comparable prior year period. However, in the third quarter, there was a $150,000 decline in training revenue in the US, resulting from a decrease in sales of training services, especially in Optio’s healthcare group, a result of the delay in the release of a new version of our healthcare product. In addition, the UK experienced higher than average consulting revenue in the three months ended October 31, 2004 due to significant license sales in the first two quarters of the year. As license sales in the UK dropped in fiscal 2006 year to date, we experienced an $80,000 decline in services revenue. Maintenance revenue increased $200,000 to $8.7 million in the nine months ended October 31, 2005 from $8.5 million in the nine months ended October 31, 2004. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

With the introduction of subscription revenue during the third quarter of fiscal year 2005, fiscal year 2006 has had a full nine months of subscription revenue. Therefore, the revenue mix is now more heavily allocated towards subscription revenue. In the nine months ended October 31,2005, licenses fees represented 32%, subscription fees represented 7% and services, maintenance and other represented 61% of total revenue. Compared to the nine months ended October 31, 2004, license fees represented 35%, subscription fees represented 2% and services, maintenance and other represented 63% of total revenue.

Costs of Revenues

Total costs of revenues increased to $5.3 million in the nine months ended October 31, 2005 from $4.8 million for the nine months ended October 31, 2004.

Licenses

Costs of revenues from licenses increased to $544,000 in the nine months ended October 31, 2005 from $444,000 in the nine months ended October 31, 2004, primarily the result of approximately $165,000 in additional royalties due to OEM partners, offset by a $61,000 decline in referral fees.

Services, maintenance and other

Costs of revenues from services, maintenance and other increased to $4.8 million for the nine months ended October 31, 2005 from $4.4 million in the nine months ended October 31, 2004. Optio’s internal implementation staff has been reduced and was often used to assist in the beta introduction of select Optio products. As a result, during the nine months ended October 31, 2005, Optio relied more heavily on external outsourcers. This resulted in a $340,000 increase in the cost of outsourcers in the nine months ended October 31, 2005 as compared to the nine months ended October 31, 2004. Although Optio’s internal implementation staff has been reduced, Optio’s support personnel has increased, and as a result, salaries between the two periods increased by approximately $150,000.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased 8% to $8.5 million from $7.9 million for the nine months ended October 31, 2005 and 2004, respectively. Sales and marketing expenses were 40% and 38%, respectively, of total revenue for the same periods. Direct marketing expenditures increased approximately $200,000 between the two nine month periods. In addition, salaries, commissions and bonuses increased by approximately $400,000 between the two nine month periods. Approximately $130,000 of this $400,000 increase was from increased commissions and bonuses resulting from increased revenues between the nine month periods. The remaining $270,000 increase is the result of salary raises granted in April 2005 and from the addition of seven sales and marketing employees.

Research and Development

Research and development expenses increased to $3.9 million in the nine months ended October 31, 2005 from $3.2 million in the nine months ended October 31, 2004. This increase was primarily due to the additional cost of the Vertisoft employees that were included for the entire nine months ending October 31,2005; whereas, they were only included as of August 10, 2004, in the nine months ending October 31, 2004 which resulted in an additional $576,000 in salaries.

General and Administrative

General and administrative expenses decreased to $3.0 million in the nine months ended October 31, 2005 from $3.1 million in the nine months ended October 31, 2004. The decrease in general and administrative expenses primarily resulted from a decrease in bad debt expense of $120,000, savings on various insurance policies of approximately $20,000, offset by increased legal fees of approximately $80,000.

Depreciation and Amortization

Depreciation and amortization expense increased to $633,000 from $398,000 for the nine months ended October 31, 2005 and 2004, respectively. This increase was due in part to the addition of $215,000 of amortization expense in the nine months ended October 31, 2005, related to the intangible assets acquired in the VertiSoft acquisition on August 10, 2004.

Interest Income

Interest income increased to $185,000 from $121,000 in the nine months ended October 31, 2005 and 2004, respectively, primarily the result of the increased interest applied to the principal of the M2 Systems note receivable.

Interest Expense

Interest expense increased to $14,000 from $10,000 in the nine months ended October 31, 2005 and 2004, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $6.4 million and $4.8 million in cash and cash equivalents at October 31, 2005 and 2004, respectively.

The following table sets forth certain selected statements of cash flow information for the nine months ended October 31, 2005:

Net cash provided by operations	$996,000
Net cash used in investing activities	(101,000)
Net cash provided by financing activities	147,000
Net increase in cash and cash equivalents	982,000

Cash provided by operations was primarily the result of $160,000 in net income, plus a $665,000 add-back of non-cash depreciation and amortization expense and provision for deferred taxes, plus changes in working capital resulting in a $171,000 inflow of cash. The major component of such working capital changes was the Company’s use of funds to pay down accrued expenses and accounts payable by approximately $408,000, primarily representing the payment of Optio’s year-end commissions and bonuses and other year-end expenses such as audit fees. In addition, Optio prepaid several of its renewed insurance policies and other marketing expenses, resulting in a $142,000 cash outflow. This was partially offset by improved collections on accounts receivable resulting in additional cash inflow of $319,000. Finally, Optio’s deferred revenue increased $402,000, as Optio’s maintenance revenue and associated deferred maintenance billings increased. In investing activities, Optio received $238,000 in payments on the receivable from M2 Systems and purchased $264,000 of property and equipment in the ordinary course of business. Optio paid the first $75,000 installment of conditional cash payments under the terms of the VertiSoft purchase agreement. Optio’s financing activities included receipts of $213,000 from the exercise of stock options, offset by payments of capital lease and other debt obligations of $66,000.

On April 27, 2005 Optio extended the line of credit with its bank through April 21, 2006. The line of credit bears interest at the prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of accounts receivable. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and EBITDA requirements and restrictions on dividends. Optio was in compliance with its required financial covenants as of April 30, 2005. During fiscal year 2006, Optio estimates that it will have approximately $2.0 million available for borrowings under this line of credit based upon Optio’s historical accounts receivable balance. There were no borrowings under the line of credit during the nine months ended October 31, 2005.

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

On August 10, 2004, Optio acquired VertiSoft Corporation. The terms of the purchase included future conditional cash payments of $225,000 to be paid out in various installments over the following years, contingent upon the achievement of certain customer retention and product development goals. Optio paid the first $75,000 installment of conditional cash payments in August 2005. Thus, an additional $150,000 of conditional cash payments may be due over the following year.

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

ITEM 4. CONTROLS AND PROCEDURE-EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2005, and have concluded that, as of such date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of October 31, 2005, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1	Amendment No. 1 to Agreement and Plan of Reorganization, by and among Optio Software, Inc., Optio Software II, Inc., VertiSoft Corporation and Shareholders of VertiSoft Corporation, dated August 1, 2005.

31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.

(b)	Reports on Form 8-K

(a)	A form 8-K was filed on September 6, 2005 to furnish the Company’s second quarter earnings press release dated September 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of December, 2005.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer