Form 10-K
period 2006-01-31
OPTIO SOFTWARE INC
filed 2006-05-01
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Common Stock, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price for the Common Stock on July 31, 2005 as reported by the Over-the-Counter Bulletin Board, was approximately $14,200,920. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 21,753,700 shares of the Registrant’s common stock outstanding as of April 25, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

OPTIO SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2006

**	The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed not more than 120 days after January 31, 2006.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (this “Annual Report”) contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, integration of acquired entities, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, words such as “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable and notes receivable (specifically, the note receivable from M2 Systems Corporation), fluctuations in operating results because of acquisitions or dispositions, failure to integrate new products and newly acquired companies, diversion of management resources relating to acquisitions, reduction in cash reserves relating to acquisitions, challenges relating to acquisitions and the possibility that such acquisitions may cause Optio to no longer be profitable, the negative effect on Optio’s earnings relating to the amortization or potential write-down of acquired assets or goodwill, failure to retain the business relationships with existing customers from acquisitions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability in developing new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in Section 1.B. of this Annual Report. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q that Optio has filed. You are cautioned not to place undue reliance on the forward-looking statements in this Annual Report, which speak only as of the date hereof. Optio undertakes no obligation to publicly release any revisions to such forward-looking statements or reflect events or circumstances after the date of this Annual Report.

PART I

Item 1. BUSINESS

Optio Software, Inc. (“we”, “us”, “our”, the “Company” or “Optio”), incorporated in 1981 as a Georgia corporation, provides document automation and electronic health record solutions that enable organizations to achieve unprecedented speed, accuracy, functionality and quality in their inbound and outbound documents. Our infrastructure software and services enhance the form, content, distribution and availability of business critical information. Our software allows information stored within or created by an organization’s wide range of enterprise systems, applications or databases to be intelligently captured, transformed and customized in formats according to the business needs of an organization’s customers, suppliers and partners. The information is then delivered to the appropriate destinations, which include print, fax, e-mail, wireless devices, the web or archive. Optio’s software also allows information to be transformed into a wide variety of formats, languages and standards and enables customers to create customized documents, based on their specific business requirements. For example, customers can use our software to create and deliver customized business documents (invoices, purchase orders, packing slips, etc.) and business-to-business transactions around the globe by web, e-mail, fax or print. In addition, Optio’s solutions can accept inbound documents from third parties such as suppliers and customers, capture and store their image for later retrieval, extract transactional data and inject them into operational workflows or integrate their data into a company’s enterprise systems. Optio’s solutions are non-intrusive and can be deployed without modifying the software or the business processes that created the original information. We reduce the cost and complexity of document-centric business processes while extending the value of existing technology investments.

We engage primarily in the development, sale and support of software for companies located principally in the United States and Europe. In Optio’s first 18 years, the Company’s primary business consisted of providing software and services that addressed organizations’ needs for customized information delivered via print, fax and e-mail to users of enterprise and healthcare applications. The type of solution that provides this functionality was traditionally known as a distributed output management solution.

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

Most recently, Optio has focused on expanding from managing output only to managing the lifecycle of transactional documents. Optio has focused its development on features and functionality that enhance a customer’s ability to manage documents, thus positioning the Company as a provider of document centric business process solutions. In 2003, Optio introduced Optio Print ManagerTM, enabling reliable print delivery and a centralized management console for accessing printers and monitoring their status. In 2004, Optio introduced Optio Imaging SolutionsTM, the Company’s intelligent data capture, imaging and web-accessible archive solution that allows documents to be scanned, indexed and archived according to a customer’s defined needs, and extracts transactional data and integrates it with enterprise systems. During fiscal year 2006, we partnered with various consulting groups to help develop application specific adapters to the Optio Imaging Solutions, thus enabling Optio to provide specific strategic document automation solutions for Oracle, QAD and SAP endusers, including, for example, procure-to-pay and order-to-cash solutions. These products represent the foundation of the Optio Business Process SolutionTM. Optio Business Process Solutions allow customers to automate manual processes, transform documents into automated transactions and provides on-line access to critical business information. Optio Business Process Solution are specifically designed to streamline error-prone manual processes associated with invoices and other paper documents and help customers achieve faster, more accurate procure-to-pay, order-to-cash and other document-intensive business processes.

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

Internet Website

Optio’s Internet website can be found at www.optiosoftware.com or www.optio.com. We also maintain a healthcare specific website at www.optiohealthcare.com. We make available free of charge or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statements and Forms 3, 4 and 5 filed by directors and executive officers and amendments to those reports as soon as reasonably practicable after such material is filed or furnished to the SEC. These filings may be accessed by clicking on the Investor Relations page under “Company” on our home page, and then by clicking on “SEC Filings” for a direct link to Optio’s SEC filings on the SEC website, at www.sec.gov. Additionally, Optio’s Code of Ethics for Financial Officers may be found on the Optio website. From time to time, corporate governance materials on our website may be updated to comply with rules issued by the SEC or as desirable to promote the effective governance of Optio. In addition, amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website. Any stockholder wishing to receive, without charge, a copy of any of the Optio SEC filings or the Code of Ethics should write to the Secretary, Optio Software, Inc., 3015 Windward Plaza, Windward Fairways II, Atlanta, Georgia 30005.

The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be construed as part of this Annual Report.

Wholly-Owned Subsidiaries

Optio currently has two wholly-owned foreign subsidiaries, Optio Software Europe, S.A. (“Optio Europe”) and VertiSoft Limited (“VertiSoft UK”). Optio Europe, a software product distributor in Europe, was acquired in August 1998, providing an entry into European markets. Optio Europe is directly involved in the sales, marketing and support activities for Optio’s products throughout mainland Europe and the United Kingdom through its wholly-owned subsidiaries Optio Software Deutschland GmbH (“Optio Germany”), formed in December 2002, and Optio Software UK, Pvt. Limited (“Optio UK”). VertiSoft UK was directly involved in the sales and marketing activities for certain customers acquired with VertiSoft, but has since assigned those contracts to Optio UK and ceased operations. VertiSoft UK was acquired as a subsidiary of VertiSoft. VertiSoft merged into Optio on September 15, 2004. Optio previously had a wholly-owned foreign subsidiary in Australia, Optio Software, Asia Pacific (“Optio Australia”), which was closed in September 2002, and legally terminated in December 2004. The Company continues to market in the Asian Pacific region through various software resellers.

Segment Information

Optio is organized around geographic areas. Optio’s U.S. operations and European operations, which includes Optio Europe and VertiSoft UK, represent Optio’s current two reportable segments. Optio’s former Australian subsidiary is classified as “Other”. The foreign locations principally function as distributors of products developed by Optio in the United States. Optio attributes revenue to its operating segments based upon the location of the subsidiary originating the sale, which is typically the geographic location where the software is installed. The accounting policies, as described in the summary of significant accounting policies in Optio’s consolidated financial statements, are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

Segment information for the fiscal years ended January 31, 2004, 2005 and 2006 is summarized below.

Year ended January 31, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,476,000	$1,729,000	—	$10,205,000	$—	$10,205,000
Services, maintenance and other	14,633,000	2,469,000	8,000	17,110,000	—	17,110,000
Intersegment revenue	481,000	133,000	—	614,000	(614,000)	—

Total revenue	23,590,000	4,331,000	8,000	27,929,000	(614,000)	27,315,000
Interest income	171,000	—	—	171,000	—	171,000
Interest expense	17,000	—	—	17,000	—	17,000
Depreciation and amortization	489,000	64,000	—	553,000	—	553,000
Income tax expense (benefit)	(205,000)	3,000	—	(202,000)	—	(202,000)
Segment income (loss) before income taxes	1,623,000	(460,000)	6,000	1,169,000	—	1,169,000
Segment net income (loss)	1,828,000	(463,000)	6,000	1,371,000	—	1,371,000
Total segment assets	15,648,000	3,088,000	87,000	18,823,000	(4,577,000)	14,246,000
Expenditures for long-lived assets	157,000	7,000	—	164,000	—	164,000

Year ended January 31, 2005	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,050,000	$2,125,000	$—	$10,175,000	$—	$10,175,000
Subscription fees	894,000	36,000	—	930,000	—	930,000
Services, maintenance and other	14,467,000	2,795,000	—	17,262,000	—	17,262,000
Intersegment revenue	447,000	202,000	—	649,000	(649,000)	—

Total revenue	23,858,000	5,158,000	—	29,016,000	(649,000)	28,367,000
Interest income	182,000	5,000	—	187,000	—	187,000
Interest expense	12,000	—	—	12,000	—	12,000
Depreciation and amortization	596,000	17,000	—	613,000	—	613,000
Income tax expense	83,000	12,000	—	95,000	—	95,000
Segment income (loss) before income taxes	2,132,000	(384,000)	—	1,748,000	—	1,748,000
Segment net income (loss)	2,049,000	(396,000)	—	1,653,000	—	1,653,000
Total segment assets	16,892,000	3,690,000	—	20,582,000	(3,087,000)	17,495,000
Expenditures for long-lived assets	773,000	45,000	—	818,000	—	818,000

Year ended January 31, 2006	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$7,993,000	$1,965,000	$—	$9,958,000	$—	$9,958,000
Subscription fees	2,125,000	40,000	—	2,165,000	—	2,165,000
Services, maintenance and other	14,795,000	2,703,000	—	17,498,000	—	17,498,000
Intersegment revenue	351,000	120,000	—	471,000	(471,000)	—

Total revenue	25,264,000	4,828,000	—	30,092,000	(471,000)	29,621,000
Interest income	269,000	—	—	269,000	—	269,000
Interest expense	14,000	—	—	14,000	—	14,000
Depreciation and amortization	824,000	37,000	—	861,000	—	861,000
Income tax expense	52,000	5,000	—	57,000	—	57,000
Segment income (loss) before income taxes	1,214,000	(259,000)	—	955,000	—	955,000
Segment net income (loss)	1,162,000	(264,000)	—	898,000	—	898,000
Total segment assets	19,333,000	3,788,000	—	23,121,000	(3,423,000)	19,698,000
Expenditures for long-lived assets	407,000	63,000	—	470,000	—	470,000

Optio’s European operations generated revenue from licenses, subscription fees and services to customers, excluding intersegment revenue, of $4.7 million in the year ended January 31, 2006, representing 16% of total revenue, compared to $5.0 million in the year ended January 31, 2005, representing 17% of total revenue and compared to $4.2 million in the year ended January 31, 2004, representing 15% of total revenue.

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

Further research conducted by the Company through its Customer Advisory Board (“CAB”) indicates that extending the current solution set to manage more elements and interactions that comprise an organization’s document-intensive business processes (e.g. inbound and outbound documents and interactions relating to procurement processes) would be of value. This approach, which is known collectively as business process management, is a further extension of the Content Management market and per International Data Corporation’s figures quoted in a May 2004 article in Information Week, grew to over $1 billion dollars in 2004; a growth rate of more than 100%.

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

Certain components of Optio’s technology have been developed by other manufacturers. In some cases, these other manufacturers, also known as Original Equipment Manufacturers (“OEM”), have granted Optio a license to embed their technology within Optio’s products for re-licensing to end-users. In other cases, Optio has a value-added reseller agreement in place, which allows Optio to resell the manufacturer’s product as a part of Optio’s own solution set. These agreements provide for a minimum two or three-year contractual commitment; however, the contract may be terminated by either party thereafter with 90 days written notice. Termination of these agreements could have a material impact on Optio’s product offerings, strategic initiatives and results of operations.

Technical Advantages

Optio’s technology provides customers with the following advantages:

•	Transparency. Optio’s technology works with the existing hardware/software infrastructure and business processes of an enterprise and is transparent and non-intrusive to the user.

•	Preservation of Application Business Logic. Enterprise applications use many business rules to validate and control business information. Optio’s software works directly with the information produced by the execution of these business rules, which preserves the value and integrity of the original application business logic and security, and maintains the consistency of the information.

•	Ability to Work With Time Sensitive Data. Optio’s software works with business data as it is generated, not only after it has been stored in a database. Applications can therefore process time sensitive information much more effectively, getting the right information to the appropriate person at the right time.

•	Powerful Language. Optio’s proprietary Document Customization Language, the programming language that allows for documents or other output to be customized to the user’s needs, enables Optio’s software to address many complicated business information processing problems requiring large volumes of data. This same language allows Optio’s software to address many problems in the areas of e-business and information delivery that other programming languages and application servers cannot.

•	Ease of Use. The visual design approach used by Optio DesignStudioTM harnesses the power of Optio’s Document Customization Language and puts it into the hands of less technically savvy users without limiting access to the power of our technology.

•	Scope of Solution. Optio’s software can handle a wide variety of information sources, document formats and digital destinations, without requiring third party software.

•	Secure Internet Architecture. Optio’s software utilizes custom developed technology built on industry standards that allows the Company’s software to securely distribute and control the processing of information on the Internet.

Strategic Initiatives

Optio’s objective is to be a global innovator and the leading provider of solutions that transform and exchange vital business information. Optio is dedicated to helping its customers achieve long term success by reducing the cost and complexity of their document-centric business processes while extending the value of existing technology investments. To achieve these objectives, Optio intends to:

•	Establish our Business Process Solution Credentials with the Right Combination of Products, Messaging, Sales and Successful Implementations. In fiscal year 2004, Optio set forth its strategy to expand from managing output only, to managing the lifecycle of transactional documents. This meant that Optio might expand its product offering from products that enhance the flow of information from systems to people, to products that enhance the flow of information between systems and people. In other words, improved document formats and distribution may no longer be the sole intended result. Instead, overall improvement of document-intensive processes will require more collaboration and interaction. Comprehensive management of document-intensive processes is the goal, rather than mere document creation and delivery. With this strategy in mind, Optio set forth to create its Optio Business Process Solution suite. Optio introduced its Optio Imaging Solutions, its intelligent data capture, imaging and web-accessible archive and the first of its Optio Business Process Solution suite. We also partnered with various consulting groups to help develop application specific adapters to the Optio Imaging Solution, thus enabling Optio to provide specific strategic document automation solutions for Oracle, QAD and SAP end users. In fiscal 2007, Optio’s development team intends to focus on a new business process management product with multi-step interactive process functionality and enhanced document repository. With this combination of products,

Optio can build various process model solutions, beyond procure-to-pay and order-to cash. With the timely marketing of the unprecedented speed, accuracy, quality and financial savings resulting from the successful implementations of the Optio Imaging Solution already completed, Optio can uniquely position itself within the business process solution market to offer its customers a set of attractive software solutions.

•	Prepare the Organization to Meet the Challenges of the Business Process Solution Market. To meet the challenges of the business process solution (“BPS”) market, Optio has reorganized its sales force for fiscal year 2007, creating a team specifically focused on BPS sales. In addition, necessary training and hiring of qualified, BPS knowledgeable employees will be important to the successful implementation of our BPS strategy.

•	Strengthen the Focus and Performance of our Healthcare Division in the Urban and Rural Hospital Market. With the purchase of VertiSoft in August 2004, Optio acquired a subscription-based revenue model requiring customers to pay monthly contractual fees for the duration of long-term contracts, providing a more stable revenue recognition pattern. Optio continues to offer this subscription-based contract model for all of its healthcare products in an attempt to drive the subscription-based revenues in this market. The subscription-based revenue model lends itself to wider acceptance in the urban and rural healthcare markets, allowing the participants in such markets to overcome capital budget constraints and more rapidly adopt the technology solutions they need today. While Optio’s healthcare group will not exclusively focus on the urban and rural hospital markets, we intend to strengthen our marketing focus in these areas to increase our revenue.

Products

Software

Optio solutions manage and enhance mission-critical output from virtually any platform or operating system. Our products support output from initial design through the full document lifecycle and smoothly scale to meet new processing demands. Our software is divided into several solution sets: Output Solutions, Business Process Solutions and Healthcare Solutions.

Optio’s Output and Business Process Solutions are designed to meet the needs of the general business marketplace and Optio’s Healthcare Solutions are tailored to the special needs of the healthcare marketplace.

Optio’s Output Solutions include Optio e.ComIntegrate, Optio DesignStudio, Optio Fax, Optio Advanced Labeling and Optio Print Manager. Optio’s Business Process Solutions include Optio e.ComPresent, Optio Imaging Solutions and Optio’s Business Process Adapters.

Optio’s Healthcare Solutions include Optio MedForms, Optio DesignStudio, Optio Fax, Optio MedEx, Optio Advanced Labeling, Optio Patient Signature Capture and the Optio QuickRecord Suite.

In each case, Optio’s customers may purchase the entire solution or may purchase one or more of the software products that make up the particular solution. Typically, customers buy either Optio e.ComIntegrate or Optio MedEx as well as one or more other components of the applicable solution. The Optio e.ComIntegrate solution sets are designed for companies of different sizes and with varying functional needs across industries. Optio offers tiered solution sets that include Optio’s server technology, Optio e.ComIntegrate, and design tool, Optio DesignStudio, along with services and training to implement the solution. As advanced functions are required, customers can add support for XML, double-byte characters and presenting documents and reports to the web. Other components of the suite of products may include OptioFaxTM, our fax server product; Optio e.ComPresent, our web accessible document repository; Optio Print Manager, our application providing assured delivery and printer definition management; and Optio Imaging Solutions, our intelligent data capture, image and archive solution. Most of the revenue derived from the enterprise suite is attributable to Optio e.ComIntegrate, and most of the revenue derived from the healthcare suite is attributable to Optio Medex.

Optio Output Solutions

Optio e.ComIntegrate®	Optio’s e.ComIntegrate is the foundation of the Optio Enterprise Suite, providing the necessary software infrastructure to enable business-to-business transformation, and distribution of critical information. The software builds on the strength of Optio’s core technologies. Customers can add additional modules such as inbound and outbound processing of XML, enabling organizations to integrate operations and participate in e-marketplaces utilizing XML dialects such as CBL, cXML or ebXML, Double-Byte languages and Binary Large Object (“BLOB”). Organizations seeking to XML-enable their existing applications can map standard purchase orders, invoices, and shipping advice documents without requiring enterprise application modifications.

OptioDCSTM	OptioDCS is the precursor to Optio e.ComIntegrate and it provides the baseline capabilities for the creation of documents from application print streams. It captures information from enterprise, legacy and other applications by monitoring transactions and output such as print streams. It then performs calculations and other data transformations, formats business information and delivers it to printers, fax servers, e-mail servers, web servers, document archives and e-commerce servers. This product serves our reseller base of customers only, and targets customers needing reduced functionality.

Optio DesignStudioTM	Windows based software that allows users to model the map of information from applications, databases and files, create business rules and conditional logic to automate processing of the information, and then model the network of destinations to which the information is delivered. The Optio Enterprise or Healthcare Suite then processes, in real time, the design files it creates.

OptioFaxTM	Software that transmits and receives information using electronic fax standards and protocols to support business requirements for distributing enterprise information.

OptioReprintTM	Software that allows the user to browse, view and reprint recently submitted print jobs. OptioReprint allows users to quickly and easily reprint a document, set of documents or portion of a document to any printer without reconfiguring or returning to the original application.

Optio Print ManagerTM	Provides reliable delivery of business critical documents and information across the entire enterprise printing infrastructure. In addition, it allows for the management of the printing infrastructure, load balancing of print jobs, provides failover capability and measures the performance of the print assets from a central management console.

Optio Advanced Labeling TM	Allows organizations to generate thermal, bar-code and radio frequency identification (“RFID”) labels and print them on-demand from desktop computers and mobile devices.

Optio Enterprise ProcessPACKS	Substantially complete generic document templates for common forms such as purchase orders and checks, which facilitate the design of the information customization and delivery requirements for popular enterprise resource planning (“ERP”) applications like Oracle, QAD, PeopleSoft and others.

Optio Business Process Solutions

Optio Imaging SolutionsTM	Automatically reads, indexes and extracts information – including table and line item data - from unfamiliar, unstructured or semi-structured documents and business correspondence; and then automatically indexes and stores images in a centralized, web-accessible archive.

Optio e.ComPresentTM	E-business software that provides secure, browser-based presentation of customized information. Information can be grouped in pre-defined or user-specified folders for easy access. All information is fully indexed and supports familiar Internet search techniques. Users are alerted to the publication of new or updated information with subscription-based notifications that arrive via e-mail, pager, fax or printer. Optio e.ComPresent facilitates the delivery of customized information to support e-business initiatives like report distribution, information portals, online bill presentment and self-service applications.

Optio Business Process AdaptersTM	Provide integration of inbound data to and direct access to transactional business documents from enterprise applications such as Oracle E-business Suite, J.D. Edwards EnterpriseOne, QAD MFG/PRO and SAP mySAP Business Suite.

Optio Healthcare Solutions

Optio MedFormsTM	Forms the foundation of the Optio Healthcare Suite and is targeted to meet the specialized requirements of healthcare enterprises. It captures information from healthcare information systems by monitoring transactions and output such as print streams. It then performs calculations and other data transformations, formats patient, clinical, diagnostic and business information and delivers it to printers, fax servers, e-mail servers, web servers and document archives.

Optio MedExTM	Built on the foundation of Optio MedForms, but includes the HIPAA-SmartTM Technology which securely routes documents based on HL7 messages to various devices, and addresses HIPAA concerns such as audit logging, content filtering, and patient privacy and confidentiality. It also provides routing, reorganization and reproduction of healthcare information on demand, allowing users throughout a healthcare organization to quickly and easily generate patient documents without expensive embossers or preprinted labels, and provides temporary storage and access to patient information when primary healthcare systems are inoperative or unavailable.

Optio QuickRecord Intelligent HubTM	Consolidates documents into a logical view by patient for shared access throughout the enterprise. It also provides modular capabilities for accessing, delivering and completing the patient record, thus providing the basis for a complete composite patient view.

Optio QuickChart®	Intranet and remote access via the Internet, providing physicians and caregivers with a secure 24/7 self-service to all patient documents.

Optio QuickDeliveryTM	Automated document delivery of critical documents to point of need.

Optio QuickScanTM	Desktop imaging for scanning paper documents.

Optio QuickSignTM	Electronic signature authentication for physicians.

Optio Patient Signature Capture TM	Enables patients to sign documents using an electronic signature clipboard. The signature is embedded into an electronic document and then delivered to the input queue of a document repository such as the Optio QuickRecord Suite.

Optio e.ComPresent, Optio e.ComIntegrate, OptioFax, OptioReprint, Optio Print Manager, Optio Imaging Solutions	Equivalent in functionality to the products included in the Optio Enterprise Suite, but targeted to the healthcare market.

Optio Healthcare ProcessPACKS	Substantially complete generic document templates for common functions which facilitate the design of the information customization and delivery requirements for specific areas of healthcare operations such as Admissions, Discharge and Transfer, Patient Accounting and Business Office and Diagnostic Clinic.

Services

Consulting. Optio’s consulting services provide customers with expertise and assistance in evaluating, planning and implementing Optio’s software products. To ensure a successful implementation of Optio’s software products, the Company’s consultants assist customers with the evaluation, planning and design process, the initial installation of a system, the integration of Optio’s software products with the customer’s existing enterprise computing applications and ongoing training and upgrades. Management believes that consulting services enable rapid implementation of Optio’s software products, ensure success with the Optio solutions, strengthen the customer relationship and add to Optio’s industry-specific knowledge base.

While consulting services are optional and not essential to the functionality of the software, substantially all of Optio’s customers utilize these services to facilitate the rapid implementation of the software. These services are billed on an hourly or daily basis that varies based on the type of service provided.

Optio employs its own staff of consultants, systems analysts and technical personnel devoted to assisting customers in all phases of systems implementation, including evaluation, planning and design, customer-specific configuring of modules and on-site implementation or conversion from existing systems. In addition, Optio utilizes third party consultants, such as those from major systems integrators, to assist in certain implementations. For the year ended January 31, 2004, Optio outsourced approximately 50% of its services business. During the year ended January 31, 2005, Optio reduced its internal consulting staff to 12 employees from 15 employees in fiscal year 2004. In addition, select employees within the consulting services organization were given opportunities elsewhere within the Company, requiring us to rehire their positions and train the new employees. This required us to increase our use of outsourcers during fiscal year 2005. During the year ended January 31, 2006, Optio used a large majority of its internal consultants to test products and to perform installations of the latest release of MedEx, version 1.2, to its existing customers. As a result, we were required to further increase our use of outsourcers to meet the implementation demands of new customers. Approximately 70% of Optio’s consulting revenue during fiscal year 2006 was performed by outsourcers. Separately, seven additional employees are dedicated as training staff for internal, customer and partner training, as well as to developing curriculum materials for training programs.

Maintenance

Optio offers a comprehensive maintenance program that provides customer telephone support, as well as timely software updates and designated upgrades offering increased functionality and technology advances. Optio offers these services for a fee equal to a percentage of the current software license fee per annum. As of January 31, 2006, a majority of Optio’s customers had subscribed to the comprehensive maintenance support program. However, for customers who pay on a subscription basis, the maintenance fee is included in their subscription payments.

Research and Development

Overview

To maintain Optio’s competitive position, Optio must continually enhance its current products and introduce new features or functionality, specifically those which build upon the Company’s business process management strategy. Product development activities for the year ended January 31, 2006 were focused on (i) the introduction of Optio Patient Signature Capture, (ii) the development of a new business process management product with multi-step interactive process functionality and enhanced document repository, (iii) a new release of Optio e.ComPresent, version 2.2, (iv) a new release of the QuickRecord Suite, (v) a new design tool and document server platform and (vi) the introduction of various adapters to the Optio Imaging Solutions, which enable the product to perform application specific business processes. A project to re-architect Optio’s core design platform technology was terminated during the year due to the cost and the diversion of resources from marketable products. This core design platform technology was originally being developed in hopes of building a foundation, or core, that would speed the development of future products. When the desired results were not being achieved, the project was terminated. Although we may not achieve increased speed in the development process, the termination of this project will not hinder the development of future products.

During the year ended January 31, 2006, Optio spent $5.1 million, or 17% of revenue, on research and development activities, an increase from $4.6 million, or 16% of revenue, spent in the prior year. Optio has estimated that during the year ended January 31, 2006, personnel time spent on the above projects, and thus the associated percentage of the total $5.1 million spent on research and development, was divided as follows: 3% allocated to the introduction of Optio Patient Signature Capture; 14% to the development of a new business process management product; 3% to a new release of Optio e.comPresent, version 2.2; 29% to a new release of the QuickRecord Suite; 44% to a new design tool and document server platform; and 7% to the introduction of various adapters to the Optio Imaging Solutions.

Current development projects as of January 31, 2006 include (i) a new version of e.comPresent, scheduled for release in the second quarter of 2006, (ii) a complete QuickRecord Suite release which includes chart completion and deficiency management, scheduled for release in the first and second quarters of 2007, (iii) Optio’s new business process management solution with multi-step interactive process functionality, to be released in the third quarter of 2007, and (iv) a new design tool and document server platform, scheduled for release in the second quarter of 2007.

All of Optio’s research and development employees are located in the U.S. The products sold by Optio are developed in the U.S. and distributed to Optio’s foreign segments for resale.

Future Product Development Activities

In addition to completing the current development projects discussed above, product development activities for fiscal year 2006 and beyond are focused on supporting Optio’s strategic initiatives. In general, Optio intends to offer new features focused on improving business processes, partner alignment and seamless integration with partners, creating application transparency.

A major initiative for the year ending January 31, 2007 is the ongoing development of Optio’s new business process management solutions. On this platform, Optio will be able to design products which address multiple business process models. In addition, Optio intends to focus on product development that can be readily adapted for software as a service. In other words, multiple customers would be provided with remote access and management of Optio’s products located on a central server. To address Optio’s healthcare market, Optio intends to develop additional features for its QuickRecord Suite, including business process management support for QuickChart, coders work queue, tablet form entry and community health initiatives. Finally, Optio will continue to produce maintenance releases to repair software defects, to modify products to accommodate changes to partner software design and upgrade vendor supported application programming interfaces.

Retirement

In the future, Optio intends to no longer offer or support certain older versions of our existing products and the operating systems on which they operate. Optio is in the process of developing migration paths for our customers on these products and intends to retire certain products once the migration path is defined and communicated to our customer base.

Sales and Marketing

During the year ended January 31, 2006, approximately 73% of Optio’s software revenue was generated through Optio’s direct sales force, compared to 74% in the year ended January 31, 2005. Optio had 37, 36 and 38 U.S. sales representatives and sales support staff as of January 31, 2004, 2005, and 2006, respectively. Optio’s U.S. sales representatives are divided into teams that:

•	directly market to potential customers based on geographic regions in the manufacturing, retail and distribution industries, and other market segments;

•	directly market to potential customers in the healthcare industry; and

•	sell to resellers and distributors.

Optio’s international sales organization, focused on Europe, was composed of 10, 11, and 10 sales representatives as of January 31, 2004, 2005 and 2006, respectively.

The percentage of Optio’s license revenues generated through its worldwide reseller network remained consistent between the year ended January 31, 2005 and 2006, increasing only 1% from 26% in the prior year to 27% in the current year.

Optio’s marketing activities during the year ended January 31, 2006 were principally focused on trade shows and webinars where the Company was able to demonstrate its products and their capabilities. Other marketing promotions included direct mail and electronic media campaigns, editorial placements in various trade magazines, as well as distribution of product brochures and other literature to inform new and existing customers about our new product offerings.

Strategic Relationships

Optio has strategic relationships with third parties that help to market, sell, implement, support and enhance Optio’s solutions. These strategic relationships are discussed in the following paragraphs.

Distributor Relationships. Optio has relationships with distributors who market and resell Optio’s software. These distributors may also provide education, implementation and customization services for their customers. Optio’s major distributors include Harvest Technology and Deloitte Consulting Product Services LLC.

Independent Software Vendor/Value-Added Reseller Relationships. Optio has relationships with resellers that market and resell Optio’s software as a component of their own solutions and who often provide software-related education, implementation and customization services to their customers. These resellers have their own software solutions that typically address a specific market sector and utilize Optio’s software to enhance the functionality of their own solutions. Optio’s software is sold along with their own solutions under the Optio brand name. Optio’s major value-added resellers include Infor Global Solutions, Epicor, SunGuard Pentamation Inc. and Strategic Information Group.

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

Referral Relationships. Optio has established relationships with over 30 partners including QAD, Inc. (“QAD”), Rapidigm and QHR (formerly Quorum Health Resources, LLC), to refer prospects to Optio that may have an interest in licensing Optio’s solution. As part of a defined process, Optio validates that it is not currently working with that prospect and if Optio secures a licensing agreement with that prospect within a fixed period of time, Optio will pay a referral fee to the referring partner.

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

Vendor Relationships. Optio has relationships with major ERP and healthcare software vendors where Optio has demonstrated that its solutions are compatible with their applications and provide complementary functionality. These vendors include Oracle Corporation, QAD and SAP. In most cases, Optio’s products are certified as to their compatibility with these vendors. As a result, these vendors will include descriptions of Optio products’ key features and benefits in their directories that are published periodically in print and on their web sites. Optio can also feature the vendors’ logos in its advertising and promotional materials and participate in vendor sponsored trade shows, marketing programs and other events. In the past, these vendor relationships have resulted in significant revenues and Optio expects that they will continue to do so in the future.

Customers

Optio’s customers consist of enterprises across a broad spectrum of industries; however, healthcare, manufacturing, retail and distribution customers represent approximately 60% of Optio’s customers. Other customer industry segments include technology, banks, financial institutions and the public sector. As of January 31, 2006, Optio licensed its products for use by more than 5,000 customers.

No single customer accounted for 10% or more of Optio’s total revenue during the years ended January 31, 2004, 2005 or 2006.

Competition

The market for Optio’s software and services is intensely competitive, quickly evolving and subject to rapid technological change. Management expects competition to intensify in the future. Optio’s potential competitors vary in size and in the scope and breadth of the products and services offered. Our potential competitors fit into three separate categories. The first category includes custom software developers. The second is comprised of distributed output management, imaging or print management solutions from organizations such as Adobe Systems Incorporated, AFP Technology (Formscape), Documentum, Inc. (now part of EMC Corporation), Bottomline Technologies, The Hewlett Packard Company, StreamServe, McKesson Corporation, Standard Register, Cypress Corporation (now owned by ASG Software Solutions), FormFast, and Evergreen. The third category consists of the potential competition from the Company’s ERP or healthcare software vendor partners. If these partners enhance their own software products to include functionality currently supplied by Optio, such partners would become direct competitors to the Company.

Some ERP vendors have begun to recognize their end-users’ requirement for better output from their ERP applications. Thus, select ERP vendors have begun to include minimal functionality to address their customer needs and now compete with Optio’s core technology. This has put pressure on Optio to expand its product offerings to address the full range of business process solutions and document management, rather than simply output management, which we believe is a differentiating factor.

Management believes that Optio is differentiated from its competitors by its software’s ability to combine various capabilities, including information customization, distributed output management, information integration and exchange, print management, imaging, business process management and e-business enablement, into one integrated solution. To the best of management’s knowledge, none of Optio’s competitors provides such functionality in a single integrated solution. Management believes that Optio also competes on the basis of its software’s ability to operate across multiple operating systems. With respect to the Optio Healthcare Suite, management believes that Optio compares favorably with its competitors because Optio offers a vertically oriented solution to address the needs of the healthcare marketplace, including new HIPAA regulatory concerns. In addition, a subscription-based licensing model, pursuant to which customers pay a monthly fee for use of our software and support, makes our products very competitive in the small to mid-size hospital facility market.

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

Optio protects its proprietary rights by relying on copyright, trade secret, and trademark laws, confidentiality agreements and contractual obligations. Some of Optio’s software, documentation and other written materials are protected under the federal copyright law. Optio has registered “Optio” and its accompanying logo, as well as its products’ names such as “Optio e.ComIntegrate” as trademarks in the United States and in certain countries in which Optio sells its products. Optio has used the “Optio” trademark in the European Community since 1997, but has not obtained trademark registration even though applications for such registration have been filed. During 1999, Optio was made aware of an EEC registration of a mark similar to Optio’s which was filed after Optio began using the mark. Two oppositions have been filed against Optio’s attempt to register the mark in the EEC. In each case, Optio has reached an agreement in principal with the opposing party that will enable Optio to register and use the mark in the EEC. The documentation of the agreement and the registration is expected to be completed in 2007. In addition, Optio has received a notice from a third party claiming registration and ownership of the trademark “QuickScan” in the United States. The parties have reached an agreement in principle whereby the use of the word QuickScan must always be combined with the word Optio (for example, Optio QuickScan).

Optio also relies on trade secret laws of the State of Georgia and the states in which it does business to protect its software designs and other proprietary information. In addition, non-disclosure agreements contained in employment contracts protect Optio’s proprietary information from disclosure by current and former employees.

While Optio has not applied for any U.S. patents, the Company acquired a patent in the acquisition of VertiSoft, patent number 5,437,024, which relates to a method for distributing reports. It is possible that Optio may not develop proprietary products or technologies that are patentable, that any patent issued to Optio may not provide Optio with any competitive advantages, or that the patents of others will seriously harm the Company’s business.

Despite Optio’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Optio’s products or to obtain and use Optio proprietary information. Policing the unauthorized use of Optio’s products is difficult, and while Optio is unable to determine the extent to which piracy of Optio’s software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect Optio’s proprietary rights to as great an extent as do the laws of the United States. Optio’s means of protecting its proprietary rights may not be adequate and Optio’s competitors may independently develop similar technology, duplicate Optio’s products or design around patents issued to Optio or Optio’s other intellectual property.

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that Optio or its current or potential future products infringe on their intellectual property. Management expects that software product developers and providers of e-commerce solutions will be increasingly subject to infringement claims as the number of products and competitors in the industry grows and the functionality of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Optio to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to Optio or at all, which could seriously harm our business.

Employees

Optio had 153, 167 and 170 employees as of January 31, 2004, 2005 and 2006, respectively. The Company’s employees are not covered by any collective bargaining agreements. Optio considers its relationships with its employees to be good.

Executive Officers of the Registrant

As of the date of this Annual Report, the following individuals serve as executive officers of Optio:

Name	Age	Position
C. Wayne Cape	52	President, Chief Executive Officer and Chairman of the Board of Directors

Paul O’Callaghan	50	Senior Vice President of Sales

Steve Kaye	53	Senior Vice President of Marketing and Product Management

Donald French	56	Senior Vice President of Research and Development

Daryl G. Hatton	44	Chief Technology Officer

Caroline Bembry	35	Chief Financial Officer

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

Paul O’Callaghan has served as Senior Vice President of Sales since February 2003. He also previously held this position from May 2001 to July 2001. Prior to joining Optio, from June 2000 to May 2001, Mr. O’Callaghan served as SVP Sales and Services for Idapta, Inc., a B2B solutions company providing electronic trading exchanges to major consortium organizations. From 1998 to 2000 Mr. O’Callaghan was Vice President of Sales for startup XACCT Technologies, which delivered internet-based, IP mediation software solutions to telecommunications industry leaders. Mr. O’Callaghan has also served in senior executive positions with Cisco Systems, IMNET Systems and Network Systems Corporation. Effective as of April 30, 2006, Mr. O’Callaghan has resigned from his current position with the Company. The Company has commenced a search for a new head of sales and hopes to have Mr. O’Callaghan’s replacement in shortly after his departure.

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

Donald French has served as Senior Vice President of Research and Development since February 2005. Previously, Mr. French served as the Company’s Senior Vice President of Product Development – Healthcare Products from August 2004, when he joined the Company with the acquisition of VertiSoft. Mr. French was the founder and president of VertiSoft in 1988, a healthcare pioneer in clinical document management systems. Prior to that, Mr. French founded Epic Development, a company based upon the concept of streamlining information access and distribution for physicians and hospital administrators. Mr. French originally became involved in healthcare solutions as the founder of FMG Corp., established in 1978. Prior to establishing FMG Corp., he was instrumental in developing the Tandy TRS-80 microcomputer, as well as other software and hardware for Radio Shack.

Daryl G. Hatton has served as Chief Technology Officer for Optio since February 1997. From October 1993 to February 1997, he served as director of research for the Company. From 1988 through 1993, Mr. Hatton was a co-founder and president of Pacific Genesys Development, Inc., a Canadian corporation in the electronic forms software development industry, which was acquired by Optio in 1993. Prior to that, Mr. Hatton was Vice President of Product Development for Modatech Systems, Inc., a publicly traded software developer of sales force automation solutions.

Caroline Bembry has served as Optio’s Chief Financial Officer since August 2003. From December 2002 to August 2003, Ms. Bembry served as the Vice President of Finance of Optio and from November 1999 to December 2002, she served as the Controller of Optio. Prior to joining Optio, Ms. Bembry was Assistant Corporate Controller for WebMD Medical Manager from June 1997 to November 1999. Prior to serving at WebMD Medical Manager, Ms. Bembry held various positions with Coopers & Lybrand LLP. Ms. Bembry is certified as a Certified Public Accountant in Florida.

Item 1.A. RISK FACTORS

You should carefully consider the following factors in evaluating us and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, may affect our business operations. If any of the following risks actually occur, our business, financial condition or results of future operations could be materially and adversely affected.

Risks Related To Our Business

We have incurred losses and may need to raise additional capital.

We achieved net income of $898,000, $1.7 million and $1.4 million for the twelve months ended January 31, 2006, 2005 and 2004, respectively. At January 31, 2006, we had an accumulated deficit of approximately $43.5 million. We may incur significant operating losses in the future. We may need to increase revenues or decrease expenses to maintain profitability, which may impact our business, and we cannot assure you that we will be able to do so. We cannot assure you that we can sustain or increase profitability or positive cash flows from future operating activities. Based on our current available cash reserves, if we cannot maintain profitability and a positive cash flow position, we may need to raise additional capital or obtain additional financing to fund our operations and expand our business. If we need to raise additional capital or obtain additional financing, there can be no assurance that we will be successful in raising such additional capital on favorable terms, or at all. Failure to raise such capital could result in a material adverse effect on our ability to meet our business objectives.

Collection risk on accounts receivable and note receivable.

We maintain allowances for doubtful accounts or collection risks on accounts and notes receivable. M2 Systems Corporation (“M2 Systems”) owes us $2.9 million on a secured note receivable. Although the Company has assessed the level of its reserve for doubtful accounts and the collectibility of the M2 Systems’ note receivable, there are no assurances that such levels are adequate or that the M2 Systems’ note receivable is fully collectible to the extent it is being carried on our consolidated financial statements (after taking into account a $900,000 write down of the M2 Systems’ note receivable in fiscal 2004). If a substantial amount of our accounts or the M2 Systems’ note receivable becomes uncollectible, it will have a material adverse impact on our income and cash position. In addition, on September 15, 2004 we notified M2 Systems of certain non-monetary defaults under the M2 Systems’ note. M2 Systems disputed these defaults. We did not accelerate the indebtedness under the M2 Systems’ note but the parties negotiated to modify the current loan documents to address the alleged defaults by M2 Systems to give us additional collateral. On May 18, 2005, the parties executed modified and additional security documents granting us a security interest in the assets of certain M2 Systems’ affiliates and placing greater restrictions on the use of the collateral. If we were to commence and complete a collection action, the adequacy of the collateral would need to be determined immediately, and we may be required to commence litigation in an attempt to collect on the collateral.

Our subscription revenue model may force us to terminate subscription agreements with collection risks, thereby decreasing our future revenue.

In connection with the acquisition of VertiSoft Corporation on August 10, 2004, we now earn subscription-based revenue, where customers pay monthly subscription fees for certain software and maintenance rights, typically pursuant to three to five-year contracts. We may also have additional subscription-based revenue in the future, particularly for software sales in the healthcare industry.

If we increase our subscription-based sales, the quarterly revenue of the Company may initially decrease. Under a perpetual license model, all of the revenue from the sale is usually recognized in the quarter in which the sale occurs. However, in a standard subscription-based software sale, the revenue is recognized monthly over the term of the underlying agreement.

Further, due to this delayed payment method, the collection risk may be greater; however, we would cancel the software license if the customer fails to pay the monthly subscription fee. While VertiSoft’s history shows very low early termination of subscription agreements, there are no assurances that such trend will continue in the future.

We rely on our strategic marketing relationships to generate customer referrals; if we do not successfully develop and maintain these relationships, our revenue will decline.

We expect sales of our software and services based on customer referrals generated through strategic marketing relationships will continue to account for a significant portion of our revenue. The loss of a significant number of these relationships would cause our revenue to decrease. Most of our revenue from these relationships is derived from strategic marketing relationships with two types of entities: large software vendors and consulting firms. Large software vendors, such as Oracle Corporation (“Oracle”) and QAD, may recommend our products to their customers or provide us with customer referrals. Consulting firms, such as Deloitte Consulting Product Services LLC, may recommend our software to their customers. Some of these organizations receive referral fees for these sales and others do not. We receive license fees from the customers in these sales. We expect that a limited number of our strategic marketing relationships, such as those with Oracle and QAD, will account for a substantial portion of our customer referrals and, therefore, revenue over time. Our strategic relationships are generally terminable by either party upon 30 to 90 days’ notice. Therefore, the continuation of these relationships is uncertain. Furthermore, software manufacturers may decide to promote technologies and standards that are not compatible with our software or that compete with our software, or they may lose market share for their products, which could cause our revenues to decline.

We rely in part on third party reseller relationships to generate revenue; if we do not continue to develop and maintain these relationships, our revenue will decrease.

During the twelve months ended January 31, 2006, 2005 and 2004, approximately 27%, 26% and 31%, respectively, of our software license revenue was derived from partners, such as resellers, value-added distributors or OEM relationships. We intend to augment our indirect sales channel through such additional third-party reseller arrangements. As a result, we may become more dependent on these types of relationships. We may not be able to successfully augment these arrangements, and the expansion of indirect resale methods, even if successful, may not increase revenue. As a result, we may incur expenses that do not promote the growth of our business, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We rely on our ability to retain our existing key personnel and attract additional key personnel; if we are unable to do so, we may not be able to effectively manage and expand our business.

Our future performance depends on the continued services of our senior management, product development and sales personnel. The loss of the services of one or more of our key personnel could seriously harm our ability to manage and expand our business. In particular, we rely on the experience and knowledge of our President, Chief Executive Officer, Chairman and founder, C. Wayne Cape.

Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. We are particularly dependent on hiring additional personnel to increase our direct sales, healthcare expansion and research and development efforts. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense and we may fail to retain our key employees or to attract or retain other highly qualified personnel. If we fail to attract and retain such personnel, we may not be able to effectively manage and expand our business.

We may expand our international operations; if we do not effectively manage this expansion, our operating results could be adversely affected.

Substantially all of our current international revenue is derived from the operations of our wholly-owned subsidiaries operating in France, Germany and the UK. Our foreign operations generated revenue from licenses and services to customers of $4.7 million in the twelve months ended January 31, 2006, representing 16% of total revenue. Our foreign operations generated revenue from licenses and services to customers of $5.0 million in the twelve months ended January 31, 2005, representing 17% of total revenue, compared to $4.2 million in the twelve months ended January 31, 2004, representing 15% of total revenue. Our international operations may negatively affect our operating results due to difficulties in staffing and managing foreign operations; potential losses or gains from currency fluctuations as a result of transactions and expenses being denominated in foreign currencies; seasonal reductions in business activity in Europe; increased financial accounting and reporting burdens and complexities and potentially adverse tax consequences; delays in delivering language-specific versions of our software due to our limited experience in creating these versions; compliance with a wide variety of complex foreign laws and treaties, including, but not limited to, labor laws and trade restrictions; unstable political and economic international conditions; reduced protection for intellectual property rights in some countries; and licenses, tariffs and other trade barriers.

The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, and will place additional burdens on our management, administrative, operational and financial infrastructure. We cannot be certain that our operations in other countries will produce desired levels of revenue or profitability, thus providing a satisfactory return on investment.

Our software may suffer from defects or errors, which may harm its reputation or subject us to product liability claims.

The software we offer is inherently complex. Despite extensive testing and quality control, current versions, new versions or enhancements of our software may contain errors after commencement of commercial shipments. Any errors may harm the reputation of our software or subject us to product liability claims. Significant technical challenges also arise with our software because our customers purchase and deploy our software across a variety of computer platforms and integrate them with a number of third-party software applications and databases. Any defects or errors that are discovered after commercial release of our software could result in the loss of revenue or delay in market acceptance of our software. Moreover, we could face significant product liability claims and higher development costs if our software contains undetected errors, if we fail to meet our customers’ expectations or if a customer’s system experiences failures following the implementation of our software, regardless of our responsibility for such failure. Although we maintain general liability insurance coverage, this coverage may not continue to be available on reasonable terms or at all, or may be insufficient to cover one or more large claims. In addition, a product liability claim, whether or not successful, could adversely affect our business by increasing our costs and diverting our management’s attention.

The third party software on which we rely may suffer from defects or errors or may become obsolete, which would adversely affect our sales.

Our software contains components developed and maintained by third-party software vendors, and we expect that we will incorporate software from third-party vendors in our future software. We may not be able to replace the functionality provided by this third-party software if it becomes obsolete, or is discovered to be defective or incompatible with future versions of our software or if it is not adequately maintained or updated. Any significant interruption in the availability of this third-party software or defects in this software could harm our sales and disrupt our ability to support current customers unless and until we can secure an alternative source. In addition, we have entered into, and plan to continue to enter into, strategic relationships with other companies, whereby we license our software for integration with third party software. If the other companies’ software fails to meet customer expectations or causes a failure in its customers’ systems, the reputation and sales of our software could be adversely affected, even if our software performs in accordance with its functional specifications.

We rely on third parties to provide part of our consulting services; if these third parties do not provide satisfactory services, our reputation could be harmed and our revenue from these services could decrease.

We currently contract with, and may increasingly contract with, third party providers to assist us in providing consulting services to our customers. Services provided by these third parties may include providing assistance to our customers in installing and implementing our software. If we are unable to continue contracting with third parties for these consulting services, or if these third parties do not meet the needs or expectations of our customers, our business and reputation may be harmed and we will have to perform these functions ourselves. Providing these services could place a significant strain on our internal consulting resources, and we may not be able to successfully perform these services on a timely and cost-effective basis, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Disputes regarding our intellectual property could adversely affect our ability to sell our software and services.

We believe that our ability to sell our software and services depends, in significant part, on protecting our proprietary intellectual property and favorably resolving intellectual property claims that may be brought against us. If we fail to adequately protect our intellectual property rights, our ability to sell our software and services may be restricted, and our operating results could be adversely affected.

We rely on a combination of copyright, trademark and trade secret laws and contractual provisions to establish and protect our proprietary rights. We have registered the trademarks for “Optio” and certain of Optio’s product names in the United States and have applied for the United States registration of the trademark for certain other yet un-registered Optio product names. We have applied for trademark registration for “Optio” in certain foreign countries in which we sell our products. We have also registered the domain names “optiosoftware.com” and “HIPAASmart.com.” We have not filed any copyrights or patents for our software, but we have acquired a patent for an improvement in Selective Computer-Generated Information Distribution System by Computer Peripheral Emulation and Use from VertiSoft Corporation, which we acquired in August 2004.

The steps we have taken to protect our proprietary rights may not be adequate. We may not be able to secure trademark or service mark registrations for our marks in the United States or in foreign countries, and third parties may infringe upon or misappropriate our copyrights, trademarks, service marks, domain names and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in foreign countries. Also, our competitors or others may adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, litigation may be necessary to enforce and protect our trade secrets, copyrights and other intellectual property rights. Any litigation would divert management resources, be expensive and may not effectively protect our intellectual property. Our inability to adequately protect our intellectual property rights could adversely affect our business.

We may be subject to litigation for claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Furthermore, adverse determinations in litigation could result in the loss of proprietary rights, subject us to significant monetary liabilities, require us to seek licenses from third parties, or prevent us from selling our products and services. If we are required to obtain new licenses from third parties, we may not be able to obtain them on commercially reasonable terms or at all. Any of these results could reduce the acceptance of the Optio brand, which could adversely affect our business.

We may not meet our covenants under our bank debt arrangements.

At January 31, 2006, we were in compliance with all financial covenants required under our line of credit facility. However, at certain times in the past, we were not in compliance with our loan covenants and received appropriate waivers of default from our lender. We believe it is possible that certain requirements contained in our loan covenants may still not be met during fiscal 2007. If we fail to meet any negative covenant under our loan facility while we have any borrowings outstanding thereunder, our lender has the right to declare the outstanding debt immediately due and payable.

Our international operations may adversely affect our operating results.

Optio’s international operations pose additional risks to its operations as a result of the following factors: potential losses or gains from currency fluctuations as a result of transactions and expenses being denominated in foreign currencies; increased financial accounting, administrative and reporting burdens and complexities; potentially adverse tax consequences; compliance with a wide variety of complex foreign laws and treaties, including employment laws; adverse changes in economic conditions of foreign countries, caused by various sources, including economic instability and disputes; and reduced protection for intellectual property rights in some countries.

Risks Related To Our Industry

We may make acquisitions in order to remain competitive in our markets; if we are unable to do so, our competitive position could be weakened.

We intend to continuously evaluate our position within our industry, and we may acquire complementary technologies or businesses in the future. However, we may not be able to identify suitable acquisition candidates that are available for sale at reasonable prices. Due to consolidation trends within the technology industry, failure to adopt and successfully implement a long-term acquisition strategy could weaken our competitive position. We may elect to finance future acquisitions with debt financing, which would increase our debt service requirements, or through the issuance of additional common or preferred stock, which could result in dilution of our existing shareholders. In addition, we may not be able to arrange adequate financing for any acquisitions on acceptable terms or at all.

Acquisitions may be difficult to integrate into our business, may limit our ability to manage our operations and may result in adverse accounting treatment.

We may be unable to obtain a satisfactory return on our investments in acquisitions as a result of various factors, including, but not limited to, difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company with our operations; the diversion of our management’s attention from other business concerns; the impairment of relationships with our employees, affiliates and organizations with which we have strategic marketing relationships; difficulties maintaining uniform standards, controls, procedures and policies; our lack of direct prior experience in the markets of the acquired company; and the loss of key employees of the acquired company. Future acquisitions may also involve large one-time write-offs related to goodwill and other intangible assets. The failure to obtain a satisfactory return on our investments in acquisitions could have a material adverse effect on our financial condition, results of operations and cash flows.

We face intense competition in our industry; if we are unable to compete successfully, we may not be able to sell our software and services, which would harm our operating results.

If we are unable to satisfy our customers’ requirements, we may lose those customers to our competitors, which would harm our operating results. The market for our software and services is intensely competitive, fragmented and constantly changing. Our customers’ requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and further intensify in the future.

We believe that our competitors fit into three segments. The first segment is custom software development. The second segment is comprised of output management, imaging and print management solutions from organizations such as AFP Technology Ltd. (Formscape); The Hewlett-Packard Company; StreamServe, Inc.; BottomLine Technologies; Documentum, Inc. (now part of EMC Corporation); Adobe Systems Incorporated; McKesson Corporation; Standard Register and Evergreen. The third segment is comprised of the ERP or healthcare software vendor partners with which we typically partner and which may enhance their own software products to include functionality currently handled by us, thus directly competing with us.

Some ERP vendors have already begun to recognize their end-users’ requirement for better output from their ERP applications. Thus, select ERP vendors have begun to include minimal functionality to address their customers’ needs and now compete with our core technology. This development has put pressure on us to expand our offerings to address the full range of business process and document management solutions, rather than simply output management. Any competition with our partners would negatively impact our ongoing relationships with select ERP vendors.

We expect to face increased competition from our current competitors. In addition, new competitors, alliances among existing and future competitors, or acquisitions by or consolidations of our competitors may emerge and rapidly gain significant market share.

Some of these companies, as well as some other competitors, have longer operating histories and significantly greater financial, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to increase their market shares. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market shares.

Competitive pressures may make it difficult to acquire and retain clients and may require us to reduce the price of our software. We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully, our financial condition, results of operations and cash flows could be adversely affected.

We may experience delays in enhancing existing software and in developing new software; these delays may adversely affect our competitiveness and cause us to lose market share.

Our competitiveness and ability to maintain or increase our market share will depend, in part, on our ability to develop, test, market, sell and support enhancements to our current and new software on a timely basis in response to changing customers’ needs, competition, technological developments and emerging industry standards. Our failure to successfully adapt our software and services to this rapidly changing market could reduce our revenue and adversely affect our operating results. The software industry is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent introductions of new products and services. These developments could limit the marketability of our software and services and could render our software and services obsolete. We may not successfully identify new product opportunities or develop and bring new and enhanced products and services to the market in a cost-effective and timely manner. If we fail to release new software and upgrades on time or if our products and/or services fail to achieve market acceptance, we may experience customer dissatisfaction, cancellation of orders and license agreements and loss of revenue.

Risks Related To Our Common Stock

Our operating results may fluctuate in future periods; as a result, we may fail to meet expectations of investors and our stock price may decline.

Our revenue and operating results may vary from quarter to quarter. As a result, we may fail to meet the expectations of our investors, which may cause our stock price to decline. These fluctuations may occur as a result of any of the following factors, including, but not limited to, variations in market acceptance of and demand for our software;

the size and timing of our customer orders; increased expenses, whether related to sales and marketing, product development or administration; delays in introducing new software or software enhancements; new software introductions or changes in pricing policies by our competitors; costs related to acquisitions of technologies or businesses; and the amount and timing of expenditures related to expansion of our operations.

The purchase of our software involves a significant commitment of resources, recurring expenses and attendant delays frequently associated with approving capital expenditures and reviewing new technologies that affect key operations. The decision-making processes of our customers’ senior management require us to provide a significant level of training to prospective customers regarding the use and benefits of our software. We may expend substantial funds and management resources during the sales cycle and fail to consummate the sale. Accordingly, our results of operations for a particular period may be adversely affected if the sales forecasted for a particular period are delayed or do not otherwise occur.

Future issuances of shares of our common stock could cause our stock price to decline.

Future issuances of shares of our common stock may depress our stock price. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. In addition, our management and affiliates control more than 45% of our issued and outstanding common stock and own a significant number of options convertible into shares of common stock. Our investors will likely experience further dilution upon the exercise of such outstanding stock options.

The low price of our common stock could result in difficulty in trading our common stock.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (the “Bulletin Board”) and is no longer listed on the NASDAQ Market. As a result, trading our shares may be more difficult for investors, leading to further declines in share price. Such declines could also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue sky laws if we completed an offering of our common stock. Further, the Bulletin Board may be terminated, in which case we would either attempt to list its common stock on some other exchange or it may cause our common stock to further decline and lower our trading volume. There are no assurances that we would be able to qualify for another exchange.

Our management and affiliates control more than 45% of our issued and outstanding common stock and will therefore be able to significantly influence the outcome of any shareholder vote.

In excess of 45% of our issued and outstanding common stock is controlled by our management and affiliates. This may discourage a potential acquirer from offering to purchase or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Outside investors may accumulate large portions of our common stock.

Several groups of outside investors have acquired a substantial amount of shares of our common stock. These investors have filed Schedules 13D with the SEC and have not indicated that they intend to take control of our company. However, if these investors and their affiliates continue to accumulate shares of our common stock, they could attempt to change our Board of Directors and/or management.

Our articles of incorporation and bylaws, and certain provisions of the Georgia law, may prevent or delay a future takeover, thus preventing investors from realizing a premium on our stock price.

Our articles of incorporation, bylaws and certain provisions of the Georgia law, could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our shareholders. For example, our articles of incorporation and bylaws provide, among other things, that our Board of Directors, without shareholder approval, has the authority to issue preferred stock with rights superior to the rights of the holders of common stock; that shareholders must comply with advance notice provisions contained in our bylaws to make proposals at shareholder meetings and to nominate candidates for election to our Board of Directors; that our Board of Directors is classified and directors serve staggered terms; and that the shareholders may call a special meeting only upon request of 50% of the votes entitled to be cast on each issue to be considered at the special meeting. Georgia law also contains “business combination” and “fair price” provisions that may have the effect of delaying, deterring or preventing a change in control of our company.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid dividends on our common stock. We intend to retain our earnings, if any, for use in the operation and expansion of our business. In addition, our credit facility contains a negative covenant that prohibits us from paying a dividend on our common stock. Therefore, we do not anticipate declaring or paying any dividends in the foreseeable future.

Item 1.B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Optio’s principal corporate offices are located in approximately 62,000 square feet at 3015 Windward Plaza, Windward Fairways II, Atlanta, Georgia, 30005. The term of this lease is through June 30, 2006. Optio has entered into a new lease for approximately 51,000 square feet at the same location. The new lease commences July 1, 2006 and terminates on August 31, 2014. Sales offices are also located in France, Germany and the United Kingdom, providing Optio with an additional 3,000 square feet.

Optio leases all of its properties with remaining terms between one and nine years. Management believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

Item 3. LEGAL PROCEEDINGS

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in the Company’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000. The lawsuit also seeks class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), by all named defendants, (ii) Section 12(a)(2) of the Securities Act by the underwriter defendants, (iii) Section 15 of the Securities Act by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. The completion of the settlement is subject to a number of conditions, including Court approval. The Court preliminarily approved the settlement on February 15, 2005, subject to certain modifications which are currently pending approval by the defendants. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action. Optio may still have yet undetermined exposure to the underwriters pursuant to indemnification provisions in the underwriting agreement entered into at the time of the initial public offering. Under the guaranty, all of the insurers for all the issuers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all of the pending cases. The disposition of this matter is limited to Optio’s $300,000 corporate insurance deductible. The Company has completed payment of the insurance deductible through payment of legal fees. Optio will have no additional exposure unless the insurance companies become insolvent or unless Optio’s liability exceeds its policy limits through this matter or other matters. Optio’s insurance companies currently have an A or AA rating. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s consolidated financial statements.

Management believes that it has meritorious defenses in the foregoing matter and intends to pursue its position vigorously. While litigation is inherently subject to many uncertainties, management does not believe that the outcome of this case will have a material adverse effect on the financial position of Optio. However, depending on the amount and timing of an unfavorable resolution of the lawsuit, it is possible that Optio’s financial condition, results of operation or liquidity could be materially affected.

In addition, Optio is party to routine litigation or administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material effect on the financial condition, results of operations or liquidity of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On December 15, 1999, Optio’s common stock began trading on the Nasdaq National Market under the symbol “OPTO” until June 19, 2002, when Optio’s common stock began trading on the Nasdaq SmallCap Market. Effective January 8, 2003, Optio failed to meet the qualifications for listing on the Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board under the symbol “OPTO.OB”. On April 25, 2006, the closing price of the common stock on the Over-the-Counter Bulletin Board was $1.40.

The following table reflects the range of high and low sale prices of Optio’s common stock by quarter, for the two most recent fiscal years. Bid prices reflect inter dealer prices without retail mark-up, mark-down or commissions.

	High	Low
Quarter Ended January 31, 2006	$1.34	$1.05
Quarter Ended October 31, 2005	$1.23	$0.80
Quarter Ended July 31, 2005	$1.38	$0.92
Quarter Ended April 30, 2005	$1.45	$0.95
Quarter Ended January 31, 2005	$1.44	$1.05
Quarter Ended October 31, 2004	$1.31	$0.80
Quarter Ended July 31, 2004	$1.60	$1.10
Quarter Ended April 30, 2004	$1.85	$1.24

Holders

As of April 25, 2006, there were approximately 111 holders of record of Optio’s common stock.

Dividends

Optio did not pay any dividends during the years ended January 31, 2004, 2005 or 2006. Optio intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes and does not anticipate paying any cash dividends on its common stock for the foreseeable future. In addition, Optio’s line of credit contains a covenant that prohibits the payment of dividends.

Recent Sales of Unregistered Securities

None.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial data of Optio. The selected financial data should be read together with the consolidated financial statements and related notes and the section of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data as of and for the years ended January 31, 2002, 2003, 2004, 2005 and 2006 have been derived from the audited consolidated financial statements of Optio.

	Year Ended January 31,
	2002	2003	2004	2005 (a)	2006 (a)
Statement of Operations Data (in thousands, except per share data):
Revenue:
License fees	$12,592	$10,445	$10,205	$10,175	$9,958
Subscription fees	—	—	—	930	2,165
Services, maintenance and other	18,228	17,379	17,110	17,262	17,498

Total revenue	30,820	27,824	27,315	28,367	29,621
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	519	549	436	650	769
Services, maintenance and other	10,395	7,808	6,358	5,891	6,410

Total cost of revenue	10,914	8,357	6,794	6,541	7,179
Operating expenses:
Sales and marketing	15,915	12,821	9,448	10,957	11,399
Research and development	4,487	4,278	4,078	4,616	5,099
General and administrative	7,626	6,962	4,572	4,120	4,368
Impairment of M2 note receivable	—	—	900	—	—
Depreciation and amortization	1,417	920	553	613	861

Total operating expenses	29,445	24,981	19,551	20,306	21,727
Income (loss) from operations	(9,539)	(5,514)	970	1,520	715
Other income (expense):
Interest income	273	233	171	187	269
Interest expense	(103)	(51)	(17)	(12)	(14)
Write-down of ec-Hub investment	(2,209)	—	—	—	—
Other	(154)	44	45	53	(15)

Income (loss) before income taxes and loss from discontinued operations	(11,732)	(5,288)	1,169	1,748	955
Income tax expense (benefit)	15	(578)	(202)	95	57

Income (loss) from continuing operations	(11,747)	(4,710)	1,371	1,653	898
Loss from discontinued operations	(16,679)	(132)	—	—	—

Net income (loss)	$(28,426)	$(4,842)	$1,371	$1,653	$898

Income (loss) per share from continuing operations – basic	$(0.64)	$(0.25)	$0.07	$0.08	$0.04

Income (loss) per share from continuing operations – diluted	$(0.64)	$(0.25)	$0.06	$0.07	$0.04

Loss per share from discontinued operations – basic and diluted	$(0.90)	$(0.01)	$0.00	$0.00	$0.00

Net income (loss) per share – basic	$(1.54)	$(0.26)	$0.07	$0.08	$0.04

Net income (loss) per share – diluted	$(1.54)	$(0.26)	$0.06	$0.07	$0.04

Weighted average shares outstanding – basic	18,419	18,963	19,191	20,097	20,993

Weighted average shares outstanding – diluted	18,419	18,963	21,313	23,544	24,116

	At January 31,
	2002	2003	2004	2005	2006
Balance Sheet Data (in thousands):
Cash and cash equivalents	$5,378	$3,902	$5,328	$5,433	$7,954
Working capital (deficiency)	2,124	(1,560)	1,448	1,474	3,299
Total assets	18,602	14,443	14,246	17,495	19,698
Long-term obligations	224	297	188	92	63
Shareholders’ equity	7,254	2,774	4,287	7,927	9,121

(a)	Includes the results of operations of VertiSoft since acquisition, for the period August 10, 2004 to January 31, 2005 and for the full year ended January 31, 2006, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this Annual Report.

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

Optio markets and sells its software and services throughout the United States and Europe, and in the Asia Pacific region, through its direct sales force and certified resellers. Optio also offers consulting services, which provide customers with implementation assistance and training. As of January 31, 2006, Optio had over 5,000 customers worldwide using Optio’s software and services. No single customer accounted for 10% or more of Optio’s revenue for the years ended January 31, 2004, 2005, or 2006.

Management Summary

At the beginning of fiscal year 2006, Optio set forth several strategic goals: (i) continue the expansion to solutions that optimize an organization’s document-driven processes, (ii) build upon the subscription-based revenue model in the Company’s healthcare market, and (iii) continue to strengthen the Company’s healthcare, European, and indirect revenue sources by providing enhancements to the Company’s existing products, broadening our product base through acquisition, internal development or partnering, and (iv) focusing on sales execution.

Several factors contributed to Optio’s focus on expanding the product line to a document-centric business process solution from its historical document output management solutions. In the prior year, the consolidation of the large ERP vendors such as J.D. Edwards and Oracle, negatively impacted Optio’s revenue. In addition, the large ERP vendors are beginning to introduce limited functionality document output management solutions of their own, which could impact the Company’s revenue. The average sales price for document output management solutions has continued to decline, thus inhibiting Optio’s revenue growth. Recognizing these factors, Optio’s management began a strategic initiative to evolve the Company’s product line to include business process solutions that address such functions as procure-to-pay and order-to-cash, as well as other document-intensive business processes. In December 2004, Optio introduced Optio Imaging SolutionsTM, its intelligent data capture, imaging and web-accessible archive and the first of our Optio Business Process SolutionTM suite of products. We also partnered with various consulting groups to help develop application specific adapters to the Optio Imaging Solution, thus enabling us to provide specific strategic document automation solutions for Oracle, QAD and SAP endusers. Optio has gained immediate traction for this product, both to existing customers and new customers, during the year ended January 31, 2006, with sales of these solutions contributing six percent of Optio’s license revenue and contributing to a 20% increase in the average sale price during fiscal year 2006.

This increase in revenue from the business process solutions and resulting increase in average sales price,

combined in large part to a diminishing effect of the ERP consolidation in 2006 and contributed to a $500,000 increase in new direct customer sales between 2005 and 2006. Sales to existing customers remained consistent between 2005 and 2006; however, sales of Optio’s newly introduced products helped to offset the slightly declining sales of Optio’s traditional document output management products back to the installed base of customers.

In the healthcare market, we set forth to grow our subscription-based revenue model. Initially, sales of our electronic health record product were focused on a community health model, in which we targeted larger hospital systems desiring to share patient data among physicians and caregivers and multiple, unrelated facilities. While we continue to market to these types of facilities, we found that the subscription-based revenue model lends itself to wider acceptance in the urban and rural healthcare market, allowing such customers to overcome capital budget constraints and more rapidly adopt the technology solutions they need today. As a result, Optio began a focus on the urban and rural hospital market, creating partnerships with advocacy organizations for rural hospitals, such as HomeTown Health LLC. These partnerships actively market Optio’s electronic health record solution, on a subscription basis, to the hospitals within its group. Although Optio closed fewer subscription deals than expected in fiscal 2006, we closed substantially longer deals than anticipated, including several five year term agreements and one ten year term agreement. These contracts will bring over $1.7 million in subscription revenue over the next several years. Optio also discovered that the length of time until the products are installed, which is when the Company can begin recognizing the monthly subscription fee, is often longer than we anticipated. As a result, there was not a dramatic impact on revenue from these contracts during fiscal year 2006.

As a result of the focus to move a greater percentage of our healthcare revenues to the subscription-based model, healthcare perpetual license fees decreased by $500,000 between 2005 and 2006.

To continue to strengthen our healthcare revenue sources for the future, Optio has focused on the enhancement of our existing products and the introduction of new products to establish a fully integrated electronic health record-enabling solution. In February 2005, Optio introduced version 1.2 of Optio MedEx, which provides improved performance, navigation and search capabilities, new HL7 message support and integration to Optio Print Manager. Also in fiscal year 2006, Optio introduced its new Optio Patient Signature CaptureTM solution that enables patients to electronically sign documents using an e-signature tablet.

While a primary strategy in 2006 was to strengthen our European revenue sources, turnover in our European organization, compounded by legal employment constraints in changing the workforce, contributed to a decline in revenues of $150,000 from our European group. However, we gained traction in the SAP market in Europe through the development of the SAP RDI connector for e.comIntegrate, which allowed us to obtain a significant new SAP customer.

Finally, Optio set forth to grow its indirect revenues, specifically through the creation of a wider range of strategic partnerships. While Optio formed partnerships with international organizations such as Atos Origin, a relationship that complemented our global partnerships with QAD and SAP, these partnerships failed to translate into any significant revenue increase for the Company.

Total license revenues decreased 2% between the years ended January 31, 2005 and 2006, primarily the result of declining healthcare revenues as we move to a subscription-based revenue model, a slight decline in license revenues from our European organization, offset by growth in new customer sales resulting from a declining impact of the ERP consolidation and the business process product introduction. We added the subscription revenue as a result of the acquisition of VertiSoft in August 2004. For the year ended January 31, 2005, the subscription revenue totaled $930,000. In 2006, we reflected subscription revenue for the entire year. This, coupled with a minimal amount of additional new subscription contracts, accounted for the $1.2 million increase in subscription fees to $2.2 million in 2006.

Critical Accounting Policies and Use of Estimates

Optio has identified the following significant accounting policies and estimates that are critical to the understanding of its consolidated financial statements.

Revenue Recognition

Overview

The Company’s revenue consists of perpetual license fees of the Company’s software products, maintenance,

consulting services, customer training and subscription fees covering the licensing of the Company’s software products and maintenance. The Company generally charges fees for licenses of its software products either based on the number of Central Processing Units (“CPUs”) on which the product is installed or, to a lesser extent, based on the number of persons or hospital beds registered to use the product. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions, and the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition.

License Fees

The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable, collection is considered probable, the remaining elements such as future services are not considered essential to the functionality of the software and the Company has a legally enforceable claim not subject to refund or forfeiture if future services are not rendered. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company enters into reseller arrangements that typically provide for sublicense fees payable based upon a percentage of list price. The Company does not grant its resellers the right of return.

The Company recognizes revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to the Company and can differ from amounts contained in the customer arrangement. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

Subscription Revenue

The Company also licenses certain of its products in the form of a subscription service contract, with terms typically ranging from three to five years. Subscription revenue, which includes a license of the software product, technical support and future unspecified enhancements to the software product, is recognized on a daily basis over the term of the agreement. Unlike license fee revenue, subscription service contracts include licenses that are not perpetual in duration.

Services, Maintenance and Other Revenue

Consulting services revenue and customer training revenue are recognized as such services are performed, as they are incidental to the functionality of the software. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related term of the agreement, which is generally twelve months. In accordance with Emerging Issues Task Force release 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred, the Company recognizes reimbursable expenses as revenue and as an expense in cost of revenue in all periods presented.

Note Receivable

Optio holds a note from M2 Systems as partial consideration for the sale of Muscato and TransLink. Under the terms of this note, M2 Systems was required to make payments of $100,000 on September 1, 2003 and December 1, 2003 and a payment of $115,000 on June 1, 2004. M2 Systems failed to make these payments on their respective due dates; however, each payment was made prior to an event of default under the terms of the note. All payments subsequent to June 1, 2004 have been made on their respective due dates.

During the third quarter of 2004, as a result of M2 Systems failure to make timely payments, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. In Optio’s initial assessment of the collateral, varying assumptions, including the length of time of which customers would continue on maintenance, resulted in estimates of the value of the collateral ranging from $1.8 million to $3.5 million, which could have resulted in an impairment charge ranging from $200,000 to $1.9 million. Optio’s continued assessment of the collateral has resulted in varying estimates of the value of the collateral ranging from $1.9 million to $2.5 million, which could currently result in an additional impairment charge of $100,000 or a reversal of the previously recorded impairment charge of $500,000. If M2 Systems defaults on the note and the collateral proves to be of no value to Optio, Optio would incur an additional loss of approximately $2.0 million. The Company periodically assesses the value of the collateral and the note, as reflected on the Company’s consolidated financial statements.

On September 15, 2004 Optio notified M2 Systems of certain non-monetary defaults under the note. M2 Systems disputed these defaults. Optio did not accelerated the indebtedness under the note, but the parties agreed to modify the loan documents to address the alleged defaults by M2 Systems giving Optio additional collateral. On May 18, 2005, the parties executed modified and additional security documents granting Optio a security interest in the assets of certain M2 Systems’ affiliates and placing greater restrictions on the use of the collateral.

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve at varying percentages of 3%, for balances less than 30 days old, to 50% for international accounts more than than 90 days old, in its overall allowance for doubtful accounts. Based on management’s best estimate, it believes the Company’s allowance for doubtful accounts is adequate as presented; however, the amount of the reserve could be different under different conditions or using varying assumptions. If the percentage of the general reserve were to increase by 1%, an additional $55,000 reserve would be required. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense included in general and administrative expenses.

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

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment decisions. In estimating our fair value, we will make estimates and judgments about future revenues and cash flows. Our forecasts will be based upon assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge for all or a portion of the goodwill balance. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. In such cases, the affected assets are written down to their estimated fair value.

Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are generally measured using local currencies as the functional currencies, including the British pound and the Euro. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. Optio and its subsidiaries conduct their business locally, thus the effects of changes in foreign currency exchange rates have had a minimal effect on the Company’s results of operations to date.

Results of Operations

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended January 31,
	2004	2005	2006
Revenue:
License fees	37%	36%	34%
Subscription fees	—	3	7
Services, maintenance and other	63	61	59

Total revenue	100	100	100

Costs of revenue:
License fees	2	2	2
Services, maintenance and other	23	21	22

Total costs of revenue	25	23	24

Gross profit	75	77	76
Operating expenses:
Sales and marketing	35	39	39
Research and development	15	16	17
General and administrative	17	15	15
Impairment of M2 note receivable	3	—	—
Depreciation and amortization	2	2	3

Total operating expenses	72	72	74

Income from operations	3	5	2
Interest and other income (expense)	1	1	1

Income before income taxes	4	6	3
Income tax expense	1	—	—

Net income	5%	6%	3%

Revenue

Total revenue increased 4% to $29.6 million in 2006 from $28.4 million in 2005 and increased 4% to $28.4 million in 2005 from $27.3 million in 2004. The increase in revenues in 2006 was primarily the result of an increase in subscription fees of $1.2 million. Optio added a new revenue source, in the form of subscription fees, as a result of its acquisition of VertiSoft in August 2004. For the year ended January 31, 2005, subscription fees were reflected from the period of August 10, 2004, the date of acquisition, through January 31, 2005. However, subscription fees were reflected for the full year ended January 31, 2006. This fact, coupled with a additional subscription customers, accounted for the $1.2 million increase between fiscal years 2005 and 2006. The increase in revenues in 2005 was also due to the addition of $930,000 in subscription fees acquired with VertiSoft and an increase of $152,000 in maintenance and other fees.

License fees revenue decreased 2% to $10.0 million in 2006 from $10.2 million in 2005 and remained consistent at $10.2 million in both 2005 and 2004.

Optio’s license revenues from its European operations decreased 7% to $2.0 million in 2006 from $2.1 million in 2005. Revenue from Optio’s German subsidiary nearly doubled from $480,000 in 2005 to $790,000 in 2006, the result of strong reseller relationships and a single significant new SAP customer. Revenues from both the UK and French subsidiaries declined $400,000, the result of turnover in sales staff and difficulty in replacing employees due to labor law issues. European license revenue increased 23% to 2.1 million in 2005 from $1.7 million in 2004. This increase was primarily the result of Optio’s continued efforts to build upon its existing ERP partner relationships in our Europe Middle East and Asia (“EMEA”) territory and to form new reseller relationships, especially in Germany.

Domestically, license fee revenue from new direct customers increased $500,000 in 2006. In the prior year, sales of Optio’s products to new customers were somewhat impacted by the ERP industry consolidation, causing delays in decisions and causing sales to new customers to decline by approximately $800,000 from 2004. The impact of the ERP consolidation was somewhat minimized in 2006. In addition, sales of Optio’s Imaging Solution products, introduced in December 2004, increased sales between 2005 and 2006 by $300,000, also increasing the average sale price per deal between these years by 20%.

License fee revenue from existing customers remained consistent between 2006 and 2005, and increased $900,000 between 2005 and 2004. In both years, sales of newly introduced and additional products to existing customers helped to provide an overall increase in Optio’s ERP license revenues. In addition, Optio’s domestic non-healthcare, indirect partner sales remained consistent between 2006 and 2005 and increased by $200,000 in 2005 from 2004. Finally, Optio’s healthcare license revenue declined by $500,000 from 2005 to 2006 as Optio continues the transition to a subscription-based licensing model. From 2004 to 2005, Optio’s healthcare license revenues declined by approximately $900,000. Healthcare license revenues in 2005 were negatively impacted due to the turnover of the majority of the members of the healthcare sales team.

Revenue from services, maintenance and other increased 1% to $17.5 million in 2006 from $17.3 million in 2005 and increased 1% to $17.3 million in 2005 from $17.1 million in 2004. Maintenance revenue increased 4% to $11.8 million in 2006 from $11.4 million in 2005 and increased 6% to $11.4 million in 2005 from $10.8 million in 2004, services revenue decreased 3% to $5.7 million in 2006 from $5.9 million in 2005 and decreased 7% to $5.9 million in 2005 from $6.3 million in 2004. Optio’s maintenance revenue increased in both 2005 and 2006 due to growth in and preservation of the customer base, coupled with slightly increased maintenance rates. In 2006, Optio experienced a decline in training revenue, especially in Optio’s healthcare group, a result of the delay in the roll-out of the new version of MedEx, accounting for $150,000 of the decline in services revenue between 2005 and 2006. Optio was involved in large consulting engagements in fiscal year 2004 with specific large integrators, contributing an additional $340,000 to services revenue, thus accounting for the largest portion of the decrease in services revenue between 2004 and 2005. In addition, during 2005, Optio experienced greater ease of implementation for some of its products, requiring less services and slightly reducing services revenue.

Optio added a new revenue source in the form of subscription revenue as a result of the acquisition of VeritSoft in August 2004. For the year ended January 31, 2005, the subscription revenue totaled $930,000. In 2006, Optio reflected subscription revenue for the entire year. This, coupled with a minimal amount of additional new subscription contracts, accounted for the $1.2 million increase in subscription fees to $2.2 million in 2006.

License fee revenue constituted 34%, 36% and 37% of total revenue in 2006, 2005 and 2004, respectively.

Subscription fees were new in fiscal year 2005 and constituted 7% and 3% of total revenue in 2006 and 2005, respectively. Services and other revenue constituted 19%, 21% and 23% of total revenue in 2006, 2005 and 2004, respectively. Maintenance revenue constituted 40% of total revenue in each of the years 2006, 2005 and 2004. In 2005, with the introduction of subscription fee revenues, and in 2006 with the inclusion of subscription fee revenues for an entire year, license fee revenues and services revenue as a percentage of the total declined. Maintenance revenue, however, increasing 4% and 6% in 2006 and 2005, respectively, was consistent at 40% of total revenues as total revenues increased as well.

Costs of Revenue

License fees. Costs of revenue from license fees, which excludes depreciation and amortization shown separately and discussed below, increased 18% to $769,000 from $650,000 in 2005 and increased 49% to $650,000 from $436,000 in 2004. Commissions paid to referral agents decreased by $75,000 from 2005 to 2006. However, royalties paid to Optio’s OEM partners increased $198,000, a result of increased sales of Optio’s newly introduced products which include OEM technology. In 2005, commissions paid to referral agents increased $145,000, which was due to a credit of $100,000 applied from the single referral agent in 2004. There was no such credit received in 2005. Royalties paid to Optio’s partners increased $65,000 in 2005 from 2004. Costs of revenue from license fees represented 8% of total license revenue in 2006, 6% in 2005 and 4% in 2004.

Services, Maintenance and Other. Costs of revenue from services, maintenance and other increased 9% to $6.4 million in 2006 from $5.9 million in 2005 and decreased 7% to $5.9 million in 2005 from $6.4 million in 2004. The costs of outsourcers increased $500,000 between 2006 and 2005, accounting entirely for the increase in cost of revenue from services, maintenance and other between those years. The cost of outsourcers increased only $50,000 between 2005 and 2004. However, as a result of utilization efficiencies and improvements in product design and training, Optio’s internal headcount for its support department declined during the second quarter of fiscal year 2004, which level it maintained during fiscal year 2005, saving approximately $175,000 in costs. In addition, 2004 includes approximately $200,000 of expense related to the Company’s bonus program, while 2005 does not include any bonus charge, as the Company determined that no bonuses would be paid for fiscal year 2005.

Costs of revenue from services, maintenance and other represented 37%, 34% and 37% of total services, maintenance and other revenue in 2006, 2005 and 2004, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased 4% to $11.4 million in 2006 from $11.0 million in 2005 and increased 16% to $11.0 million from $9.4 million in 2004. The increase in sales and marketing expenses in 2006 resulted primarily from (i) a $100,000 increase in true advertising and marketing expenses associated with trade shows, webinars, and other marketing events, (ii) a $175,000 increase in domestic sales salaries due to the increase of sales personnel from 36 employees as of January 31, 2005 to 38 employees as of January 31, 2006, (iii) a $253,000 increase in domestic commissions and bonuses, primarily due to the increase in U.S. revenue of approximately $1.5 million between 2005 and 2006, and offset by (iv) a decrease in sales and marketing expenses of $166,000 in Europe due to reduced headcount by two individuals and slightly reduced marketing expenditures.

In 2005, the increase in sales and marketing expenses resulted primarily from (i) a $150,000 increase in direct marketing expenses such as tradeshows and marketing literature, (ii) higher marketing headcount, increasing salaries by approximately $100,000, (iii) increased commissions and bonuses of approximately $300,000 due to the mix of sales employees qualifying for quarterly bonuses and increased commission rates, (iv) increased consulting fees of approximately $50,000, (v) increased travel and related expenses of approximately $250,000, (vi) severance costs incurred in EMEA of approximately $150,000, resulting from the termination of five employees, and (vii) and having Optio’s German sales office open for a full year, which contributed an additional $350,000 to expenses.

Research and Development. Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Costs incurred for the research and development of new software products are expensed as incurred until such time that technological feasibility, in the form of a working model, is established at which time such costs are capitalized. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant and have been expensed.

Research and development costs increased $480,000, or 10%, from $4.6 million in 2005 to $5.1 million in 2006. The increase in research and development expenses was primarily the result of $430,000 of additional salaries and $45,000 of additional maintenance expense related to software used in the quality assurance process. While headcount in research and development remained consistent between the years ended January 31, 2005 and 2006, fiscal 2006 included the VertiSoft employees for a full year while fiscal 2005 included the VertiSoft employees only for the period of August 10, 2004 through January 31, 2005. This accounted for additional $430,000 in research and development salaries between the two fiscal years.

Research and development expenses increased 13% to $4.6 million in 2005 from $4.1 million in 2004. The increase in research and development expense in 2005 was primarily the result of additional salaries of approximately $450,000, mostly representing the addition of the VertiSoft employees in August 2004. Other research and development expenses related to the addition of the VertiSoft employees increased approximately $50,000. Offsetting this increase, 2004 includes approximately $200,000 of expense related to the Company’s bonus program, while 2005 does not include any bonus charge, as the Company determined that no bonuses would be paid for fiscal year 2005. Finally, in 2005, Optio incurred approximately $120,000 in consulting fees related to the development of future products.

Our planned research and development activities for fiscal 2007 are discussed more fully in Part I, Item 1 “Business - Research and Development” of this Annual Report.

General and Administrative. General and administrative expenses increased 6% to $4.4 million in 2006 from $4.1 million in 2005. The increase in general and administrative expenses is due to (i) a $125,000 increase in salaries due primarily to the addition of certain human resources and information systems functions, (ii) increased legal and accounting fees of $180,000 and (iii) the inclusion of approximately $90,000 in severance costs related to the termination of administrative personnel in France.

General and administrative expenses decreased 10% to $4.1 million in 2005 from $4.6 million in 2004. The decrease in general and administrative expenses in 2005 resulted from: (i) reduced legal fees of $250,000, as a result of fewer litigation issues, (ii) reduced insurance premiums of $325,000, resulting from the settlement of litigation, the Company’s improved financial performance, and other factors, (iii) reduced bonuses due to the Company making the determination that bonuses would not be paid during 2005, of $100,000, and (iv) reduced bad debt expense of $200,000. These savings were offset by (i) increased salaries of approximately $225,000 as a result of certain executives being on the payroll for the full twelve months of fiscal year 2005, compared to only six months in fiscal year 2004, and (ii) increased costs of approximately $100,000 related to the trip sponsored by the Company for employees meeting certain goals.

Impairment of M2 Note Receivable. Optio holds a note from M2 Systems as partial consideration for the sale of Muscato and TransLink. During the third quarter of 2004, as a result of M2 Systems’ failure to make timely payments on the note, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, or substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. No such impairment charge was required during the year ended January 31, 2005 or 2006.

Depreciation and Amortization. Depreciation and amortization increased 40% to $861,000 in 2006 from $613,000 in 2005. The increase in 2006 is primarily the result of a $200,000 increase in amortization of intangibles associated with the inclusion of the VertiSoft acquisition for the full year of 2006, which was included for only the period of August 10, 2004 through January 31, 2005 of the prior year. In addition, depreciation expense increased $50,000 due to the addition of the VertiSoft assets and additional purchases throughout the year.

Depreciation and amortization expenses increased 11% to $613,000 in 2005 from $553,000 in 2004. The increase in 2005 was due to the addition of $208,000 in amortization of intangibles associated with the VertiSoft acquisition, offset by a decrease in deprecation of $150,000 resulting from a greater percentage of Optio’s assets becoming fully depreciated.

Interest and Other Income (Expense)

Interest and other income increased 5% to $240,000 in 2006 from $228,000 in 2005 and increased 15% to $228,000 in 2005 from $199,000 in 2004. Optio earned interest income of $269,000 in 2006, $187,000 in 2005 and $171,000 in 2004, primarily from interest on the M2 Systems note receivable. Optio incurred interest expense on its capital leases of $14,000 in 2006, $12,000 in 2005 and $17,000 in 2004.

Income Taxes

The income tax expense of $57,000 in 2006 is primarily the result of tax expense required to record the deferred tax liability associated with a temporary difference between the book and tax treatment of the approximate $1.8 million of goodwill acquired in the Vertisoft acquisition. Such goodwill is deductible for tax purposes over its estimated 15-year useful life, whereas for book purposes it is not amortized but rather evaluated for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Due to the indeterminate reversal period of the underlying cumulative difference for book purposes, the associated deferred tax liability has not been netted against the Company’s deferred tax assets for purposes of estimating its deferred tax valuation allowance at January 31, 2006. Rather the associated deferred tax liability has been recorded at its gross value until such time that the related temporary difference reverses for book purposes, if ever. Optio will continue to record such deferred tax liability associated with this temporary difference in future periods and thus incur income tax expense.

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

The Company has provided a valuation allowance on substantially all of its deferred tax assets. The Company will continue to monitor the realizability of these net deferred tax assets and will reverse some or all of the valuation allowance as appropriate. In making this determination, the Company considers a number of factors including whether there is a historical pattern of consistent and significant profitability in combination with the Company’s assessment of forecasted profitability in the future periods. Such patterns and forecasts allow us to determine whether our most significant deferred tax assets such as net operating loss and research and development credit carryforwards will more likely than not be realizable in future years, in whole or in part. These deferred tax assets in particular will require us to generate significant taxable income in the applicable jurisdictions in future years in order to recognize their economic benefits. At this point, the Company does not believe that it has enough positive evidence to conclude that some or all of the valuation allowance on deferred tax assets should be reversed. Realization of the Company’s capital loss carryforward would further require the generation of capital gain income, which management believes to be unlikely prior to expiration of the federal capital loss carryforward during the upcoming year. However, facts and circumstances could change in future years and at such point the Company will reverse the allowance as appropriate.

Liquidity and Capital Resources

At January 31, 2006 and 2005, Optio had $8.0 million and $5.4 million, respectively, of cash and cash equivalents.

The following table sets forth certain selected statements of cash flow information for the periods presented:

	Year Ended January 31,
	2004	2005	2006
Net cash provided by operations	$1,464,000	$1,389,000	$2,501,000
Net cash provided by (used in) investing activities	7,000	(493,000)	(152,000)
Net cash provided by (used in) financing activities	(96,000)	(882,000)	245,000
Net increase in cash and cash equivalents	1,426,000	105,000	2,521,000

Cash provided by operating activities in 2006 resulted primarily from net income of $898,000, adjusted for the add-back of depreciation and amortization expense of $861,000, plus changes in working capital which resulted in a $702,000 inflow of cash, for a total of $2.5 million cash provided by operating activities. The major components of the working capital increase were an increase in accounts receivable of $228,000, an increase in prepaid expenses of $323,000, an increase in accounts payable and accrued expenses of $245,000 and an increase in deferred revenue of $1.0 million. The increase in accounts receivable was primarily the result of the increase in sales in the fourth quarter of 2006 over the fourth quarter of 2005. The increase in prepaid expenses was primarily due to the deposits paid for the Company’s new multi-year lease for its main headquarters, increased deposits required for various marketing tradeshows booth space and for increased prepaid maintenance contracts for the Company’s various software packages used internally. The increase in accounts payable and accrued expenses was primarily the result of increased accrued commissions and bonuses and accrued sales taxes. Finally, the increase in deferred revenue is the result of a $775,000 increase in deferred maintenance revenue and a $200,000 increase in deferred subscription revenue. The increase in deferred maintenance revenue results from an overall increase in the number of customers and an increase in maintenance fees. The increase in deferred subscription revenue is the result of billing an additional month in advance in 2006 over 2005.

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

Cash provided by operating activities in 2004 resulted primarily from net income of $1.4 million, adjusted for the add-back of the loss on impairment of the M2 Systems note receivable of $900,000 and depreciation and amortization expense of $553,000, offset by changes in working capital which resulted in a $1.5 million use of cash. The major components of such working capital changes were an increase in accounts receivable of $1.2 million, the receipt of the $750,000 insurance reimbursement previously in receivables, a $407,000 reduction in pre-paid expenses, a $680,000 reduction in accounts payable and a $1.1 million reduction in accrued expenses, including the Prograde settlement of $875,000. Optio’s accounts receivable increased primarily due to the significant increase in license sales in the fourth quarter of 2004, including one large receivable for $575,000. Prepaid expenses and other assets declined as a result of savings in areas such as prepaid insurance premiums and the reduction of other receivables. Finally, in 2004, accounts payable and accrued expenses declined as a result of the payment of the Prograde settlement of $875,000, the pay-out of severance in excess of $500,000 and an improvement in Optio’s timing of payment of invoices as a result of its improved financial position.

Cash used in investing activities in 2006 included the purchase of $373,000 in property and equipment for general business purposes, the payment of an additional $97,000, primarily representing a single contingency payment of $75,000 plus another $22,000 of additional transactional expenses relating to the acquisition of VertiSoft, offset by the receipt of $318,000 on the M2 note receivable.

Cash used in investing activities during 2005 included the purchase of $470,000 in property and equipment for general business purposes, the payment of $348,000 for the acquisition of VertiSoft, offset by the receipt of $325,000 on the M2 Systems note.

Cash provided by investing activities during 2004 included the repayment of an officer’s note of $85,000 and payments on the M2 Systems note receivable of $86,000, offset by purchases of equipment of $164,000.

Cash provided by financing activities in 2006 included the proceeds from the exercise of stock options of $337,000, offset by the payment of $92,000 on capital leases.

Cash used in financing activities in 2005 included the payment of $1.2 million on notes payable and capital leases, primarily those assumed in the VertiSoft acquisition, offset by proceeds from the exercise of stock options of $279,000.

Cash used in financing activities in 2004 included the payment on notes payable and capital leases of $123,000, offset by the receipt of $27,000 in proceeds from the exercise of stock options. As of January 31, 2006, Optio’s debt consisted of capital lease obligations of $1,000.

Optio’s only material long-term contractual obligations as of January 31, 2006 consisted primarily of obligations under capital and operating leases as indicated below:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$1,000	$1,000	$—	$—	$—
Operating Lease Obligations	9,918,000	1,303,000	1,869,000	1,936,000	4,810,000
Obligations Under Employment Contracts	459,000	387,000	72,000	—	—

Total	$10,378,000	$1,691,000	$1,941,000	$1,936,000	$4,810,000

On April 27, 2005, Optio extended its existing line of credit through April 19, 2006. Subsequently, on April 21, 2006, Optio extended the line of credit through April 19, 2007. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of eligible accounts receivable. Currently, Optio has estimated that approximately $2.0 million would be available for borrowings based upon Optio’s historical accounts receivable balance. Accounts receivable, equipment, general intangibles and other assets, as defined in the agreement, collateralize the line of credit. The agreement contains various covenants, including liquidity and earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements and restrictions on the payment of dividends. On December 4, 2003, the line of credit was amended, effective April 30, 2003, to modify the calculation of certain financial ratios to exclude any impairment charges related to the M2 Systems note receivable. As of January 31, 2005 and 2006, Optio was in compliance with the required financial ratios; however, in March 2005, Optio was in violation of the required financial covenants and was in default on the line of credit. The bank issued a waiver of non-compliance on April 22, 2005. There were no borrowings under the line of credit as of January 31, 2006.

The Company holds a note receivable from M2 Systems as partial consideration for the sale of Muscato and TransLink. The payment schedule of the note requires four quarterly installments of $100,000, including interest calculated at the prime rate, to a maximum of 6.75% (5.25% and 6.75% as of January 31, 2005 and 2006, respectively), through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008. Should the note become uncollectible, Optio’s liquidity would be negatively impacted by the amount of the remaining installment payments, as reflected above.

Management believes that the existing cash and cash equivalents, together with the line of credit, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. Optio intends to expand its product line, which may require acquisitions of companies or products that enhance the Company’s product line. As a result, Optio may attempt to raise additional funds through equity or debt financing. There can be no assurance that Optio will be able to raise additional funds on favorable terms, or at all. Although not anticipated, a dramatic decrease in demand for Optio’s products or services, or a dramatic change in technology related to Optio’s products or services offered, could have a negative impact on Optio’s liquidity. This risk may include the potential for Optio not meeting its debt covenant requirements, making any borrowings under the line of credit unavailable.

Off-Balance Sheet Financing

Optio does not have any off-balance sheet financing arrangements or any relationships with “structured finance” or “special purpose” entities. Other than our non-cancelable capital and operating leases for office space and equipment, we do not have any contractual obligations that would impact our liquidity.

Related Party Transactions

Optio has a note receivable from a shareholder, Charles Carey, for general purposes of $5,000 at January 31, 2005 and 2006, respectively. The note bears interest at prime plus 1% per annum. As of January 31, 2006, the note was classified as current as the note requires payment within the next fiscal year. There have been no changes to the terms of the note subsequent to July 31, 2002.

Effective February 11, 2003, the Company entered into a Separation Agreement with Warren Neuburger, the Company’s former President and Chief Executive Officer. The Separation Agreement called for separation payments of $33,300 to be paid within eight days of the execution of the Separation Agreement and for an additional $270,000 to be paid in 24 equal installments over the following year. The aggregate separation payments of $303,300 were recorded as severance expense in the year ended January 31, 2003 due to the fact that Mr. Neuburger’s employment terminated as of that date.

The Company purchased VertiSoft in August 2004. Barron Hughes, a member of the Company’s Board of Directors, served as the former Chief Financial Officer of VertiSoft until its acquisition by the Company. In accordance with the purchase agreement governing the acquisition, Mr. Hughes was paid severance of $165,000. In addition, VertiSoft had a note payable to Mr. Hughes in the amount of $138,000. Effective as of the closing, the Company immediately repaid Mr. Hughes the full amount of the note payable. Further, in connection with the acquisition, Mr. Hughes was issued options to purchase 96,975 shares of the common stock of the Company.

Robert Beck, a member of the Company’s Board of Directors, is the President and owner of Sales Builders, Inc. During the year ended January 31, 2004, the Company hired Sales Builders, Inc. to provide sales training to its employees. Fees paid to Sales Builders, Inc. under this arrangement totaled $0, $44,000 and $17,000 during the years ended January 31, 2004, 2005 and 2006, respectively.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, a revision of SFAS 123, Stock Based Compensation. The Statement supersedes APB 25, Accounting for Stock Issued to Employees. This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R), however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption the Company has used continues to be available and the Company intends to continue to use them. SFAS 123(R) will be effective for the Company beginning in fiscal 2007. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts on a basis consistent with pro forma amounts that have been included in their footnotes. The Company has concluded that it will adopt on the modified prospective basis. For the pro forma effect on fiscal years 2004, 2005 and 2006, using the existing valuation and amortization assumptions, see Note 2 of Notes to Consolidated Financial Statements included in Item 15 of this Annual Report. The Company expects to record additional compensation expense of approximately $325,000 and $291,000, pre-tax, in fiscal years 2007 and 2008, respectively, related to previously issued unvested stock options.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, has no current impact on the consolidated financial statements of the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Optio provides its services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, Optio’s financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or the weakening of these foreign local currencies could make Optio’s products less competitive in foreign markets. Based upon the relative size of Optio’s foreign operations, Optio believes its exposure to foreign currency fluctuations is not a material risk. Optio’s interest income and expense are sensitive to changes in the general level of U.S. interest rates. Based on Optio’s cash equivalents balance, outstanding notes receivable and the nature of its outstanding debt, Optio believes its exposure to interest rate risk is not material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements on page F-1. The supplementary data is included in Part IV, Item 15.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2006, and have concluded that, as of such date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of January 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed not more than 120 days after the fiscal year ended January 31, 2006.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements - see index on Page F-1 herein.

(a) (2)	Schedule II - Valuation and Qualifying Accounts - See page S-1 herein.

Other financial statements and schedules are not presented because they are either not required or the information required by such financial statements or schedules is presented elsewhere.

(b)	The exhibits filed as part of this Report as required by Item 601 of Regulation S-K are included in the Index to Exhibits at page E-1 included elsewhere in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May, 2006.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. Wayne Cape C. Wayne Cape	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 1, 2006

/s/ Caroline Bembry Caroline Bembry	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 1, 2006

/s/ Barron Hughes	Director	May 1, 2006
Barron Hughes

/s/ David Leach	Director	May 1, 2006
David Leach

/s/ Ronald Diener	Director	May 1, 2006
Ronald Diener

Optio Software, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Optio Software, Inc.:

We have audited the accompanying consolidated balance sheets of Optio Software, Inc. and subsidiaries (the “Company”) as of January 31, 2005 and 2006 and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2006. We have also audited the financial statement schedule listed in the accompanying Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optio Software, Inc. and subsidiaries as of January 31, 2005 and 2006, and the results of their operations and cash flows for each of the three years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule for each of the three years in the period ended January 31, 2006 presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia

April 24, 2006

OPTIO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,433,000	$7,954,000
Accounts receivable, less allowance for doubtful accounts of $509,000 and $481,000, respectively	4,734,000	4,811,000
Prepaid expenses and other current assets	425,000	720,000
Notes receivable from related party	5,000	5,000
Current portion of notes receivable from M2	353,000	323,000

Total current assets	10,950,000	13,813,000
Property and equipment, net	668,000	613,000
Notes receivable from M2, net of impairment reserve of $900,000, less current portion	2,008,000	1,720,000
Goodwill	1,748,000	1,846,000
Other intangibles, net	2,030,000	1,615,000
Other	91,000	91,000

Total assets	$17,495,000	$19,698,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$932,000	$922,000
Accrued expenses	2,000,000	2,218,000
Current portion of capital lease obligations	86,000	1,000
Deferred revenue	6,458,000	7,373,000

Total current liabilities	9,476,000	10,514,000
Capital lease obligations, less current portion	7,000	—
Deferred revenue	2,000	3,000
Other long-term liabilities	83,000	60,000

Total liabilities	9,568,000	10,577,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value: 100,000,000 shares authorized; 20,854,265 and 21,435,826 shares issued and outstanding, respectively	52,240,000	52,577,000
Accumulated deficit	(44,431,000)	(43,533,000)
Accumulated other comprehensive income	118,000	77,000

Total shareholders’ equity	7,927,000	9,121,000

Total liabilities and shareholders’ equity	$17,495,000	$19,698,000

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2004	2005	2006
Revenue:
License fees	$10,205,000	$10,175,000	$9,958,000
Subscription fees	—	930,000	2,165,000
Services, maintenance, and other	17,110,000	17,262,000	17,498,000

	27,315,000	28,367,000	29,621,000

Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	436,000	650,000	769,000

Services, maintenance, and other	6,358,000	5,891,000	6,410,000

	6,794,000	6,541,000	7,179,000
Operating expenses:
Sales and marketing	9,448,000	10,957,000	11,399,000
Research and development	4,078,000	4,616,000	5,099,000
General and administrative	4,572,000	4,120,000	4,368,000
Impairment of M2 note receivable	900,000	—	—
Depreciation and amortization	553,000	613,000	861,000

	19,551,000	20,306,000	21,727,000

Income from operations	970,000	1,520,000	715,000

Other income (expense):
Interest income	171,000	187,000	269,000
Interest expense	(17,000)	(12,000)	(14,000)
Other	45,000	53,000	(15,000)

	199,000	228,000	240,000

Income before income taxes	1,169,000	1,748,000	955,000
Income tax expense (benefit)	(202,000)	95,000	57,000

Net income	$1,371,000	$1,653,000	$898,000

Net income per share - basic	$0.07	$0.08	$0.04

Net income per share - diluted	$0.06	$0.07	$0.04

Weighted average shares outstanding – basic	19,190,661	20,096,877	20,992,877

Weighted average shares outstanding – diluted	21,313,286	23,544,398	24,115,688

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 31, 2003	19,127,498	$50,264,000	$(47,455,000)	$(35,000)	$2,774,000
Comprehensive income, net of tax:
Net income	—	—	1,371,000	—	1,371,000
Foreign currency translation adjustment	—	—	—	115,000	115,000

Comprehensive income					1,486,000
Issuance of common stock from the exercise of stock options	133,646	27,000	—	—	27,000

Balance at January 31, 2004	19,261,144	$50,291,000	$(46,084,000)	$80,000	$4,287,000
Comprehensive income, net of tax:
Net income	—	—	1,653,000	—	1,653,000
Foreign currency translation adjustment	—	—	—	38,000	38,000

Comprehensive income					1,691,000
Issuance of common stock from the exercise of stock options	403,121	279,000	—	—	279,000
Issuance of common stock in connection with the VertiSoft acquisition	1,190,000	1,309,000	—	—	1,309,000
Stock options issued in connection with the VertiSoft acquisition	–	361,000	—	—	361,000

Balance at January 31, 2005	20,854,265	52,240,000	$(44,431,000)	$118,000	$7,927,000
Comprehensive income, net of tax:
Net income	—	—	898,000	—	898,000
Foreign currency translation adjustment	—	—	—	(41,000)	(41,000)

Comprehensive income					857,000
Issuance of common stock from the exercise of stock options	581,561	337,000	—	—	337,000

Balance at January 31, 2006	21,435,826	52,577,000	$(43,533,000)	$77,000	$9,121,000

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2004	2005	2006
Operating activities
Net income	$1,371,000	$1,653,000	$898,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	528,000	405,000	446,000
Amortization of other intangible assets	25,000	208,000	415,000
Provision for doubtful accounts	265,000	67,000	30,000
Loss on impairment of M2 note receivable	900,000	—	—
Loss on sale of property and equipment	3,000	—	—
Deferred income taxes	—	20,000	40,000
Change in operating assets and liabilities (exclusive of acquisitions):
Accounts receivable	(1,195,000)	738,000	(228,000)
Receivable on insurance claim	750,000	—	—
Prepaid expenses and other assets	407,000	(89,000)	(323,000)
Accounts payable	(680,000)	(76,000)	9,000
Accrued expenses and accrued settlement of lawsuit	(1,132,000)	(1,374,000)	194,000
Income taxes payable	—	3,000	12,000
Deferred revenue	222,000	(166,000)	1,008,000

Net cash provided by operating activities	1,464,000	1,389,000	2,501,000

Investing activities
Purchases of property and equipment	(164,000)	(470,000)	(373,000)
Payments from shareholders	85,000	—	—
Payments from M2 note receivable	86,000	325,000	318,000
Purchase of VertiSoft, net of cash acquired	—	(348,000)	(97,000)

Net cash provided by (used in) investing activities	7,000	(493,000)	(152,000)

Financing activities
Payments of notes payable and capital lease obligations	(123,000)	(1,161,000)	(92,000)
Proceeds from exercise of stock options	27,000	279,000	337,000

Net cash provided by (used in) financing activities	(96,000)	(882,000)	245,000
Impact of foreign currency rate fluctuations on cash	51,000	91,000	(73,000)

Net increase (decrease) in cash and cash equivalents	1,426,000	105,000	2,521,000
Cash and cash equivalents at beginning of year	3,902,000	5,328,000	5,433,000

Cash and cash equivalents at end of year	$5,328,000	$5,433,000	$7,954,000

Supplemental cash flow information:
Cash paid for interest	$37,000	$14,000	$14,000

Net cash paid for income taxes (income taxes refunded)	$(202,000)	$63,000	$12, 000

See accompanying notes to consolidated financial statements

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Optio Software, Inc. (the “Company” or “Optio”), provides document automation and electronic health record solutions that enable organizations to achieve unprecedented speed, accuracy, functionality and quality in their inbound and outbound documents. The Company’s infrastructure software and services enhance the form, content, distribution and availability of business critical information. The Company markets primarily to companies located principally in the United States and Europe. The industry in which the Company operates is subject to rapid change due to development of new technologies and products.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles, goodwill and notes receivable; valuation allowances for receivables and deferred tax assets; and litigation contingencies. Actual results could differ from those estimates.

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

License Fees

The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable, collection is considered probable, the remaining elements such as future services are not considered essential to the functionality of the software, and the Company has a legally enforceable claim not subject to refund or forfeiture if future services are not rendered. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company enters into reseller arrangements that typically provide for sublicense fees payable based upon a percentage of list price or a contractually negotiated fixed fee. The Company does not grant its resellers the right of return.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognizes license revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to the Company and can differ from amounts contained in the customer arrangement. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

Subscription fees

The Company also licenses certain of its products in the form of a subscription service contracts, with terms typically ranging from 3 to 5 years. Subscription revenue, which includes a license of the software product, technical support and future unspecified enhancements to the software product, is recognized on a daily basis over the agreement period once the product has been installed. Unlike license fee revenue, subscription service contracts include licenses that are not perpetual in duration.

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

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Costs

Advertising costs are expensed in the period incurred. Total advertising expense amounted to approximately $669,000, $822,000 and $926,000 during the years ended January 31, 2004, 2005 and 2006, respectively.

Shipping Fees and Handling Costs

In accordance with Emerging Issues Task Force 00-10, Accounting for Shipping and Handling Charges, the Company records all shipping fees and handling costs associated with transporting the licensed software to customers as costs of revenue. The revenues associated with customer billings for these charges is reported in services, maintenance and other revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at January 31, 2006 consisted primarily of investments in money market funds. The carrying amounts of the Company’s investments in cash equivalents approximate their fair values due to the short maturities of these instruments.

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

Property and equipment at January 31, 2005 and 2006 consisted of the following:

	January 31,
	2005	2006
Equipment	$2,399,000	$2,605,000
Furniture and fixtures	604,000	612,000
Purchased software	1,204,000	1,283,000
Leasehold improvements	298,000	322,000

	4,505,000	4,822,000
Less accumulated depreciation and amortization	(3,837,000)	(4,209,000)

Net property and equipment	$668,000	$613,000

Accrued Expenses

Accrued expenses as of January 31, 2005 and 2006 included the following:

	January 31,
	2005	2006
Accrued commissions and bonuses	$442,000	$583,000
Accrued sales taxes	299,000	453,000
Accrued payroll and payroll related taxes	354,000	221,000
Other	905,000	961,000

Total accrued expenses	$2,000,000	$2,218,000

Costs of Revenue

Costs of revenue from license fees consist of costs relating to the manufacturing, packaging and distribution of software and related documentation and third party license and referral fees. Costs of revenue from services, maintenance and other, consists of personnel, outsourced consultants and direct expenses relating to the cost of providing consulting, implementation, training, technical support and allocable overhead.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

The Company acquired goodwill and other intangible assets in connection with the acquisition of VertiSoft Corporation (“VertiSoft”) in August 2004. Under the purchase method of accounting pursuant to SFAS 141, the total purchase price was allocated to the acquired entity’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Any excess of the purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired was recorded as goodwill. In accordance with SFAS 142, goodwill and intangible assets with indefinite lives resulting from business combinations have not been amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present) while identifiable intangible assets with finite lives are amortized over their estimated useful lives. In the event that the Company’s management determines that the value of goodwill or intangible assets has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has selected August 1 as its annual impairment testing date for its goodwill. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The Company performed this analysis as of August 1, 2005 and determined that no impairment of its goodwill existed.

Intangible assets and the related accumulated amortization as of January 31, 2006 and 2005 were as follows (in thousands):

	January 31,
	2005	2006
Goodwill	$1,748	$1,846
Customer base	1,260	1,260
Accumulated amortization – customer base	(55)	(252)
Technology	893	893
Accumulated amortization – technology	(144)	(345)
Non-compete	85	85
Accumulated amortization – non-compete	(9)	(26)

Intangible assets, net	$3,778	$3,461

Amortization expense was $415,000, $208,000, and $0, for the years ended January 31, 2006, 2005 and 2004, respectively. Expected amortization expense for the next five years is as follows:

Amortization expense:
January 31, 2007	$363,000
January 31, 2008	295,000
January 31, 2009	282,000
January 31, 2010	249,000
January 31, 2011	117,000

As of January 31, 2006, the total unamortized balance of all amortizable intangible assets was $1,615,000.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Such amounts are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Based on the additional disclosure requirements of SFAS 148, Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to SFAS 123, the following information is provided to demonstrate the assumptions and the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123.

Pro forma information regarding net income required by SFAS 123, Accounting for Stock-Based Compensation, requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method through December 15, 1999, the date of the Company’s initial public offering. For those options granted subsequent to December 15, 1999, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the years ended January 31, 2004, 2005 and 2006: risk-free interest rates of 3.48%, 3.96% and 4.3% respectively; no dividend yield; volatility of 158% for 2004, 145% for 2005 and 136% for 2006; and an expected life of the options of 7.51 years for 2004, 7.11 for 2005 and 5.55 for 2006.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The weighted-average fair value of options granted during the years ended January 31, 2004, 2005 and 2006 equaled $0.55, $1.19 and $1.40 per share, respectively. The Company’s pro forma information, as determined using the fair value method of accounting under SFAS 123, was as follows:

	Year Ended January 31,
	2004	2005	2006
Net income as reported	$1,371,000	$1,653,000	$898,000
Add: Compensation cost reported using the intrinsic value method	—	—	—
Deduct: Compensation cost using the fair value method, net of tax	(703,000)	(395,000)	(511,000)

Pro forma net income	$668,000	$1,258,000	$387,000

Net income per share as reported – basic	0.07	0.08	0.04
Net income per share as reported – diluted	0.06	0.07	0.04
Pro forma net income per share – basic	0.03	0.06	0.02
Pro forma net income per share – diluted	0.03	0.05	0.02

Non-cash Transactions

Non-cash activities during the year ended January 31, 2005 consisted of certain assets and liabilities assumed with the acquisition of VertiSoft discussed more fully in Note 13.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

Comprehensive income represents net income plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations. The items in accumulated other comprehensive income relate principally to foreign currency translation adjustments.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, a revision of SFAS 123, Stock Based Compensation. The Statement supersedes APB 25, Accounting for Stock Issued to Employees. This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R), however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption the Company has used continues to be available and the Company intends to continue to use them. SFAS 123(R) will be effective for the Company beginning in fiscal 2007. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts on a basis consistent with pro forma amounts that have been included in their footnotes. The Company has concluded that it will adopt on the modified prospective basis. For the pro forma effect on fiscal years 2004, 2005 and 2006, using the existing valuation and amortization assumptions, see Note 2 of Notes to Consolidated Financial Statements included in Item 15 of this Annual Report. The Company expects to record additional compensation expense of approximately $325,000 and $291,000, pre-tax, in fiscal years 2007 and 2008, respectively, related to previously issued unvested stock options.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, has no current impact on the consolidated financial statements of the Company.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal Year

The Company maintains a fiscal year ending January 31st. References to 2006, 2005 and 2004 represent the years ending January 31, 2006, 2005 and 2004, respectively.

Reclassifications

Certain prior year amounts have been changed to conform with the current year presentation.

3. Notes Receivable

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

At January 31, 2006, the gross principal balance due the Company on the note was $2,942,524. Accrued interest receivable of $31,000 is included in other current assets.

As described in Note 16, on April 30, 2003, the Company executed a Settlement and Release Agreement with M2 Systems covering the remainder of the indemnification claims made by M2 Systems. In exchange for M2 System’s agreement to release the Company from such claims, the Company amended the promissory notes related to the TransLink and Muscato divestiture, calling for a modified payment schedule of a combined note. The modified payment schedule of the combined note requires four quarterly installments of $100,000, including interest calculated at the prime rate, up to a maximum rate of 6.75% (5.25% and 6.75% as of January 31, 2005 and 2006, respectively) through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008. Interest is calculated each quarter on the then outstanding balance and the installment payments are allocated first to interest, with the remaining balance allocated to principal. The amount presented as the current portion of the note receivable from M2 represents an estimate of installment payments expected to be allocated to principal during the year ending January 31, 2007, based on the current interest rate.

During the third quarter of 2004, as a result of M2 Systems’ failure to make timely payments, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus, Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to the Company, the Company would incur an additional loss of $2.0 million. The Company periodically assesses the value of the collateral and the note, as reflected on the Company’s consolidated financial statements.

On September 15, 2004 Optio notified M2 Systems of certain non-monetary defaults under the note. M2 Systems disputed these defaults. Optio did not accelerate the indebtedness under the note, but the parties are negotiating to modify the current loan documents to address the alleged defaults by M2 Systems to give Optio additional collateral. On May 18, 2005, the parties executed modified and additional security documents granting Optio a security interest in the assets of certain of M2 Systems’ affiliates and placing greater restrictions on the use of the collateral.

Based on the timely payments by M2 Systems during the year ended January 31, 2006 and the absence of any impairment indications, the Company has concluded that no additional impairment charge is warranted at this time.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and notes receivable.

The Company maintains cash and cash equivalents at various financial institutions. Company policy is designed to limit exposure at any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. Cash equivalents at January 31, 2006 of $6.0 million represented investments in money market funds.

Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of entities comprising the Company’s customer base; however, the Company generates between 20% and 35% of its domestic revenues from healthcare organizations, with the remainder, including its international revenues, generated by a wide array of industries. In addition, the Company generates portions of its revenues from the end-users of large enterprise resource planning (“ERP”) system vendors such as Oracle Corporation and QAD, Inc. Over 30% of the Company’s domestic license revenues may be generated from the end-users of a single ERP vendor at any given point in time. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables generally are due within 30 days, and management records estimates of expected credit losses. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s best estimate it believes the Company’s allowance for doubtful accounts is adequate as presented. Historically, the Company has not experienced significant losses related to receivables from groups or customers in any particular industry or geographic area. Bad debt expense for the years ended January 31, 2004, 2005 and 2006 amounted to $265,000, $67,000 and $30,000, respectively. Materially different amounts of bad debt expense and allowance for doubtful accounts could be reported under different conditions or using different assumptions.

As further explained in Note 3, the Company holds a note receivable from M2 Systems as partial consideration for the sale of Muscato and TransLink. This note was written down to its net realizable value during the third quarter of 2004 based upon management’s assessment of the fair value of the underlying collateral. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to the Company, the Company would incur an additional loss of $2.0 million.

Fair Values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and note receivable approximate their fair values. The fair value estimates were based on market information available to management as of January 31, 2005 and 2006. The Company does not have financial instruments with off-balance sheet risk.

5. Capital Leases and Lines of Credit

The Company leases telecommunications, computer equipment and vehicles under capital leases. Assets under capital leases included in property and equipment are as follows:

	January 31,
	2005	2006
Equipment	$404,000	$404,000
Less accumulated amortization	(321,000)	(402,000)

	$83,000	$2,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under capital leases consist of the following at January 31, 2006:

2007	$1,000

Total minimum lease payments	1,000
Less amounts representing interest	—

Present value of net minimum lease payments	1,000
Less current portion	—

$1,000

For the years ended January 31, 2004, 2005 and 2006, the Company had a bank line of credit of up to $4.0 million. The line of credit expires on April 21, 2006 and bears interest at the prime rate (5.25% and 7.25% at January 31, 2005 and 2006, respectively), subject to increase based on the Company’s performance relative to certain financial ratios. Subsequently, on April 21, 2006, Optio extended the line of credit through April 21, 2007. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of accounts receivable. The Company has estimated that approximately $2.0 million would be available for borrowings based upon the Company’s historical accounts receivable balance. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and EBITDA requirements and restrictions on dividends. On December 4, 2003, the line of credit was amended, effective from April 30, 2003, to modify the calculation of certain financial ratios to exclude any impairment charges related to the M2 Systems note receivable. As of January 31, 2005 and 2006, Optio was in compliance with the required financial ratios; however, in March 2005, Optio was in violation of the required financial covenants and was in default on the line of credit. The bank issued a waiver of non-compliance on April 22, 2005. There were no borrowings under the line of credit as of January 31, 2005 and 2006.

6. Operating Leases

The Company leases office space and equipment under operating leases. Rent expense under the Company’s operating leases was approximately $1,447,000, $1,443,000 and $1,559,000 during the years ended January 31, 2004, 2005, and 2006, respectively.

Future minimum lease payments under noncancellable operating leases, with initial terms of at least one year at the time of inception, are as follows at January 31, 2006:

2007	$1,303,000
2008	936.000
2009	933,000
2010	956,000
2011	980,000
Thereafter	4,810,000

$9,918,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Income Taxes

The provisions (benefits) for income taxes are summarized below:

	Year Ended January 31,
	2004	2005	2006
Current:
Federal	$(6,000)	$41,000	$—
State	(164,000)	22,000	12,000
Foreign	(32,000)	12,000	5,000

	(202,000)	75,000	17,000
Deferred:
Federal	—	16,000	32,000
State	—	4,000	8,000

	—	20,000	40,000

Total	$(202,000)	$95,000	$57,000

Pre-tax income (loss) attributable to foreign and domestic operations is summarized below:

	Year Ended January 31,
	2004	2005	2006
U.S. operations	$1,623,000	$2,050,000	$1,214,000
French operations	(492,000)	(392,000)	(263,000)
German operations	(92,000)	(73,000)	24,000
U.K. operations	124,000	68,000	(20,000)
Australian operations	6,000	—	—

	$1,169,000	$1,653,000	$955,000

A reconciliation of the provision for income taxes to the statutory federal income tax rate is as follows:

	Year Ended January 31,
	2004	2005	2006
Statutory rate of 34% applied to pre-tax income	$397,000	$595,000	$325,000
State income taxes, net of Federal tax effect	(116,000)	17,000	12,000
Research and development tax credits	(154,000)	(351,000)	(45,000)
Meals and entertainment expense	15,000	20,000	17,000
Change in valuation allowance	(306,000)	(186,000)	(252,000)
Change in enacted tax laws	(38,000)	—	—

	$(202,000)	$95,000	$57,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2005	2006
Deferred income tax assets:
Goodwill amortization	$248,000	$305,000
Depreciation	41,000	31,000
Net operating loss carryforwards	8,168,000	7,898,000
Capital loss carryforwards	6,115,000	6,115,000
Payroll related and other accruals	212,000	134,000
Allowance for doubtful accounts	555,000	476,000
Research and development credits	951,000	996,000
Reserve for ec-Hub	533,000	533,000
Other, net	63,000	146,000
Valuation allowance	(16,886,000)	(16,634,000)

Total deferred income tax assets	—	—
Deferred income tax liabilities:
Goodwill amortization	(20,000)	(60,000)

Total deferred income tax liabilities	(20,000)	(60,000)

Net deferred tax liability	$(20,000)	$(60,000)

At January 31, 2006, the Company recorded a $60,000 deferred tax liability associated with a temporary difference between the book and tax treatment of the approximate $1.8 million of goodwill acquired in the Vertisoft acquisition. Such goodwill is deductible for tax purposes over a 15-year period, whereas for book purposes it is not amortized but rather evaluated for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Due to the indeterminate reversal period of the underlying cumulative difference for book purposes, the associated deferred tax liability has not been netted against the Company’s deferred tax assets for purposes of estimating its deferred tax valuation allowance at January 31, 2006. Rather, the associated deferred tax liability has been recorded at its gross value until such time that the related temporary difference reverses for book purposes, if ever. This amount is included in accrued expenses at January 31, 2006.

For financial reporting purposes, at January 31, 2005 and 2006, a valuation allowance has been recognized to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of the deferred tax assets because management’s evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of the future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

The Company has approximately $34.9 million of net operating loss carryforwards, $15.2 million of capital loss carryforwards and $996,000 of research and development credit carryforwards for federal income tax purposes that expire in various years through 2025, 2007 and 2026, respectively. In addition, at January 31, 2006 the Company had net operating loss carryforwards of approximately $2.7 million resulting from its European operations. For financial reporting purposes, a valuation allowance has been established to offset the deferred tax assets related to these carryforwards. The net operating loss carryforwards may be subject to certain limitations in the event of a change of ownership of the Company.

No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent. We do not believe it is practicable to determine the amount of these unrecognized deferred taxes at this time.

The Company has provided a valuation allowance on substantially all of its net deferred tax assets. The Company will continue to monitor the realizability of these net deferred tax assets and will reverse some or all of the valuation allowance as appropriate. In making this determination, the Company considers a number of factors including whether there is a historical pattern of consistent and significant profitability in combination with the Company’s assessment of forecasted profitability in the future periods. Such patterns and forecasts allow us to determine whether our most significant deferred tax assets such as net operating loss and research and development credit carryforwards will more likely than not be realizable in future years, in whole or in part. These deferred tax assets in particular will require us to generate significant taxable income in the applicable jurisdictions in future years in order to recognize their economic benefits. At this point, the Company does not believe that it has enough positive evidence to conclude that some or all of the valuation allowance on deferred tax assets should be reversed. Realization of the Company’s capital loss carryforward would further require the generation of capital gain income, which management believes to be unlikely prior to expiration of the federal capital loss carryforward during the upcoming year. However, facts and circumstances could change in future years and at such point the Company will reverse the allowance as appropriate.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Stock Options

Effective January 1, 1997, the Company adopted a Stock Incentive Plan (the “Plan”) for employees and key persons that provides for the issuance of stock incentives covering up to 12,500,000 shares of common stock. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights. The terms and conditions of stock incentives granted under the Plan, including the number of shares, the exercise price and the time at which such options become exercisable are determined by the Board of Directors. The term of options granted under the Plan may not exceed 10 years and the options generally vest over periods ranging from three to five years. Prior to the adoption of the Plan, options which had no termination period were granted to certain officers and selected employees.

On October 15, 1999, the Company adopted a Directors’ Stock Option Plan (the “Directors’ Plan”) for directors of the Company who are not officers or employees of the Company. The Directors’ Plan provides for issuance of options to purchase the Company’s common stock at an exercise price equal to fair market value on the date of grant and expire 10 years after issuance. The options become fully vested as of the date of issuance.

A summary of stock option activity is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding options at January 31, 2003	7,203,500	$0.01 - $ 16.00	$0.98
Options granted	739,697	$0.37 - $ 1.21	$0.62
Options exercised	(133,646)	$0.35 - $ 1.34	$0.87
Options canceled/forfeited	(1,104,018)	$0.24 - $ 16.00	$1.26

Outstanding options at January 31, 2004	6,705,533	$0.01 - $ 16.00	$0.89
Options granted	956,832	$1.00 - $ 1.59	$1.19
Options exercised	(403,121)	$0.88 - $ 1.70	$1.31
Options canceled/forfeited	(219,852)	$0.24 - $ 16.00	$1.95

Outstanding options at January 31, 2005	7,039,392	$0.01 - $ 16.00	$0.91
Options granted	670,379	$0.98 - $ 1.40	$1.12
Options exercised	(581,561)	$0.03 - $ 0.95	$0.51
Options canceled/forfeited	(254,158)	$0.25 - $ 16.00	$1.82

Outstanding options at January 31, 2006	6,874,052	$0.01 - $ 16.00	$0.93

Exercisable options at January 31, 2004	5,402,140	$0.01 - $ 16.00	$0.89

Exercisable options at January 31, 2005	5,399,559	$0.01 - $ 16.00	$0.91

Exercisable options at January 31, 2006	5,397,020	$0.01 - $ 16.00	$0.90

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information concerning options outstanding and exercisable as of January 31, 2006:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.002 - $ 0.10	1,264,900	N/A	$0.04	1,264,900	$0.04
$ 0.24 - $ 0.50	436,381	6.89	$0.35	266,152	$0.35
$ 0.51 - $0.75	582,720	4.51	$0.66	455,773	$0.64
$ 0.76 - $1.00	2,787,505	2.42	$0.80	2,696,892	$0.80
$ 1.01 - $1.25	936,517	8.8	$1.11	255,538	$1.11
$ 1.26 - $2.00	739,960	7.24	$1.46	331,696	$1.58
$3.031 - $10.00	73,175	4.17	$8.69	73,175	$8.69
$10.01 - $16.00	52,894	4.01	$15.91	52,894	$15.91

	6,874,052	4.73	$0.93	5,397,020	$0.90

As of January 31, 2006, the Company has reserved 11,460,580 shares of common stock for issuance upon exercise of stock options under the Plan, 1,363,900 shares of common stock for issuance upon exercise of stock options outside of the Plan and 280,000 shares of common stock for issuance upon exercise of stock options under the Directors’ Plan.

9. Employee Benefit Plan

The Company has a combined profit sharing and 401(k) plan (the “401K Plan”) that covers substantially all employees meeting specified age and length-of-service requirements. The Company may make a discretionary matching contribution each year. The Company recognized expense related to the 401K Plan of approximately $0, $45,000 and $129,000 during the years ended January 31, 2004, 2005 and 2006, respectively.

10. Related Party Transactions

The Company had a note receivable from a shareholder for general personal purposes of $5,000 at both January 31, 2004 and 2005.

Effective February 11, 2003, the Company entered into a Separation Agreement with Warren Neuburger, the Company’s former President and Chief Executive Officer. The Separation Agreement called for separation payments of $33,300 to be paid within eight days of the execution of the Separation Agreement and for an additional $270,000 to be paid in 24 equal installments over the following year. The total separation payments of $303,300 were recorded as severance expense in the year ended January 31, 2003 due to the fact that Mr. Neuburger’s employment terminated as of that date.

As further described in Note 12, the Company purchased VertiSoft in August 2004. Barron Hughes, a member of the Company’s Board of Directors, served as the former Chief Financial Officer of VertiSoft until its acquisition by the Company. In accordance with the VertiSoft purchase agreement, Mr. Hughes was paid severance pay of $165,000. In addition, VertiSoft had a note payable to Mr. Hughes in the amount of $138,000. Effective with the acquisition closing, the Company immediately repaid Mr. Hughes the full amount of the note payable. Further, in connection with the acquisition, Mr. Hughes was issued 96,975 options to purchase the common stock of the Company.

Robert Beck, a member of the Company’s Board of Directors, is the President and owner of Sales Builders, Inc. During the year ended January 31, 2004, the Company hired Sales Builders, Inc. to provide sales training to its employees. Fees paid to Sales Builders, Inc. under this arrangement totaled $0 in 2004, $44,000 in 2005 and $17,000 in 2006.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Income Per Share

Income per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income per share:

	Year ended January 31,
	2004	2005	2006
Net Income	$1,371,000	$1,653,000	$898,000

Weighted average shares outstanding – basic	19,190,661	20,096,877	20,992,877
Effect of dilutive stock options	2,122,625	3,299,297	2,812,811
Effect of VertiSoft shares held in escrow	—	148,224	310,000

Weighted average shares outstanding – diluted	21,313,286	23,544,398	24,115,688

Income per share – basic	$0.07	$0.08	$0.04

Income per share – diluted	$0.06	$0.07	$0.04

Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	698,295	685,141	990,190

12. Acquisition of VertiSoft Corporation

On August 10, 2004, the Company consummated the merger of VertiSoft, a privately held Georgia corporation, and Optio Software II, Inc., a wholly owned subsidiary of the Company, whereby VertiSoft became the surviving wholly owned subsidiary of the Company. Subsequently, on September 15, 2004, VertiSoft was merged with and into the Company, with the Company remaining the surviving corporation. The consideration given for all the common stock of VertiSoft included $348,000 in cash, the issuance of 1.5 million shares of Optio common stock, of which 310,000 shares are to be held in escrow for a period of 18 months to secure the indemnification obligations of the shareholders of VertiSoft, the issuance of options to purchase 340,000 shares of common stock of the Company to certain former VertiSoft executives and employees, and future conditional cash payments of $225,000 to be paid out in various installments over a two year period, contingent upon the achievement of certain customer retention and product development goals. A cash payment of $75,000 was paid on August 30, 2005. The cash component of the consideration given was paid from funds generated from the on-going operations of the Company. The purchase price is as follows:

Cash paid	$348,000
Cash paid in contingent payment	75,000
Common stock issued (1,190,000 shares, excluding the 310,000 shares held in escrow)	1,309,000
Stock options issued	361,000
Preliminary acquisition costs	338,000

$2,431,000

The value of the common stock issued above was based on the market price of the Company’s common stock on the date of issuance. At the end of the 18-month period and subsequent to year-end, the 310,000 shares held in escrow were released to the VertiSoft shareholders. The value of the shares based on the market value of the Company’s common stock on that date will be added to goodwill.

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

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase price was allocated to the assets and liabilities assumed based on their respective fair values on the date of acquisitions as follows:

Tangible assets acquired	$280,000
Liabilities assumed	(1,933,000)
Technology	839,000
Customer relationships	1,314,000
Non-compete agreement	85,000
Goodwill	1,846,000

$2,431,000

The technology is being amortized over periods ranging from 3 months to 5 years, the customer relationships are being amortized over 11 years and the non-compete agreement is being amortized over 5 years.

The results of operations of VertiSoft have been included in the Company’s consolidated condensed financial statements from the date of the acquisition, August 10, 2004. The following unaudited pro forma financial information presents the combined results of operations of VertiSoft and Optio as though the acquisition had occurred at the beginning of the periods presented. The pro forma financial information does not necessarily represent the results of operations that would have occurred had VertiSoft and Optio been a single company during the period presented, nor does the Company believe that the pro forma financial information presented is necessarily representative of future operating results.

Year Ended January 31, 2005
Revenue	$29,530,000
Net income	$1,711,000
Net income per share – basic	$0.08
Net income per share – diluted	$0.07
Weighted average shares outstanding – basic	20,717,888
Weighted average shares outstanding – diluted	24,327,185

VertiSoft provides document management solutions designed to streamline information access and distribution for physicians and clinical, medical records and financial services staff through a single interface or Composite Patient View™. Its patented electronic document management system, QuickRecord, provides secure, individualized access to patient information retrieved from any system, inside or outside a business enterprise. The primary reasons for the acquisition were that the QuickRecord product broadens the Company’s portfolio of healthcare solutions and establishes a subscription-based licensing model for a new line of solutions.

In connection with the transaction described above, the Company entered into a three-year employment agreement with Donald H. French, VertiSoft’s former President and CEO. Mr. French serves as Senior Vice President of Research and Development for the Company. Mr. French’s employment agreement provides for a base salary of $200,000, and an option to acquire 350,000 shares of common stock at $1.10 per share (the “Options”). The Options vest over a period of four years. Upon Mr. French’s resignation for good reason, or termination without cause, as such terms are defined in the employment agreement, the Company will be obligated to pay him his then-current base salary for the remaining term of the employment agreement. If Mr. French’s employment is terminated by reason of disability occurring in the performance of his duties, he will receive his base salary for 12 months less any payments made to him under any long-term or short-term disability insurance policies. If Mr. French is terminated for cause, including resignation, or the mutual consent of the parties, he will receive no severance. Mr. French’s employment agreement includes post-employment restrictive covenants not to compete, solicit the Company’s customers or recruit the Company’s employees.

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Segment and Geographic Information

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

Segment information for the years ended January 31, 2004, 2005 and 2006 is summarized below.

Year ended January 31, 2004	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,476,000	$1,729,000	$—	$10,205,000	$—	$10,205,000
Services, maintenance and other	14,633,000	2,469,000	8,000	17,110,000	—	17,110,000
Intersegment revenue	481,000	133,000	—	614,000	(614,000)	—

Total revenue	23,590,000	4,331,000	8,000	27,929,000	(614,000)	27,315,000
Interest income	171,000	—	—	171,000	—	171,000
Interest expense	17,000	—	—	17,000	—	17,000
Depreciation and amortization	489,000	64,000	—	553,000	—	553,000
Income tax expense (benefit)	(205,000)	3,000	—	(202,000)	—	(202,000)
Segment income (loss) before income taxes	1,623,000	(460,000)	6,000	1,169,000	—	1,169,000
Segment net income (loss)	1,828,000	(463,000)	6,000	1,371,000	—	1,371,000
Total segment assets	15,648,000	3,088,000	87,000	18,823,000	(4,577,000)	14,246,000
Expenditures for long-lived assets	157,000	7,000	—	164,000	—	164,000

Year ended January 31, 2005	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,050,000	$2,125,000	$—	$10,175,000	$—	$10,175,000
Subscription fees	894,000	36,000	—	930,000	—	930,000
Services, maintenance and other	14,467,000	2,795,000	—	17,262,000	—	17,262,000
Intersegment revenue	447,000	202,000	—	649,000	(649,000)	—

Total revenue	23,858,000	5,158,000	—	29,016,000	(649,000)	28,367,000
Interest income	182,000	5,000	—	187,000	—	187,000
Interest expense	12,000	—	—	12,000	—	12,000
Depreciation and amortization	596,000	17,000	—	613,000	—	613,000
Income tax expense	83,000	12,000	—	95,000	—	95,000
Segment income (loss) before income taxes	2,132,000	(384,000)	—	1,748,000	—	1,748,000
Segment net income (loss)	2,049,000	(396,000)	—	1,653,000	—	1,653,000
Goodwill	1,454,000	294,000	—	1,748,000	—	1,748,000
Total segment assets	16,892,000	3,690,000	—	20,582,000	(3,087,000)	17,495,000
Expenditures for long-lived assets	773,000	45,000	—	818,000	—	818,000

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Year ended January 31, 2006	United States	Europe	Other	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$7,993,000	1,965,000	$—	$9,958,000	$—	$9,958,000
Subscription fees	2,125,000	40,000	—	2,165,000	—	2,165,000
Services, maintenance and other	14,795,000	2,703,000	—	17,498,000	—	17,498,000
Intersegment revenue	351,000	120,000	—	471,000	(471,000)	—

Total revenue	25,264,000	4,828,000	—	30,092,000	(471,000)	29,621,000
Interest income	269,000	—	—	269,000	—	269,000
Interest expense	14,000	—	—	12,000	—	14,000
Depreciation and amortization	824,000	37,000	—	861,000	—	861,000
Income tax expense	52,000	5,000	—	57,000	—	57,000
Segment income (loss) before income taxes	1,214,000	(259,000)	—	955,000	—	955,000
Segment net income (loss)	1,162,000	(264,000)	—	898,000	—	898,000
Goodwill	1,552,000	294,000	—	1,846,000	—	1,846,000
Total segment assets	19,333,000	3,788,000	—	23,121,000	(3,423,000)	19,698,000
Expenditures for long-lived assets	407,000	63,000	—	470,000	—	470,000

14. Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly results for the years ended January 31, 2005 and 2006 were as follows:

For the year ended January 31, 2005	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter (a)
Revenue	$7,206	$6,794	$6,649	$7,718
Cost of revenue, exclusive of depreciation and amortization	1,735	1,543	1,527	1,736
Income before interest and taxes	567	372	312	269
Net income	569	427	353	304
Net income per share - basic	$0.03	$0.02	$0.02	$0.01
Net income per share - diluted	$0.02	$0.02	$0.02	$0.01

For the year ended January 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$6,916	$7,379	$7,080	$8,246
Cost of revenue, exclusive of depreciation and amortization	1,797	1,736	1,796	1,850
Income (loss) before interest and taxes	(125)	209	(38)	669
Net income (loss)	(90)	244	6	738
Net income (loss) per share - basic	$0.00	$0.01	$0.00	$0.03
Net income (loss) per share - diluted	$0.00	$0.01	$0.00	$0.03

(a)	Includes the results of operations of VertiSoft acquired on August 10, 2004, discussed more fully in Note 12.

15. Contingencies

On June 19, 2001, a lawsuit styled Wagner, et al v. Optio Software, Inc., was filed in the United States District Court for the Southern District of Ohio, Western Division, Case No. C-1-01-406 and later amended to include a corporate officer as a defendant. The lawsuit, filed by 19 shareholders of the now bankrupt company known as Prograde Technologies, Inc. (“PTI”), alleged breach of contract, promissory estoppel and promissory fraud arising out of the termination by Optio of negotiations of a possible merger with PTI. The plaintiffs were seeking compensatory damages of an unspecified amount, but in excess of $1.0 million, as well as punitive damages in excess of $10.0 million,

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reimbursement for the plaintiffs’ attorney’s fees and associated costs and expenses of the lawsuit. Optio counterclaimed against two of the plaintiffs for failure to pay on a guarantee on a promissory note. On July 21, 2003, the parties executed a Settlement Agreement and Mutual General Release. The settlement included the release by PTI’s trustee in bankruptcy of all claims against the plaintiffs, the Company and a Company officer and a non-appealable order approving the release of the trustee’s claims by the bankruptcy court. Under the terms of the settlement, Optio paid a total of $875,000 and received immediate reimbursement from its insurer of $750,000. Both parties were required to release all claims that each may have in the PTI bankruptcy in exchange for a reciprocal release from the bankruptcy trustee. The Company had previously recorded a liability for the settlement and a receivable for the amount to be contributed by the insurance carrier, after which settlement was made on July 21, 2003.

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in the Company’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000. The lawsuit also seeks class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), by all named defendants, (ii) Section 12(a)(2) of the Securities Act by the underwriter defendants, (iii) Section 15 of the Securities Act by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. The completion of the settlement is subject to a number of conditions, including Court approval. The Court preliminarily approved the settlement on February 15, 2005, subject to certain modifications which are currently pending approval by the defendants. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action. Optio may still have yet undetermined exposure to the underwriters pursuant to indemnification provisions in the underwriting agreement entered into at the time of the initial public offering. Under the guaranty, all of the insurers for all the issuers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. The disposition of this matter is limited to Optio’s $300,000 corporate insurance deductible. The Company has completed payment of the insurance deductible through payment of legal fees. Optio will have no additional exposure unless the insurance companies become insolvent or unless Optio’s liability exceeds its policy limits through this matter or other matters. Optio’s insurance companies currently have an A or AA rating. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s consolidated financial statements.

M2 Systems, purchaser of the Company’s Muscato and TransLink business units, previously claimed certain purchase price adjustments and breaches of representations and warranties by the Company relating to the accounts receivable, fixed assets and business transferred. M2 Systems demanded approximately $3.3 million as a purchase price adjustment and indemnification for the Company’s alleged breaches of representations and warranties. Effective September 13, 2002, M2 Systems and the Company entered into a settlement and release agreement covering the purchase price adjustment claims made by M2 Systems. In exchange for M2 Systems’ agreement to release the Company from such claims, the Company agreed to a purchase price adjustment in the amount of $193,945. In December 2002, M2 Systems and the Company entered into a settlement, release and satisfaction agreement covering certain of the indemnification claims made by M2 Systems. In exchange for the release, the Company accepted an amount, net of claims of $89,000, of $1,000 on the December 4, 2002 payment due under the TransLink note. In total, approximately $179,000 of the purchase price adjustments were applied against the M2 note, with the remainder paid in cash. The settlement and release agreement did not resolve any other claims M2 Systems had made against the Company. On April 30, 2003, the Company executed a Settlement and Release Agreement with M2 Systems covering the remainder of the indemnification claims made by M2 Systems. In exchange for M2 System’s agreement to release the Company from such claims, the Company amended the promissory notes related to the TransLink and Muscato

OPTIO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

divestitures, calling for a modified payment schedule of a combined note. The modified payment schedule of the combined note requires four quarterly installments of $100,000, including interest calculated at the prime rate (4.0% as of January 31, 2004) through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008.

On April 8, 2003, a lawsuit styled Donald K. Dunaway v. Optio Software, Inc. was filed in the Circuit Court of the Eighteenth Judicial Circuit for Seminole County, Florida. Optio removed the lawsuit to Federal District Court in the Middle District of Florida, Orlando Division. The compliant was filed by a former employee of Optio claiming that he was entitled to certain unpaid commissions earned while employed at Optio. The plaintiff was seeking compensatory, actual, special and consequential damages as a result of Optio’s alleged actions, as well as reimbursement of plaintiff’s attorney’s fees, prejudgment interest and the costs of the action. The lawsuit was settled on January 15, 2004 for $86,000. Optio recorded the settlement in its consolidated financial statements for the year ended January 31, 2004.

Indemnification

Most of the Company’s software license agreements indemnify our customers in the event that the software sold infringes upon the intellectual property rights of a third party. These agreements typically provide that in such event, Optio will either modify or replace the software so that it becomes non-infringing or procure for the customer the right to use the software. The Company has recorded no liability associated with these indemnifications, as management is not aware of any pending or threatened infringement actions that are possible losses. Optio believes the estimated fair value of these intellectual property indemnification clauses is minimal.

Optio Software, Inc.

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Acquired/ (Divested) Reserves	Deductions	Balance at End of Period (a)
Year ended January 31, 2004 Allowance for doubtful accounts	$720,000	$1,165,000	—	$(406,000)	$1,479,000
Year ended January 31, 2005 Allowance for doubtful accounts	$1,479,000	$67,000	—	$(137,000)	$1,409,000
Year ended January 31, 2006 Allowance for doubtful accounts	$1,409,000	$30,000	—	$(58,000)	$1,381,000

(a)	Includes a combination of the allowance for doubtful accounts and the impairment reserve recorded on the note receivable from M2 Systems.

S-1

EXHIBIT INDEX

2.1 Stock Purchase Agreement, dated as of March 27, 2000, by and among Optio Software, Inc., Muscato Corporation, the Shareholders of Muscato Corporation, Michael A. Muscato and Nicholas Muscato (incorporated by reference to Exhibit 2.1 to Form 8-K filed April 10, 2000).

2.2 Asset Purchase Agreement dated as of March 27, 2000, by and among Optio Software, Inc., TransLink Solutions Corporation, the Shareholders of TransLink Solutions Corporation, Michael A. Muscato and Nicholas Muscato (incorporated by reference to Exhibit 2.2 to Form 8-K filed April 10, 2000).

2.3 Agreement and Plan of Reorganization, dated as of August 10, 2004, by and among Optio Software, Inc., Optio Software II, Inc., VertiSoft Corporation and Shareholders of VertiSoft Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 13, 2004).

2.4 Amendment No. 1 to Agreement and Plan of Reorganization, dated as of August 1, 2005, by and among Optio Software, Inc., Optio Software II, Inc., by Optio as a successor-in-interest, VertiSoft Corporation, by Optio as a successor-in-interest, and Donald H. French, on behalf of himself on behalf of all the Other Shareholders (incorporated by reference to Exhibit 2.1 to Form 10-Q filed December 15, 2005)

3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Form S-1 filed October 15, 1999).

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

10.2 Optio Software, Inc. Stock Incentive Plan, dated as of January 1, 1997 (incorporated by reference to Exhibit 10.1 to Form S-1 filed October 15, 1999).

10.3 Optio Software, Inc. Outside Directors’ Stock Option Plan, dated as of October 13, 1999 (incorporated by reference to Exhibit 10.2 to Form S-1 filed October 15, 1999).

10.4 Amendment No. 1 to Optio Software, Inc. Outside Directors’ Stock Option Plan, dated as of December 19, 2003 (incorporated by reference to Exhibit 10.4 to Form 10-K filed April 21, 2004).

10.5 Amendment No. 2 to Optio Software, Inc. Outside Directors’ Stock Option Plan, dated as of November 2, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 8, 2005)

10.6 Sublease Agreement by and between HBO & Company and Optio Software, Inc., dated March 22, 1999 (incorporated by reference to Exhibit 10.4 to Form S-1 filed October 15, 1999).

10.7 Office Lease Agreement between Gateway Windward, Inc., as landlord, and Optio Software, Inc. as tenant, dated December 21, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 23, 2005).

10.8 Stock Purchase Agreement, dated December 4, 2001, by and between Optio Software, Inc. and M2 Systems Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed December 14, 2001).

10.9 Agreement for Sale and Purchase of Assets, dated as of December 4, 2001, by and between Optio Software, Inc. and M2 Systems Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q filed December 14, 2001).

10.10 M2 Systems Corporation $3,250,000 Non-Negotiable Promissory Note (incorporated by reference to Exhibit 10.3 to Form 10-Q filed December 14, 2001).

10.11 M2 Systems Corporation $750,000 Non-Negotiable Promissory Note (incorporated by reference to Exhibit 10.4 to Form 10-Q filed December 14, 2001).

10.12 M2 Systems Corporation $3,640,000 Amended, Restated and Consolidated Promissory Note (incorporated by reference to Exhibit 10.22 to Form 10-K filed May 1, 2003).

10.13 Loan and Security Agreement, dated as of April 25, 2002, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed May 1, 2002).

10.14 First Loan Modification Agreement, dated as of September 12, 2002, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed September 13, 2002).

10.15 Second Loan Modification Agreement, dated as of April 24, 2003, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.25 to Form 10-K filed May 1, 2003).

10.16 Third Loan Modification Agreement, dated as of June 4, 2003, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed September 15, 2003).

10.17 Fourth Loan Modification Agreement, dated as of December 4, 2003, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed April 21, 2004)

10.18 Fifth Loan Modification Agreement, dated as of April 8, 2004, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.25 to Form 10-K filed April 21, 2004)

10.19 Sixth Loan Modification Agreement, dated as of April 22, 2005, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K filed April 29, 2005)

10.20 Seventh Loan Modification, dated as of April 27, 2005, by and between Silicon Valley Bank and Optio Software, Inc. (incorporated by reference to Exhibit 10.18 to Form 10-K filed April 29, 2005)

10.21 Eighth Amendment to Loan and Security Agreement, dated April 21, 2006, by and between Silicon Valley Bank and Optio Software, Inc.

10.22 Consulting Agreement, dated as of March 17, 2003, by and between Steven E. Kaye and Optio Software, Inc. (incorporated by reference to Exhibit 10.27 to Form 10-K filed May 1, 2003).

10.23 Letter Agreement, dated December 21, 2004 between Optio Software, Inc. and Caroline Bembry (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 27, 2004)

10.24 Letter Agreement, dated December 23, 2004 between Optio Software, Inc. and Paul O’Callaghan (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 27, 2004)

10.25 Letter Agreement, dated December 21, 2004 between Optio Software, Inc. and Terry Kraft (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 27, 2004)

10.26 Letter Agreement, dated December 27, 2004 between Optio Software, Inc. and Daryl Hatton (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 27, 2004)

10.27 Letter Agreement, dated December 27, 2004 between Optio Software, Inc. and Steve Kaye (incorporated by reference to Exhibit 10.5 to Form 8-K filed December 27, 2004)

10.28 Employment Agreement by and between Optio Software, Inc. and C. Wayne Cape, dated as of August 1, 2003 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed September 15, 2003).

10.29 Employment Agreement, dated as of August 10, 2004, by and between Optio Software, Inc. and Donald H. French (incorporated by reference to Exhibit 2.2 to Form 8-K filed August 13, 2004).

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