Form 10-Q
period 2006-04-30
OPTIO SOFTWARE INC
filed 2006-06-14
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended April 30, 2006

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

There were 22,577,944 shares of the Registrant’s common stock outstanding as of June 9, 2006.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended April 30, 2006

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, integration of acquired entities, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable and notes receivable (specifically, the note receivable from M2 Systems Corporation), fluctuations in operating results because of acquisitions or dispositions, failure to integrate new products and newly acquired companies, diversion of management resources relating to acquisitions, reduction in cash reserves relating to acquisitions, challenges relating to acquisitions and the possibility that this may cause Optio to no longer be profitable, the negative effective on Optio’s earnings relating to the amortization or potential write-down of acquired assets or goodwill, failure  to retain the business relationships with existing customers from acquisitions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability to develop new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in Item 1A of Optio’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (the “2006 Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on May 1, 2006. You should carefully review the risk factors in the 2006 Annual Report and any additional risks described in other documents that Optio files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.
Consolidated Condensed Balance Sheets

	January 31, 2006	April 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,954,000	$8,297,000
Accounts receivable, net	4,811,000	3,846,000
Prepaid expenses and other current assets	720,000	987,000
Notes receivable from related party	5,000	5,000
Current portion of note receivable from M2	323,000	288,000
Total current assets	13,813,000	13,423,000
Property and equipment, net	613,000	699,000
Other assets:
Note receivable from M2, net of impairment reserve of $900,000, less current portion	1,720,000	1,679,000
Goodwill	1,846,000	2,227,000
Other intangible assets, net	1,615,000	1,518,000
Other	91,000	103,000
Total assets	$19,698,000	$19,649,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$922,000	$927,000
Accrued expenses	2,218,000	1,504,000
Current portion of capital lease obligations	1,000	—
Deferred revenue	7,373,000	7,382,000
Total current liabilities	10,514,000	9,813,000

Other long-term liabilities	63,000	73,000
Total liabilities	10,577,000	9,886,000
Commitments and contingencies
Shareholders’ equity:
Common stock	52,577,000	53,226,000
Accumulated deficit	(43,533,000)	(43,587,000)
Accumulated other comprehensive income	77,000	124,000
Total shareholders’ equity	9,121,000	9,763,000
Total liabilities and shareholders’ equity	$19,698,000	$19,649,000

See accompanying notes.

Optio Software, Inc.
Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended April 30,
	2005	2006
Revenue:
License fees	$2,211,000	$1,898,000
Subscription fees	509,000	555,000
Services, maintenance, and other	4,196,000	4,409,000
	6,916,000	6,862,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	182,000	132,000
Services, maintenance, and other	1,615,000	1,677,000
	1,797,000	1,809,000
	5,119,000	5,053,000
Operating expenses:
Sales and marketing	2,861,000	2,539,000
Research and development	1,278,000	1,322,000
General and administrative	917,000	1,142,000
Depreciation and amortization	188,000	184,000
	5,244,000	5,187,000
Loss from operations	(125,000)	(134,000)
Other income (expense):
Interest income	56,000	96,000
Interest expense	(2,000)	(1,000)
Other	(1,000)	1,000
	53,000	96,000

Loss before income taxes	(72,000)	(38,000)
Income tax expense	18,000	16,000
Net loss	$(90,000)	$(54,000)
Net loss per share — basic and diluted	$0.00	$0.00
Weighted average common shares outstanding — basic and diluted	20,860,295	21,842,663
Comprehensive income (loss):
Net loss	$(90,000)	$(54,000)
Foreign currency translation adjustment	132,000	47,000
Comprehensive income (loss)	$42,000	$(7,000)

See accompanying notes.

Optio Software, Inc.
Consolidated Condensed Statement of Shareholders’ Equity
(Unaudited)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Income	Equity

Balance at February 1, 2006	21,435,826	$52,577,000	$(43,533,000)	$77,000	$9,121,000
Comprehensive income, net of tax:
Net loss	—	—	(54,000)	—	(54,000)
Foreign currency translation adjustment	—	—	—	47,000	47,000
Comprehensive loss					(7,000)
Exercise of stock options	339,874	187,000	—	—	187,000
VertiSoft Shares released from escrow	310,000	381,000	—	—	381,000
Compensation expense related to stock options	—	81,000	—	—	81,000
Balance at April 30, 2006	22,085,700	$53,226,000	$(43,587,000)	$124,000	$9,763,000

See accompanying notes.

Optio Software, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2005	2006

Cash flows from operating activities:
Net loss	$(90,000)	$(54,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	104,000	87,000
Amortization of intangibles	84,000	97,000
Non-cash stock compensation	—	81,000
Loss on disposal of assets	—	2,000
Provision for deferred taxes	10,000	10,000
Changes in operating assets and liabilities:
Accounts receivable	473,000	1,026,000
Prepaid expenses and other assets	(261,000)	(264,000)
Accounts payable	(32,000)	(9,000)
Accrued expenses	(390,000)	(692,000)
Income taxes payable	—	(46,000)
Deferred revenue	323,000	(53,000)
Net cash provided by operating activities	221,000	185,000

Cash flows from investing activities:
Purchases of property and equipment	(135,000)	(171,000)
Repayment of note receivable from M2 Systems	81,000	76,000
Net cash used in investing activities	(54,000)	(95,000)

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(21,000)	(1,000)
Proceeds from exercise of stock options	92,000	186,000
Net cash provided by financing activities	71,000	185,000

Impact of foreign currency rate fluctuations on cash	126,000	68,000
Net increase in cash and cash equivalents	364,000	343,000

Cash and cash equivalents at beginning of period	5,433,000	7,954,000
Cash and cash equivalents at end of period	$5,797,000	$8,297,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$2,000	$—
Income taxes paid	$8,000	$6,000

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

2. Basis of Presentation

Interim Financial Information

The accompanying interim consolidated condensed financial statements of the Company have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments unless otherwise disclosed in a separate note, considered necessary for a fair presentation of the financial information for the interim period reported have been made.

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 (the “2006 Annual Report”), filed with the Securities and Exchange Commission on May 1, 2006. Results of operations for the three months ended April 30, 2006 are not necessarily indicative of the results for the year ending January 31, 2007.

Share-Based Compensation Plans

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

A summary of stock option activity is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding options at January 31, 2006	6,874,052	$0.01 - $16.00	$0.93
Options granted	72,940	$1.22 - $ 1.46	$1.36
Options exercised	(349,874)	$0.25 - $ 1.28	$0.56
Options expired	—	—	—
Options canceled/forfeited	(331,521)	$0.25 - $16.00	$1.30
Outstanding options at April 30, 2006	6,265,597	$0.01 - $16.00	$0.93
Exercisable options at April 30, 2006	5,228,775	$0.01 - $16.00	$0.91

The following table summarizes information concerning options outstanding and exercisable as of April 30, 2006:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

6,265,597	3.34	$0.93	5,228,775	2.36	$0.91

For purposes of calculating the weighted average remaining contractual life in the above table, 1,264,900 options that have no expiration period have been excluded. No options issued during the quarters ended April 30, 2005 or 2006 had intrinsic value as the options were granted at an exercise price equal to the quoted market price at the date of grant. The weighted-average fair value of options granted during the three months ended April 30, 2005 and 2006 equaled $1.22 and $1.18 per share, respectively.

Prior to February 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. As a result, no expense was recognized for options that were granted with an exercise price equal to quoted market price at the date of grant. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which amended SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires measurement of the cost of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective February 1, 2006, the Company has adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended April 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the employees’ service period (typically the options’ vesting period) and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized ratably over the options’ vesting period.

For periods prior to adoption of SFAS No. 123R, companies were required to calculate the estimated fair value of options and could elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company chose to disclose the pro forma effect.

The fair value of the options used for the application of SFAS No. 123R disclosures is estimated at the date of grant using the Black-Scholes option pricing model. In determining the fair value of options using the Black-Scholes option pricing model, various assumption such as expected life, volatility, risk-free interest rate, dividend yield and forfeiture rates are used. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Using the Black-Scholes option valuation model, the Company estimates the volatility of our common stock at the date of grant based on the historical volatility of our common stock. Optio bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. Optio has not paid any cash dividends on our common stock in the last ten years and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model. Finally, the Company uses historical data to estimate pre-vesting option forfeitures. Stock-based compensation is recorded for only those awards that are expected to vest. The following weighted-average assumptions were used for the three months ended April 30, 2006: risk-free interest rate of 4.70%; no dividend yield; volatility of 133%; a forfeiture rate of 20.99%; and an expected life of the options of 5.23 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option plan for the three-month period ended April 30, 2005, because stock-based employee compensation was not accounted for using the fair value recognition method during that period (in thousands, except per share data):

Three Months Ended April 30,
2005

Net loss as reported	$(90,000)
Deduct: Compensation cost using the fair value method	$(99,000)
Pro forma net loss	$(189,000)
Net loss per share as reported — basic	$0.00
Net loss per share as reported — diluted	$0.00
Pro forma net loss per share — basic	$(0.01)
Pro forma net loss per share — diluted	$(0.01)

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Note that the above pro forma disclosure was not presented for the three-month period ended April 30, 2006 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period. Implementation of SFAS No. 123R resulted in $81,000 of share-based compensation expense, reflected entirely within the general and administrative line item of the Consolidated Condensed Statement of Operations and Comprehensive Income (Loss). No deferred tax asset was recognized during the three months ended April 30, 2006 due to the valuation allowance placed on the Company’s deferred tax assets. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing activities.

As of April 30, 2006, unrecognized compensation expense related to unvested options was $694,114. This expense is expected to be recognized over a weighted average period of 1.93 years.

As of April, 2006, the Company has reserved 11,150,706 shares of common stock for issuance upon exercise of stock options under the Plan, 1,363,900 shares of common stock for issuance upon exercise of stock options outside of the Plan and 240,000 shares of common stock for issuance upon exercise of stock options under the Directors’ Plan.

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

As of April 30, 2006, the gross carrying amount and the accumulated amortization by major intangible asset class is as follows:

Intangible Asset	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11.5 years	$1,260,000	$295,000	$965,000
Technology	3 months – 5 years	893,000	395,000	498,000
Non-compete agreement	5 years	85,000	30,000	55,000

3. Net Loss per Share

Net loss per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of net loss per share:

	Three months ended April 30,
	2005	2006

Net loss	$(90,000)	$(54,000)
Weighted average shares outstanding — basic	20,860,295	21,842,663
Dilutive securities	—	—
Weighted average shares outstanding — diluted	20,860,295	21,842,663
Net loss per share — basic and diluted	$0.00	$0.00
Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	3,242,652	4,619,334
Potentially dilutive VertiSoft shares held in escrow excluded from diluted weighted average common shares outstanding	310,000	—

4. Segment and Geographic Information

The Company’s business is organized around geographic areas. Optio’s U.S. operations and European operations represent Optio’s two reportable segments. The foreign locations principally function as distributors of products developed by the Company in the United States. The accounting policies described in the summary of significant accounting policies are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution. Revenues are attributable to each segment based on the location of the subsidiary originating the sale, which is typically the geographic location where the software is installed.

Segment information for the three months ended April 30, 2006 and 2005 is summarized below.

Three Months ended April 30, 2005	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,939,000	$272,000	$2,211,000	$—	$2,211,000
Services, maintenance andother	3,602,000	594,000	4,196,000	—	4,196,000
Subscription revenue	509,000	—	509,000	—	509,000
Inter-segment revenue	53,000	45,000	98,000	(98,000)	—
Total revenue	6,103,000	911,000	7,014,000	(98,000)	6,916,000
Interest income	56,000	—	56,000	—	56,000
Interest expense	2,000	—	2,000	—	2,000
Depreciation and amortization	178,000	10,000	188,000	—	188,000
Income tax expense	18,000	—	18,000	—	18,000
Segment income (loss) before income taxes	267,000	(339,000)	(72,000)	—	(72,000)
Segment net income (loss)	249,000	(339,000)	(90,000)	—	(90,000)
Total segment assets	17,271,000	3,361,000	20,632,000	(3,125,000)	17,507,000
Expenditures for long-lived assets	118,000	17,000	135,000	—	135,000

Three Months ended April 30, 2006	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,477,000	$421,000	$1,898,000	$—	$1,898,000
Services, maintenance andother	3,739,000	670,000	4,409,000	—	4,409,000
Subscription revenue	545,000	10,000	555,000	—	555,000
Inter-segment revenue	97,000	32,000	129,000	(129,000)	—
Total revenue	5,858,000	1,133,000	6,991,000	(129,000)	6,862,000
Interest income	96,000	—	96,000	—	96,000
Interest expense	1,000	—	1,000	—	1,000
Depreciation and amortization	178,000	6,000	184,000	—	184,000
Income tax expense	16,000	—	16,000	—	16,000
Segment income (loss) before income taxes	75,000	(113,000)	(38,000)	—	(38,000)
Segment net income (loss)	59,000	(113,000)	(54,000)	—	(54,000)
Total segment assets	19,361,000	3,808,000	23,171,000	(3,520,000)	19,649,000
Expenditures for long-lived assets	169,000	2,000	171,000	—	171,000

5. Note Receivable

                As further explained in Note 3 of the Notes to Consolidated Financial Statements included in Optio’s 2006 Annual Report, Optio holds a note receivable from M2 Systems Corporation (“M2 Systems”) as partial consideration for the sale by Optio of its Muscato Corporation (“Muscato”) and Translink Solutions Corporation business units. Under the terms of the note, M2 Systems was required to make payments of $100,000 each on September 1, 2003 and December 1, 2003 and a payment of $115,000 on June 1, 2004. M2 Systems failed to make these payments on their respective due dates; however, payment was made prior to an event of default. All payments subsequent to June 1, 2004 have been made on their respective due dates.

                During the third quarter of fiscal 2004, as a result of M2 Systems failure to make timely payments in the prior quarters, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note. At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including, without limitation, the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to the Company, the Company would incur an additional loss of approximately $2.0 million.

                On September 15, 2004, Optio notified M2 Systems of certain non-monetary defaults under the M2 Systems’ note. M2 Systems disputed these defaults. Optio did not accelerate the indebtedness under the M2 Systems’ note, but the parties agreed to modify the loan documents to address the alleged defaults by M2 Systems to give Optio additional collateral. On May 18, 2005, the parties executed modified and additional security documents granting Optio a security interest in the assets of certain of M2 Systems’ affiliates and placing greater restrictions on the use of the collateral.

                Based on the timely payments by M2 Systems over the previous six fiscal quarters and the absence of any impairment indications, the Company has concluded that no additional impairment charge is warranted at this time.

6. Acquisition of VertiSoft Corporation

                On August 10, 2004, Optio consummated the merger of VertiSoft, a privately held Georgia corporation, and Optio Software II, Inc., a wholly owned subsidiary of Optio, whereby VertiSoft became the surviving wholly owned subsidiary of Optio. Subsequently, on September 15, 2004, VertiSoft was merged with and into Optio, with Optio remaining the surviving corporation. The consideration paid for all of the common stock of VertiSoft included $348,000 in cash, the issuance of 1.5 million shares of Optio common stock, of which 310,000 shares were held in escrow for a period of 18 months to secure the indemnification obligations of the shareholders of VertiSoft, the issuance of options for the purchase of 340,000 shares of common stock and future conditional cash payments of $225,000 to be paid out in various installments over the following two years, contingent upon the achievement of certain customer retention and product development goals. A cash payment of $75,000 was paid on August 30, 2005. Additional cash payments of $150,000 were paid in May 2006. The cash component of the consideration given was paid from funds generated from the on-going operations of Optio. The purchase price for VertiSoft consisted of the following:

Cash paid in initial transaction	$348,000
Cash paid in contingent payment	75,000
Common stock issued (1,500,000 shares)	1,690,000
Stock options issued	361,000
Acquisition costs	339,000
$2,813,000

The value of the common stock issued above was based on the market price of Optio’s common stock for a reasonable period before and after the date the merger was announced. The 310,000 shares held in escrow were released at the end of the 18 month period, the value of the shares based on the market value of Optio’s common stock on that date was added to goodwill.

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

The purchase price was allocated to the assets and liabilities assumed based on their respective fair values on the date of acquisitions as follows:

Tangible assets acquired	$280,000
Liabilities assumed	(1,932,000)
Technology	839,000
Customer relationships	1,314,000
Non-compete agreement	85,000
Goodwill	2,227,000
$2,813,000

The  acquired technology is being amortized over periods ranging from three months to five years, the customer relationships are being amortized over 11.5 years and the non-compete agreement with the shareholders of VertiSoft is being amortized over five years.

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

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio also offers consulting services, which provide customers with implementation assistance and training. No single customer accounted for 10% or more of Optio’s revenue for the three months ended April 30, 2006 or 2005.

Critical Accounting Policies and Use of Estimates

Optio has identified significant accounting policies and estimates that are critical to the understanding of its financial statements.

Revenue Recognition

Overview

The Company’s revenue consists of perpetual fees derived from the Company’s software products, maintenance, consulting services, customer training and subscription fees received from the licensing of the Company’s software products and maintenance. The Company generally charges fees for licenses of its software products either based on the number of Central Processing Units (“CPUs”) on which the product is installed or, to a lesser extent, based on the number of persons or hospital beds registered to use the product. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition.

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

Subscription Revenue

The Company also licenses certain of its products in the form of a subscription service contract, with terms typically ranging from three to five years. Subscription revenue, which includes a license of the software product, technical support and future unspecified enhancements to the software product, is recognized on a daily basis over the term of the agreement. Unlike license fee revenue, subscription service agreements include licenses that are not perpetual in duration.

Services, Maintenance and Other Revenue

Consulting services revenue and customer training revenue are recognized as such services are performed because as they are incidental to the functionality of the Company’s software. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related term of the maintenance agreement, which is generally twelve months. In accordance with Emerging Issues Task Force release 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred, the Company recognizes reimbursable expenses as revenue and as an expense in cost of revenue in all periods presented.

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

On September 15, 2004 Optio notified M2 Systems of certain non-monetary defaults under the note. M2 Systems disputed these defaults. Optio did not accelerate the indebtedness under the note, but the parties agreed to modify the loan documents to address the alleged defaults by M2 Systems giving Optio additional collateral. On May 18, 2005, the parties executed modified and additional security documents granting Optio a security interest in the assets of certain M2 Systems’ affiliates and placing greater restrictions on the use of the collateral.

Based on the timely payments by M2 Systems over the previous six fiscal quarters and the absence of any impairment indications, the Company has concluded that no additional impairment charge is warranted at this time.

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve at varying percentages of 3%, for balances less than 30 days old, to 50% for international accounts more than 90 days old, in its overall allowance for doubtful accounts. Based on management’s best estimate, it believes the Company’s allowance for doubtful accounts is adequate as presented; however, the amount of the reserve could be different under different conditions or using varying assumptions. If the percentage of the general reserve were to increase by 1%, an additional $55,000 reserve would be required. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense included in general and administrative expenses.

Impairment Assessments

Optio adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on February 1, 2002. This standard requires that goodwill no longer be amortized and instead be tested for impairment on a periodic basis.

Pursuant to SFAS 142, Optio is required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. The first stage requires a comparison of the fair value of the reporting unit, in our case, the former VertiSoft business, to its net book value. If the fair value is greater than book value, no impairment is deemed to have occurred. If the fair value is less than book value, then the second stage must be completed to determine the amount, if any, of actual impairment. Optio has selected August 1 as its annual impairment testing date for its goodwill. The Company performed an analysis as of August 1, 2005, comparing the fair value of the reporting units with the carrying value of such reporting units, including goodwill, and determined that no impairment of its goodwill existed. While no impairment charge was determined to be necessary in the current year, the Company’s future assessments could lead management to determine that the goodwill is completely impaired, which would require the Company to record an impairment charge of $2.2 million.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended April 30,
	2005	2006
Revenue:
License fees	32%	28%
Subscription fees	7	8
Services, maintenance and other	61	64
Total revenue	100	100
Costs of revenue (excluding depreciation and amortization, included below):
License fees	3	2
Services, maintenance and other	23	24
Total cost of revenue	26	26
	74	74

Operating expenses:
Sales and marketing	42	37
Research and development	18	19
General and administrative	13	17
Depreciation and amortization	3	3
Total operating expenses	76	76
Loss from operations	(2)	(2)
Interest and other income	1	1
Net loss	(1%)	(1%)

Revenues

Total revenues remained constant at $6.9 million for the three months ended April 30, 2005 and 2006, respectively.

License fees

Revenues from software licenses decreased 14% to $1.9 million in the three months ended April 30, 2006 from $2.2 million for the three months ended April 30, 2005. During the three months ended April 30, 2005, Optio entered into a single contract with a new customer valued at over $325,000 in software license revenue. During the three months ended April 30, 2006, Optio’s average contract size for new customers declined 50%, in large part due to the fact that there was no single large contract over $100,000. Sales of Optio’s newer products, including Optio Print Manager, require a longer sales cycle, impacting sales of Optio Print Manager in the first quarter of fiscal 2007. We have also experienced, and expect in the future, that the sales cycle for Optio Imaging Solutions may be longer than our traditional output solutions products. However, Optio continued to see significant sales of upgrades and additional products back to the existing customer base, in both the enterprise and healthcare market.

Approximately $360,000 of Optio’s software license revenue during the three months ended April 30, 2006 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 19% of license revenue for Optio. During the three months ended April 30, 2005, Optio generated $550,000 of its software license revenue through partners, representing 25% of Optio’s license revenue. As with direct sales, Optio entered into a single significant contract during the three months ended April 30, 2005, while there was no comparable agreement in the three months ended April 30, 2006.

Subscription fees

Subscription revenue increased to $555,000 in the three months ended April 30, 2006 from $509,000 in the three months ended April 30, 2005. Optio has signed additional contracts and additional modules for existing contracts, increasing the monthly amount recognized on a subscription basis.

Services, maintenance and other

Revenues from services, maintenance and other increased to $4.4 million from $4.2 million during   the three months ended April 30, 2006 and 2005, respectively. Services revenue decreased to $1.3 million from $1.4 million for the three months ended April 30, 2006 and 2005, respectively. A decline in software license revenue contributed to a decline in associated consulting services revenue. Maintenance revenue increased $400,000 to $3.1 million in the three months ended April 30, 2006 from $2.8 million in the three months ended April 30, 2005. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenue from licenses represented 28% of total revenue in the three months ended April 30, 2006 and 32% of total revenue in the three months ended April 30, 2005. Subscription revenue represented 8% and 7% of total revenue in the three months ended April 30, 2006 and 2005, respectively.  Services, maintenance and other revenue constituted 64% and 61% of total revenue in the three months ended April 30, 2006 and 2005, respectively. Revenue from licenses declined between the three months ended April 30, 2006 and 2005, thus causing the percentage of revenue to shift towards services, maintenance and other, which increased during those same periods.

 Costs of Revenues

Total costs of revenues remained constant at  $1.8 million in the three months ended April 30, 2006 and 2005.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses decreased to $132,000 in the three months ended April 30, 2006 from $182,000 in the three months ended April 30, 2005. Fees paid for the integration of third-party software products declined approximately $60,000. Fewer products which include third-party software were sold during the three months ended April 30, 2006, as compared to the three months ended April 30, 2005.

Services, Maintenance and Other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other increased to $1.7 million in the three months ended April 30, 2006 from $1.6 million in the three months ended April 30, 2005. Optio continued to keep a reduced number of internal implementation staff and, as a result, Optio relied more heavily on external outsourcers. This resulted in a $75,000 increase in the cost of outsourcers in the three months ended April 30, 2006 as compared to the three months ended April 30, 2005.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 11% to $2.5 million from $2.9 million for the three months ended April 30, 2006 and 2005, respectively. Sales and marketing expenses were 37% and 42%, respectively, of total revenue for the same periods. Direct marketing expenditures decreased $60,000 between the three months ended April 30, 2006 and the three months ended April 30, 2005, due to an effort to reduce trade-show expenses. In addition, commissions and bonuses decreased approximately $175,000 between the two quarters. This decrease was the result of a decline in software license revenue and a modification to the Company’s compensation plans, providing for lower commission rates until a certain level of productivity is achieved. Finally, additional expenses of $85,000 were reduced between the two quarters, resulting from savings in seminars and meetings and other overhead costs allocated to the sales and marketing departments.

Research and Development

Research and development expense consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses remained constant at $1.3 million during the three months ended April 30, 2006 and 2005. Research and development staff actually declined from 46 individuals as of April 30, 2005 to 45 individuals as of April 30, 2006; however, salary increases caused overall expenses to increase.

 General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses increased to $1.1 million from $900,000 in the three months ended April 30, 2006 and 2005, respectively. General and administrative expenses increased due to the following: (i) $80,000 of compensation expense related to stock options and (ii) an increase of $100,000 in recruiting fees related to executive recruitment and sales staff augmentation. Optio adopted SFAS No. 123R as of February 1, 2006. This statement requires companies to expense the fair value of stock options over the related service period. As SFAS No. 123R was adopted effective for the first quarter of fiscal 2007, no such expense is reflected in the first quarter of fiscal 2006.

Depreciation and Amortization

Depreciation and amortization expense decreased to $184,000 from $188,000 for the three months ended April 30, 2006 and 2005, respectively. This decrease was primarily the result of a decrease in deprecation expense resulting from a greater number of Optio’s assets becoming fully depreciated.

Interest Income

Interest income increased to $96,000 in the three months ended April 30, 2006 from $56,000 in the three months ended April 30, 2005. Interest income primarily represents interest earned on the principal of the M2 Systems’ note receivable and has increased due to an increase in the interest rate on the note.

Interest Expense

Interest expense decreased to $1,000 from $2,000 in the three months ended April 30, 2006 and 2005, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $8.3 million and $8.0 million in cash and cash equivalents at April 30, 2006 and January 31, 2006, respectively.

The following table sets forth certain selected statements of cash flow information for the three months ended April 30, 2006:

Net cash provided by operations	$185,000
Net cash used in investing activities	(95,000)
Net cash provided by financing activities	185,000
Net increase in cash and cash equivalents	343,000

Cash provided by operations was primarily the result of a $54,000 net loss, plus a $277,000 add-back of non-cash depreciation and amortization expense, stock compensation, loss on disposal of assets and provision for deferred taxes, less changes in working capital resulting in a $38,000 outflow of cash. The major component of such working capital changes was the Company’s use of funds to pay down accrued expenses and accounts payable by approximately $692,000, primarily representing the payment of Optio’s year-end commissions and bonuses and other year-end expenses such as audit fees. In addition, Optio prepaid several of its renewed insurance policies and other marketing expenses, resulting in a $264,000 cash outflow. This amount was partially offset by a decline in accounts receivable from the collection of several large receivables outstanding as of January 31, 2006, resulting in additional cash inflow of $1,026,000. In investing activities, Optio received $76,000 in payments on the receivable from M2 Systems and purchased $171,000 of property and equipment, primarily related to the remodeling of Optio’s headquarter office space. Optio’s financing activities included receipts of $186,000 from the exercise of stock options.

On April 27, 2005, Optio extended its existing line of credit through April 19, 2006. Subsequently, on April 21, 2006, Optio extended the line of credit through April 19, 2007. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of eligible accounts receivable. Currently, Optio has estimated that approximately $2.0 million would be available for borrowings based upon Optio’s historical accounts receivable balance. Accounts receivable, equipment, general intangibles and other assets, as defined in the loan agreement, collateralize the line of credit. The loan agreement contains various covenants, including liquidity and earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements and restrictions on the payment of dividends. On December 4, 2003, the line of credit was amended, effective April 30, 2003, to modify the calculation of certain financial ratios to exclude any impairment charges related to the M2 Systems’ note receivable. As of April 30, 2006, Optio was in compliance with the required financial ratios. There were no borrowings under the line of credit as of April 30, 2006.

The Company holds a note receivable from M2 Systems as partial consideration for the sale of Muscato and TransLink. The payment schedule of the note requires four quarterly installments of $100,000, including interest calculated at the prime rate, up to a maximum of 6.75% (6.75% as of April 30, 2006), through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008. Should the note become uncollectible, Optio’s liquidity would be negatively impacted by the amount of the remaining installment payments, as reflected above.

On August 10, 2004, Optio acquired VertiSoft. The terms of the purchase included future conditional cash payments of $225,000 to be paid out in various installments over the following years, contingent upon the achievement of certain customer retention and product development goals. Optio paid the first $75,000 installment of conditional cash payments in August 2005. The additional $150,000 of conditional cash payments were made in May 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Optio provides its services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, Optio’s financial results could be affected by various factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in both U.S. dollars and local currencies. A strengthening of the U.S. dollar or the weakening of these local currencies could make Optio’s products less competitive in foreign markets. Based upon the relative size of Optio’s foreign operations, Optio believes its exposure to foreign currency fluctuations is not a material risk. Optio’s interest income and expense are sensitive to changes in the general level of U.S. interest rates. Based on Optio’s cash equivalents balance and the nature of its outstanding debt, Optio believes its exposure to interest rate risk is not material.

ITEM 4. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2006, and have concluded that, as of such date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of April 30, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in the Company’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000. The lawsuit also seeks class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), by all named defendants, (ii) Section 12(a)(2) of the Securities Act by the underwriter defendants, (iii) Section 15 of the Securities Act by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. The completion of the settlement is subject to a number of conditions, including Court approval. The Court preliminarily approved the settlement on February 15, 2005, subject to certain modifications which are currently pending approval by the defendants. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action. Optio may still have yet undetermined exposure to the underwriters pursuant to indemnification provisions in the underwriting agreement entered into at the time of the initial public offering. Under the guaranty, all of the insurers for all the issuers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all of the pending cases. The disposition of this matter is limited to Optio’s $300,000 corporate insurance deductible. The Company has completed payment of the insurance deductible through payment of legal fees. Optio will have no additional exposure unless the insurance companies become insolvent or unless Optio’s liability exceeds its policy limits through this matter or other matters. Optio’s insurance companies currently have an A or AA rating. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s condensed consolidated financial statements.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, the factors discussed under “Item 1A. Risk Factors” in Part I of the 2006 Annual Report could materially affect our business, financial condition or future results. The risks described in our 2006 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)          Exhibits

 2.1                              Amendment No. 2 to Agreement and Plan of Reorganization, by and among Optio Software, Inc., Optio Software II, Inc., VertiSoft Corporation and Shareholders of VertiSoft Corporation, dated May 19, 2006.

31.1                           Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2                           Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1                           Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2006.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer