Form 10-Q
period 2006-07-31
OPTIO SOFTWARE INC
filed 2006-09-14
CIK 1096689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

       (Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

There were 22,342,273 shares of the Registrant’s common stock outstanding as of September 13, 2006.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended July 31, 2006

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended July 31, 2006 contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management.  These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, integration of acquired entities, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable and notes receivable (specifically, the note receivable from M2 Systems Corporation), fluctuations in operating results because of acquisitions or dispositions, failure to integrate new products and newly acquired companies, diversion of management resources relating to acquisitions, reduction in cash reserves relating to acquisitions, challenges relating to acquisitions and the possibility that this may cause Optio to no longer be profitable, the negative effect on Optio’s earnings relating to the amortization or potential write-down of acquired assets or goodwill, failure  to retain the business relationships with existing customers from acquisitions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability to develop new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in Item 1A of Optio’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (the “2006 Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on May 1, 2006. You should carefully review the risk factors in the 2006 Annual Report and any additional risks described in other documents that Optio files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2006	July 31, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,954,000	$8,473,000
Accounts receivable, net	4,811,000	3,255,000
Prepaid expenses and other current assets	720,000	836,000
Notes receivable from related party	5,000	5,000
Current portion of note receivable from M2	323,000	298,000
Total current assets	13,813,000	12,867,000
Property and equipment, net	613,000	2,327,000
Other assets:
Note receivable from M2, net of impairment reserve of $900,000, less current portion	1,720,000	1,598,000
Goodwill	1,846,000	2,302,000
Other intangible assets, net	1,615,000	1,423,000
Other	91,000	94,000
Total assets	$19,698,000	$20,611,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$922,000	$858,000
Accrued expenses	2,218,000	1,411,000
Current portion of lease incentive liability	—	122,000
Current portion of capital lease obligations	1,000	69,000
Deferred revenue	7,373,000	7,206,000
Total current liabilities	10,514,000	9,666,000

Long-term portion of lease incentive liability	—	878,000
Long-term portion of capital lease obligations	—	346,000
Other long-term liabilities	63,000	158,000
Total liabilities	10,577,000	11,048,000
Commitments and contingencies
Shareholders’ equity:
Common stock	52,577,000	53,456,000
Accumulated deficit	(43,533,000)	(44,037,000)
Accumulated other comprehensive income	77,000	144,000
Total shareholders’ equity	9,121,000	9,563,000
Total liabilities and shareholders’ equity	$19,698,000	$20,611,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,
	2005	2006
Revenue:
License fees	$2,544,000	$1,643,000
Subscription fees	526,000	560,000
Services, maintenance, and other	4,309,000	4,565,000
	7,379,000	6,768,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	175,000	146,000
Services, maintenance, and other	1,561,000	1,644,000
	1,736,000	1,790,000
	5,643,000	4,978,000
Operating expenses:
Sales and marketing	2,748,000	2,543,000
Research and development	1,316,000	1,375,000
General and administrative	1,127,000	1,380,000
Depreciation and amortization	243,000	200,000
	5,434,000	5,498,000
Income (loss) from operations	209,000	(520,000)
Other income (expense):
Interest income	60,000	113,000
Interest expense	(2,000)	(2,000)
Other	(13,000)	(5,000)
	45,000	106,000

Income (loss) before income taxes	254,000	(414,000)
Income tax expense	10,000	36,000
Net income (loss)	$244,000	$(450,000)
Net income (loss) per share – basic and diluted	$0.01	$(0.02)
Weighted average common shares outstanding – basic	20,880,334	22,223,643
Weighted average common shares outstanding – diluted	23,935,173	22,223,643
Comprehensive income (loss):
Net income (loss)	$244,000	$(450,000)
Foreign currency translation adjustment	(175,000)	18,000
Comprehensive income (loss)	$69,000	$(432,000)

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended July 31,
	2005	2006
Revenue:
License fees	$4,755,000	$3,541,000
Subscription fees	1,035,000	1,115,000
Services, maintenance, and other	8,505,000	8,974,000
	14,295,000	13,630,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	357,000	278,000
Services, maintenance, and other	3,176,000	3,321,000
	3,533,000	3,599,000
	10,762,000	10,031,000
Operating expenses:
Sales and marketing	5,609,000	5,082,000
Research and development	2,594,000	2,697,000
General and administrative	2,044,000	2,522,000
Depreciation and amortization	431,000	384,000
	10,678,000	10,685,000
Income (loss) from operations	84,000	(654,000)
Other income (expense):
Interest income	116,000	209,000
Interest expense	(4,000)	(3,000)
Other	(14,000)	(4,000)
	98,000	202,000

Income (loss) before income taxes	182,000	(452,000)
Income tax expense	28,000	52,000
Net income (loss)	$154,000	$(504,000)
Net income (loss) per share – basic and diluted	$0.01	$(0.02)
Weighted average common shares outstanding – basic	20,870,480	22,036,310
Weighted average common shares outstanding – diluted	24,188,430	22,036,310
Comprehensive income (loss):
Net income (loss)	$154,000	$(504,000)
Foreign currency translation adjustment	(43,000)	67,000
Comprehensive income (loss)	$111,000	$(437,000)

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Income	Equity

Balance at February 1, 2006	21,435,826	$52,577,000	$(43,533,000)	$77,000	$9,121,000
Comprehensive loss, net of tax:
Net loss	—	—	(504,000)	—	(504,000)
Foreign currency translation adjustment	—	—	—	67,000	67,000
Comprehensive loss					(437,000)
Exercise of stock options	563,947	300,000	—	—	300,000
VertiSoft Shares released from escrow	310,000	381,000	—	—	381,000
Compensation expense related to stock options	—	198,000	—	—	198,000
Balance at July 31, 2006	22,309,773	$53,456,000	$(44,037,000)	$144,000	$9,563,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended July 31,
	2005	2006

Cash flows from operating activities:
Net income (loss)	$154,000	$(504,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	211,000	192,000
Amortization of intangibles	220,000	192,000
Non-cash stock compensation	—	198,000
Loss on disposal of assets	—	2,000
Provision for doubtful accounts	—	20,000
Provision for deferred taxes	20,000	50,000
Changes in operating assets and liabilities, exclusive of effects from acquisition:
Accounts receivable	(392,000)	1,607,000
Prepaid expenses and other assets	(205,000)	(141,000)
Accounts payable	90,000	(75,000)
Accrued expenses	(359,000)	(704,000)
Income taxes payable	45,000	(53,000)
Deferred revenue	282,000	(238,000)
Net cash provided by operating activities	66,000	546,000

Cash flows from investing activities:
Purchases of property and equipment	(190,000)	(482,000)
Purchase of VertiSoft	—	(75,000)
Repayment of note receivable from M2 Systems	159,000	147,000
Net cash used in investing activities	(31,000)	(410,000)

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(44,000)	(3,000)
Proceeds from exercise of stock options	100,000	300,000
Net cash provided by financing activities	56,000	297,000

Impact of foreign currency rate fluctuations on cash	(63,000)	86,000
Net increase in cash and cash equivalents	28,000	519,000

Cash and cash equivalents at beginning of period	5,433,000	7,954,000
Cash and cash equivalents at end of period	$5,461,000	$8,473,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$3,000	$3,000
Income taxes paid	$8,000	$6,000

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 (the “2006 Annual Report”), filed with the Securities and Exchange Commission on May 1, 2006. Results of operations for the three and six months ended July 31, 2006 are not necessarily indicative of the results for the year ending January 31, 2007.

Share-Based Compensation Plans

Prior to February 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. As a result, no expense was recognized for options that were granted with an exercise price equal to quoted market price at the date of grant. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which amended SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires measurement of the cost of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective February 1, 2006, the Company has adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three and six-month periods ended July 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the employees’

service period (typically the options’ vesting period) and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized ratably over the options’ vesting period.

For periods prior to adoption of SFAS No. 123R, companies were required to calculate the estimated fair value of options and could elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company chose to disclose the pro forma effect.

The fair value of the options used for the application of SFAS No. 123R disclosures is estimated at the date of grant using the Black - Scholes option pricing model. In determining the fair value of options using the Black-Scholes option pricing model, various assumptions such as expected life, volatility, risk-free interest rate, dividend yield and forfeiture rates are used.  The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Using the Black-Scholes option valuation model, the Company estimates the volatility of our common stock at the date of grant based on the historical volatility of our common stock. Optio bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. Optio has not paid any cash dividends on our common stock in the last ten years and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model. Finally, the Company uses historical data to estimate pre-vesting option forfeitures. Stock-based compensation is recorded for only those awards that are expected to vest. The following weighted-average assumptions were used for the three and six months ended July 31, 2006: risk-free interest rate of 5.03% and 5.0%, respectively; no dividend yield; volatility of 123% and 123% respectively; a forfeiture rate of 20.6% and 20.6% respectively; and an expected life of the options of 5.3 and 5.3 years, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the service period, which is generally the options’ vesting period. The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option plan for the three and six-month periods ended July 31, 2005, because stock-based employee compensation was not accounted for using the fair value recognition method during that period (in thousands, except per share data):

Three Months Ended July 31, 2005

Net income as reported	$244,000
Deduct: Compensation cost using the fair value method	$(114,000)
Pro forma net income	$130,000
Net income per share as reported – basic and diluted	$0.01
Pro forma net income per share – basic and diluted	$0.01

Six Months Ended July 31, 2005

Net income as reported	$154,000
Deduct: Compensation cost using the fair value method	$(213,000)
Pro forma net loss	$(59,000)
Net income per share as reported – basic and diluted	$0.01
Pro forma net loss per share – basic and diluted	$0.00

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Note that the above pro forma disclosure was not presented for the three and six-month periods ended July 31, 2006 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period. Implementation of SFAS No. 123R resulted in $117,000 and $198,000 of share-based compensation expense in the three and six months ended July 31, 2006, respectively, reflected entirely within the general and administrative line item of the Consolidated Condensed Statement of Operations and Comprehensive Income (Loss). No deferred tax asset was recognized during the three and six months ended July 31, 2006 due to the valuation allowance placed on the Company’s deferred tax assets. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing activities.

Goodwill and Other Intangible Assets

The Company acquired goodwill and other intangible assets in connection with the acquisition of VertiSoft Corporation (“VertiSoft”) in August 2004. Under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the total purchase price was allocated to the acquired entity’s net tangible and intangible assets based on their estimated fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired was recorded as goodwill. In accordance with SFAS 142, Goodwill and Other Intangibles, goodwill and intangible assets with indefinite lives resulting from business combinations have not been amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present) while identifiable intangible assets with finite lives are being amortized over their estimated useful lives. In the event that the Company’s management determines that the value of goodwill or intangible assets has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has selected August 1 as its annual impairment testing date for its goodwill. The Company performed an analysis comparing the fair value of the reporting units with the carrying value of such reporting units, including goodwill, and determined that no impairment of its goodwill existed.

As of July 31, 2006, the gross carrying amount and the accumulated amortization by major intangible asset class is as follows:

Intangible Asset	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11.5 years	$1,260,000	$337,000	$923,000
Technology	3 months – 5 years	893,000	444,000	449,000
Non-compete agreement	5 years	85,000	34,000	51,000

Non-Cash Transactions

During the three months ended July 31, 2006, Optio entered into a capital lease for telephone equipment in the amount of $422,000. In addition, Optio renegotiated the lease for its headquarter facilities. As part of the new lease agreement, the landlord contributed $1.0 million towards the improvements of the space. This $1.0 million in leasehold improvements is reflected as a fixed asset with an offsetting lease incentive liability of $1.0 million, which will reduce future rent expense, has been recorded as a liability on Optio’s condensed consolidated balance sheet.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, and recommends a recognition threshold and measurement characteristic for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The differences between a tax position taken in a tax return and amounts recognized in the financial statements may result in an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 16, 2006, with early adoption encouraged. The Company intends to adopt FIN 48 on February 1, 2008. The Company does not expect that the adoption of FIN 48 will have a material impact on its results of operations or financial position.

3. Net Income (Loss) per Share

Net income (loss) per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of net income (loss) per share:

	Three months ended July 31,
	2005	2006

Net income (loss)	$244,000	$(450,000)
Weighted average shares outstanding – basic	20,880,334	22,223,643
Dilutive securities	3,054,839	—
Weighted average shares outstanding – diluted	23,935,173	22,223,643
Net income (loss) per share – basic and diluted	$0.01	$(0.02)
Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	1,722,937	4,394,084
Potentially dilutive VertiSoft shares held in escrow excluded from diluted weighted average common shares outstanding	310,000	—

	Six months ended July 31,
	2005	2006

Net income (loss)	$154,000	$(504,000)
Weighted average shares outstanding – basic	20,870,480	22,036,310
Dilutive securities	3,317,950	—
Weighted average shares outstanding – diluted	24,188,430	22,036,310
Net income (loss) per share – basic and diluted	$0.01	$(0.02)
Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	980,637	4,405,201
Potentially dilutive VertiSoft shares held in escrow excluded from diluted weighted average common shares outstanding	310,000	—

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

Segment information for the three and six months ended July 31, 2006 and 2005 is summarized below.

Three Months ended July 31, 2005	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,932,000	$612,000	$2,544,000	$—	$2,544,000
Subscription revenue	526,000	—	526,000	—	526,000
Services, maintenance and other	3,589,000	720,000	4,309,000	—	4,309,000
Inter-segment revenue	127,000	10,000	137,000	(137,000)	—
Total revenue	6,174,000	1,342,000	7,516,000	(137,000)	7,379,000
Interest income	60,000	—	60,000	—	60,000
Interest expense	2,000	—	2,000	—	2,000
Depreciation and amortization	235,000	8,000	243,000	—	243,000
Income tax expense	10,000	—	10,000	—	10,000
Segment income before income taxes	214,000	40,000	254,000	—	254,000
Segment net income	204,000	40,000	244,000	—	244,000
Total segment assets	17,702,000	3,171,000	20,873,000	(3,252,000)	17,621,000
Expenditures for long-lived assets	55,000	1,000	56,000	—	56,000

Three Months ended July 31, 2006	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,305,000	$338,000	$1,643,000	$—	$1,643,000
Subscription revenue	550,000	10,000	560,000	—	560,000
Services, maintenance and other	3,753,000	812,000	4,565,000	—	4,565,000
Inter-segment revenue	28,000	17,000	45,000	(45,000)	—
Total revenue	5,636,000	1,177,000	6,813,000	(45,000)	6,768,000
Interest income	113,000	—	113,000	—	113,000
Interest expense	2,000	—	2,000	—	2,000
Depreciation and amortization	192,000	8,000	200,000	—	200,000
Income tax expense (benefit)	40,000	(4,000)	36,000	—	36,000
Segment income (loss) before income taxes	(447,000)	33,000	(414,000)	—	(414,000)
Segment net income (loss)	(487,000)	37,000	(450,000)	—	(450,000)
Total segment assets	20,561,000	3,598,000	24,159,000	(3,548,000)	20,611,000
Expenditures for long-lived assets	301,000	8,000	309,000	—	309,000

Six Months ended July 31, 2005	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$3,870,000	$885,000	$4,755,000	$—	$4,755,000
Subscription revenue	1,035,000	—	1,035,000	—	1,035,000
Services, maintenance and other	7,191,000	1,314,000	8,505,000	—	8,505,000
Inter-segment revenue	180,000	55,000	235,000	(235,000)	—
Total revenue	12,276,000	2,254,000	14,530,000	(235,000)	14,295,000
Interest income	116,000	—	116,000	—	116,000
Interest expense	4,000	—	4,000	—	4,000
Depreciation and amortization	412,000	19,000	431,000	—	431,000
Income tax expense	28,000	—	28,000	—	28,000
Segment income (loss) before income taxes	482,000	(300,000)	182,000	—	182,000
Segment net income (loss)	454,000	(300,000)	154,000	—	154,000
Total segment assets	17,702,000	3,171,000	20,873,000	(3,252,000)	17,621,000
Expenditures for long-lived assets	172,000	18,000	190,000	—	190,000

Six Months ended July 31, 2006	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$2,782,000	$759,000	$3,541,000	$—	$3,541,000
Subscription revenue	1,095,000	20,000	1,115,000	—	1,115,000
Services, maintenance and other	7,491,000	1,483,000	8,974,000	—	8,974,000
Inter-segment revenue	125,000	49,000	174,000	(174,000)	—
Total revenue	11,493,000	2,311,000	13,804,000	(174,000)	13,630,000
Interest income	209,000	—	209,000	—	209,000
Interest expense	2,000	1,000	3,000	—	3,000
Depreciation and amortization	369,000	15,000	384,000	—	384,000
Income tax expense (benefit)	56,000	(4,000)	52,000	—	52,000
Segment loss before income taxes	(370,000)	(82,000)	(452,000)	—	(452,000)
Segment net loss	(426,000)	(78,000)	(504,000)	—	(504,000)
Total segment assets	20,561,000	3,598,000	24,159,000	(3,548,000)	20,611,000
Expenditures for long-lived assets	472,000	10,000	482,000	—	482,000

5. Note Receivable

As further explained in Note 3 of the Notes to Consolidated Financial Statements included in Optio’s 2006 Annual Report, Optio holds a note receivable from M2 Systems Corporation (“M2 Systems”) as partial consideration for the sale by Optio of its Muscato Corporation (“Muscato”) and Translink Solutions Corporation business units. Under the terms of the note, M2 Systems was required to make payments of $100,000 each on September 1, 2003 and December 1, 2003 and a payment of $115,000 on June 1, 2004. M2 Systems failed to make these payments on their respective due dates; however, payment was made prior to an event of default. All scheduled payments subsequent to June 1, 2004 have been appropriately made on their respective due dates.

During the third quarter of fiscal 2004, as a result of M2 Systems’ failure to make timely payments in the prior quarters, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note.  At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including, without limitation, the varying assumptions regarding the fair value of the collateral. If M2 Systems defaults on the note and the collateral proves to be of no value to the Company, the Company would incur an additional loss of approximately $1.9 million.

On September 15, 2004, Optio notified M2 System’s of certain non-monetary defaults under the M2 Systems’ note.  M2 Systems disputed these defaults.  Optio did not accelerate the indebtedness under the M2 Systems’ note, but the parties agreed to modify the loan documents to address the alleged defaults by M2 Systems to give Optio additional collateral.  On May 18, 2005, the parties executed modified and additional security documents granting Optio a security interest in the assets of certain of M2 Systems’ affiliates and placing greater restrictions on the use of the collateral.

Based on the timely payments by M2 Systems over the previous six fiscal quarters and the absence of any impairment indications, the Company has concluded that no additional impairment charge is warranted at this time.

6. Acquisition of VertiSoft Corporation

On August 10, 2004, Optio consummated the merger of VertiSoft, a privately held Georgia corporation, and Optio Software II, Inc., a wholly owned subsidiary of Optio, whereby VertiSoft became the surviving wholly owned subsidiary of Optio. Subsequently, on September 15, 2004, VertiSoft was merged with and into Optio, with Optio remaining the surviving corporation. The consideration paid for all of the common stock of VertiSoft included $348,000 in cash, the issuance of 1.5 million shares of Optio common stock, of which 310,000 shares were held in escrow for a period of 18 months to secure the indemnification obligations of the shareholders of VertiSoft, the issuance of options for the purchase of 340,000 shares of common stock and future conditional cash payments of $225,000 to be paid out in various installments over the following two years, contingent upon the achievement of certain customer retention and product development goals, which are included in goodwill when the uncertainties associated with its contingencies are recorded. A cash payment of $75,000 was paid on August 30, 2005. Additional cash payments of $75,000 were paid in May 2006. The cash component of the consideration given was paid from funds generated from the on-going operations of Optio.  The purchase price for VertiSoft consisted of the following:

Cash paid in initial transaction	$348,000
Cash paid in contingent payment	150,000
Common stock issued (1,500,000 shares)	1,690,000
Stock options issued	361,000
Acquisition costs	339,000
$2,888,000

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

The purchase price was allocated to the assets and liabilities assumed based on their respective fair values on the date of acquisitions as follows:

Tangible assets acquired	$280,000
Liabilities assumed	(1,932,000)
Technology	893,000
Customer relationships	1,260,000
Non-compete agreement	85,000
Goodwill	2,302,000
$2,888,000

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Optio is engaged primarily in the development, sale and support of infrastructure software that enhances the form, content, distribution and availability of business information. Optio’s primary business consists of providing software and services that address organizations’ needs for customized information delivered via print, fax and e-mail to users of enterprise and healthcare applications.

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio also offers consulting services, which provide customers with implementation assistance and training. No single customer accounted for 10% or more of Optio’s revenue for the three and six months ended July 31, 2006 or 2005.

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

The Company recognizes revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to the Company and can differ from amounts contained in the customer arrangement. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the aforementioned criteria is met.

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

Services, Maintenance and Other Revenue

Consulting services revenue and customer training revenue are recognized as such services are performed because they are incidental to the functionality of the Company’s software.  Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related term of the maintenance agreement, which is generally twelve months. In accordance with Emerging Issues Task Force release 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred, the Company recognizes reimbursable expenses as revenue and as an expense in cost of revenue in all periods presented.

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

During the third quarter of 2004, as a result of M2 System’s failure to make timely payments, management determined that this was an indication that it was probable that Optio would be unable to collect all amounts due according to the contractual terms of the note.  At that time, the loan was considered impaired and was written down to the assessed fair value of the collateral. As of October 31, 2003, the collateral, including technology, accounts receivable, fixed assets and the discounted net cash flows of maintenance contracts was estimated to have an approximate fair value of $2.8 million, substantially less than the $3.7 million note receivable balance as of October 31, 2003. Thus Optio recorded an impairment charge of $900,000 during the year ended January 31, 2004. Optio continues to reassess the value of the collateral on an ongoing basis. The amount of the note receivable recorded could be materially different under different conditions or using different assumptions, including the varying assumptions regarding the fair value of the collateral. In Optio’s initial assessment of the collateral, varying assumptions, including the length of time of which customers would continue on maintenance, resulted in estimates of the value of the collateral ranging from $1.8 million to $3.5 million, which could have resulted in an impairment charge ranging from $200,000 to $1.9 million. Optio’s continued assessment of the collateral has resulted in varying estimates of the value of the collateral ranging from $1.9 million to $2.5 million, which could currently result in an additional impairment charge of $100,000 or a reversal of the previously recorded impairment charge of $500,000.  If M2 Systems defaults on the note and the collateral proves to be of no value to Optio, Optio would incur an additional loss of approximately $1.9 million. The Company periodically assesses the value of the collateral and the note, as reflected on the Company’s consolidated financial statements.

On September 15, 2004, Optio notified M2 Systems of certain non-monetary defaults under the note.  M2 Systems disputed these defaults. Optio did not accelerate the indebtedness under the note, but the parties agreed to modify the loan documents to address the alleged defaults by M2 Systems giving Optio additional collateral.  On May 18, 2005, the parties executed modified and additional security documents granting Optio a security interest in the assets of certain M2 Systems’ affiliates and placing greater restrictions on the use of the collateral.

Based on the timely payments by M2 Systems over the previous six fiscal quarters and the absence of any impairment indications, the Company has concluded that no additional impairment charge is warranted at this time.

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve at varying percentages of 3%, for balances less than 30 days old, to 50% for international accounts more than 90 days old, in its overall allowance for doubtful accounts. Based on management’s best estimate, it believes the Company’s allowance for doubtful accounts is adequate as presented; however, the amount of the reserve could be different under different conditions or using varying assumptions. If the percentage of the general reserve were to increase by 1%, an additional $25,000 reserve would be required. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense included in general and administrative expenses.

Impairment Assessments

Optio adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on February 1, 2002. This standard requires that goodwill no longer be amortized and instead be tested for impairment on a periodic basis.

Pursuant to SFAS 142, Optio is required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. The first stage requires a comparison of the fair value of the reporting unit, in our case, the former VertiSoft business, to its net book value. If the fair value is greater than book value, no impairment is deemed to have occurred. If the fair value is less than book value, then the second stage must be completed to determine the amount, if any, of actual impairment. Optio has selected August 1 as its annual impairment testing date for its goodwill. The Company performed an analysis as of August 1, 2005, comparing the fair value of the reporting units with the carrying value of such reporting units, including goodwill, and determined that no impairment of its goodwill existed. While no impairment charge was determined to be necessary in the current year, the Company’s future assessments could lead management to determine that the goodwill is completely or partially impaired, which would require the Company to record an impairment charge of up to $2.3 million.

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

Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are generally measured using local currencies as the functional currencies, including the British pound and the Euro. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each reporting period. Income and expense items are translated at average exchange rates for the period. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. Optio and its subsidiaries conduct their business locally, thus the effects of changes in foreign currency exchange rates have had a minimal effect on the Company’s results of operations to date.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

Revenues

The following table sets forth certain items from Optio’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended July 31,
	2005	2006
Revenue:
License fees	35%	24%
Subscription fees	7	8
Services, maintenance and other	58	68
Total revenue	100	100
Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	2
Services, maintenance and other	21	24
Total cost of revenue	23	26
	77	74
Operating expenses:
Sales and marketing	37	38
Research and development	18	21
General and administrative	15	20
Depreciation and amortization	4	3
Total operating expenses	74	82
Income (loss) from operations	3	(8)
Interest and other income	—	2
Income tax expense	—	(1)
Net income (loss)	3%	(7)%

Revenues

Total revenues declined to $6.8 million in the three months ended July 31, 2006 from $7.4 million in the three months ended July 31, 2005.

License fees

Revenues from software licenses decreased to $1.6 million in the three months ended July 31, 2006 from $2.5 million for the three months ended July 31, 2005.  Optio has continued to see a decline in software license revenue from its document output management business. We anticipated an increase in revenues from our business process management solutions; however, these products, while contributing to the quarter, have not generated revenue as quickly as we anticipated. Sales of Optio’s newer products, including Optio Imaging Solutions, require a longer sales cycle than our traditional output solutions products. In addition, Optio had two significant contracts totaling over $700,000, that failed to close during the three months ended July 31, 2006, but closed shortly after quarter end. Finally, Optio’s senior sales management position experienced turnover, causing some disruption in the sales cycle of select deals. The failure to close the two significant contracts, coupled with the slow revenue generating from our business process management solutions and sales management turnover, resulted in a significant decline in software license revenue between the three months ended July 31, 2006 and 2005.

Approximately $587,000 of Optio’s software license revenue during the three months ended July 31, 2006 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing

36% of license revenue for Optio. During the three months ended July 31, 2005, Optio generated $630,000 of its software license revenue through partners, representing 24% of Optio’s license revenue.

Subscription fees

Subscription revenue increased to $560,000 in the three months ended July 31, 2006 from $526,000 in the three months ended July 31, 2005. Optio has signed additional contracts and additional modules for existing contracts, increasing the monthly amount recognized on a subscription basis.

Services, maintenance and other

Revenues from services, maintenance and other increased to $4.6 million from $4.3 million during   the three months ended July 31, 2006 and 2005, respectively. Services revenue decreased to $1.3 million from $1.5 million for the three months ended July 31, 2006 and 2005, respectively.  A decline in software license revenue contributed to a decline in associated consulting services revenue. Maintenance revenue increased $500,000 to $3.3 million in the three months ended July 31, 2006 from $2.8 million in the three months ended July 31, 2005. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenue from licenses represented 24% of total revenue in the three months ended July 31, 2006 and 35% of total revenue in the three months ended July 31, 2005. Subscription revenue represented 8% and 7% of total revenue in the three months ended July 31, 2006 and 2005, respectively.   Services, maintenance and other revenue constituted 68% and 58% of total revenue in the three months ended July 31, 2006 and 2005, respectively. Revenue from licenses declined between the three months ended July 31, 2006 and 2005, thus causing the percentage of revenue to shift towards services, maintenance and other, which increased during those same periods.

 Costs of Revenues

Total costs of revenues increased slightly to  $1.8 million in the three months ended July 31, 2006 from $1.7 million in the three months ended July 31, 2005.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses decreased to $146,000 in the three months ended July 31, 2006 from $175,000 in the three months ended July 31, 2005. Fees paid for the integration of third-party software products declined approximately $20,000. Fewer products which include third-party software were sold during the three months ended July 31, 2006, as compared to the three months ended July 31, 2005, further reducing the costs of revenue from licenses.

Services, Maintenance and Other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other remained consistent at $1.6 million for both the three months ended July 31, 2006 and 2005. Optio continued to keep a reduced number of internal implementation staff and, as a result, Optio relied more heavily on external outsourcers. This resulted in a $114,000 increase in the cost of outsourcers in the three months ended July 31, 2006 as compared to the three months ended July 31, 2005. Alternatively, the cost of internal staff and their associated costs decreased $31,000 between the periods July 31, 2006 and 2005.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 7% to $2.5 million from $2.7 million for the three months ended July 31, 2006 and 2005, respectively. Sales and marketing expenses were 38% and 37%, respectively, of total revenue for the same periods. Direct marketing expenditures decreased $20,000 between the three months ended July 31, 2006 and the three months ended July 31, 2005. In addition, commissions and bonuses decreased approximately $170,000 between the two quarters. This decrease was the result of a decline in software license revenue and a modification to the Company’s compensation plans, providing for lower commission rates until a certain level of productivity is achieved.

Research and Development

Research and development expense consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses increased 4% to $1.4 million for the three months ended July 31, 2006 from $1.3 million in the three months ended July 31, 2005.  Research and development salaries and associated benefits increased $70,000 between the periods, primarily due to salary increases and not due to additional staff.

 General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses increased to $1.4 million from $1.1 million in the three months ended July 31, 2006 and 2005, respectively. General and administrative expenses increased due to the following: (i) $120,000 of compensation expense related to stock options with the adoption of SFAS No. 123R, (ii) an increase of $45,000 in recruiting fees related to sales staff augmentation (iii) increased salaries of approximately $40,000 related to salary raises, (iv) bonuses paid of approximately $75,000, (v) increased other expenses such as bad debt expense and expendable equipment of $50,000, offset by (vi) a decrease in legal fees of $80,000. Optio adopted SFAS No. 123R as of February 1, 2006. This Statement requires companies to expense the fair value of stock options over the related service period. As SFAS No. 123R was adopted effective for the first quarter of fiscal 2007, no such expense is reflected in the first quarter of fiscal 2006.

Depreciation and Amortization

Depreciation and amortization expense decreased to $200,000 from $243,000 for the three months ended July 31, 2006 and 2005, respectively. This decrease was primarily the result of a decrease in amortization expense as the intangibles are amortized over the estimated useful life of the asset using the cash flow method, which results in a greater expense in the earlier periods.

Interest Income

Interest income increased to $113,000 in the three months ended July 31, 2006 from $60,000 in the three months ended July 31, 2005. Interest income primarily represents interest earned on the principal of the M2 Systems’ note receivable and has increased due to an increase in the interest rate on the note.

Interest Expense

Interest expense remained consistent at $2,000 in both the three months ended July 31, 2006 and 2005. Interest expense primarily represents the interest paid on Optio’s capital leases.

Six Months Ended July 31, 2006 Compared to Six Months Ended July 31, 2005

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Six Months Ended July 31,
	2005	2006
Revenue:
License fees	34%	26%
Subscription fees	7	8
Services, maintenance and other	59	66
Total revenue	100	100
Costs of revenue (excluding depreciation and amortization, included below):
License fees	3	2
Services, maintenance and other	22	24
Total cost of revenue	25	26
	75	74
Operating expenses:
Sales and marketing	39	37
Research and development	18	20
General and administrative	14	19
Depreciation and amortization	3	3
Total operating expenses	74	79
Income (loss) from operations	1	(5)
Interest and other income	—	1
Income tax expense	—	—
Net income (loss)	1%	(4)%

Revenues

Total revenues declined to $13.6 million in the six months ended July 31, 2006 from $14.3 million in the six months ended July 31, 2005.

License fees

Revenues from software licenses decreased to $3.5 million in the six months ended July 31, 2006 from $4.8 million for the six months ended July 31, 2005.  Optio has continued to see a decline in software license revenue from its document output management business. We anticipated an increase in revenues from our business process management solutions; however, these products, while contributing to the quarter, have not generated revenue as quickly as we anticipated. Sales of Optio’s newer products, including Optio Imaging Solutions, require a longer sales cycle than our traditional output solutions products. During the six months ended July 31, 2005, Optio entered into a single contract with a new customer valued at over $325,000 in software license revenue and three additional contracts over $100,000 in software license revenue. Alternatively, during the six months ended July 31, 2006, Optio’s average contract size for new customers declined 50%, in large part due to the fact that there were only two contracts over $100,000. Optio’s second quarter of fiscal year 2007 was also impacted by two other factors: (i) Optio had two significant contracts that failed to close during the quarter ended July 31, 2006, but closed shortly after quarter end and (ii) turnover in the senior management sales position, causing disruption in the sales cycle of select deals.

Approximately $947,000 of Optio’s software license revenue during the six months ended July 31,

2006 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 27% of license revenue for Optio. During the six months ended July 31, 2005, Optio generated $1.2 million of its software license revenue through partners, representing 25% of Optio’s license revenue. As with direct sales, Optio entered into a single significant contract during the six months ended July 31, 2005, while there was no comparable agreement in the six months ended July 31, 2006.

Subscription fees

Subscription revenue increased to $1.1 million in the six months ended July 31, 2006 from $1.0 million in the six months ended July 31, 2005. Optio has signed additional contracts and additional modules for existing contracts, increasing the monthly amount recognized on a subscription basis.

Services, maintenance and other

Revenues from services, maintenance and other increased to $9.0 million from $8.5 million during   the six months ended July 31, 2006 and 2005, respectively. Services revenue decreased to $2.5 million from $2.8 million for the three months ended July 31, 2006 and 2005, respectively.  A decline in software license revenue contributed to a decline in associated consulting services revenue. Maintenance revenue increased $700,000 to $6.4 million in the six months ended July 31, 2006 from $5.7 million in the three months ended July 31, 2005. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenue from licenses represented 26% of total revenue in the six months ended July 31, 2006 and 34% of total revenue in the six months ended July 31, 2005. Subscription revenue represented 8% and 7% of total revenue in the six months ended July 31, 2006 and 2005, respectively.   Services, maintenance and other revenue constituted 66% and 59% of total revenue in the six months ended July 31, 2006 and 2005, respectively. Revenue from licenses declined between the six months ended July 31, 2006 and 2005, thus causing the percentage of revenue to shift towards services, maintenance and other, which increased during those same periods.

 Costs of Revenues

Total costs of revenues increased slightly to  $3.6 million in the six months ended July 31, 2006 from $3.5 million in the six months ended July 31, 2005.

Licenses

Costs of revenues from licenses decreased to $278,000 in the six months ended July 31, 2006 from $357,000 in the six months ended July 31, 2005. Fees paid for the integration of third-party software products declined approximately $75,000. Fewer products which include third-party software were sold during the six months ended July 31, 2006, as compared to the six months ended July 31, 2005.

Services, Maintenance and Other

Costs of revenues from services, maintenance and other increased to $3.3 million in the six months ended July 31, 2006 from $3.2 million in the six months ended July 31, 2005. Optio continued to keep a reduced number of internal implementation staff and, as a result, Optio relied more heavily on external outsourcers. This resulted in a $190,000 increase in the cost of outsourcers in the six months ended July 31, 2006 as compared to the six months ended July 31, 2005. Alternatively, the cost of internal staff and their associated costs decreased $45,000 between the periods July 31, 2006 and 2005.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased 9% to $5.1 million from $5.6 million for the six months ended July 31, 2006 and 2005, respectively. Sales and marketing expenses were 37% and 39%, respectively, of total revenue for the same periods. Direct marketing expenditures decreased $80,000 between the six months ended July 31, 2006 and the six months ended July 31, 2005. In addition, commissions and bonuses decreased approximately $345,000 between the two quarters. This decrease was the result of a decline in software license revenue and a modification to the Company’s compensation plans, providing for lower commission rates until a certain level of productivity is achieved.

Research and Development

Research and development expenses increased 4% to $2.7 million for the six months ended July 31, 2006 from $2.6 million in the six months ended July 31, 2005.  Research and development salaries and associated benefits increased $80,000 between the periods, primarily due to salary increases and not due to additional staff.

 General and Administrative

General and administrative expenses increased to $2.5 million from $2.0 million in the six months ended July 31, 2006 and 2005, respectively. General and administrative expenses increased due to the following: (i) $200,000 of compensation expense related to stock options, (ii) an increase of $145,000 in recruiting fees related to sales staff augmentation (iii) increased salaries of approximately $75,000, (v) bonuses paid of $75,000, offset by (vi) a decrease in legal fees of $90,000. Optio adopted SFAS No. 123R as of February 1, 2006. This statement requires companies to expense the fair value of stock options over the related service period. As SFAS No. 123R was adopted effective for the first quarter of fiscal 2007, no such expense is reflected in the first half of fiscal 2006.

Depreciation and Amortization

Depreciation and amortization expense decreased to $384,000 from $431,000 for the six months ended July 31, 2006 and 2005, respectively. This decrease was primarily the result of a decrease in amortization expense as the intangibles are amortized over the estimated useful life of the asset using the cash flow method, which results in a greater expense in the earlier periods.

Interest Income

Interest income increased to $209,000 in the six months ended July 31, 2006 from $116,000 in the six months ended July 31, 2005. Interest income primarily represents interest earned on the principal of the M2 Systems’ note receivable and has increased due to an increase in the interest rate on the note.

Interest Expense

Interest expense was $3,000 and $4,000 in the six months ended July 31, 2006 and 2005, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $8.5 million and $8.0 million in cash and cash equivalents at July 31, 2006 and January 31, 2006, respectively.

The following table sets forth certain selected statements of cash flow information for the six months ended July 31, 2006:

Net cash provided by operations	$546,000
Net cash used in investing activities	(410,000)
Net cash provided by financing activities	297,000
Net increase in cash and cash equivalents	519,000

Cash provided by operations was primarily the result of a $504,000 net loss, plus a $654,000 add-back of non-cash depreciation and amortization expense, stock compensation, loss on disposal of assets, provision for doubtful accounts and provision for deferred taxes, less changes in working capital resulting in a $396,000 inflow of cash. The major component of such working capital changes was the Company’s use of funds to pay down accrued expenses and accounts payable by approximately $779,000, primarily representing the payment of Optio’s year-end commissions and bonuses and other year-end accrued liabilities such as audit fees. In addition, Optio prepaid several of its renewed insurance policies and other marketing expenses, resulting in a $141,000 cash outflow. This amount was partially offset by a decline in accounts receivable from the collection of several large receivables outstanding as of January 31, 2006, resulting in additional cash inflow of $1.6 million. In investing activities, Optio received $147,000 in payments on the receivable from M2 Systems, purchased $482,000 of property and equipment, primarily related to the remodeling of Optio’s headquarter office space and paid $75,000 in conditional payments related to the purchase of VertiSoft Corporation. Optio’s financing activities included receipts of $300,000 from the exercise of stock options.

On April 27, 2005, Optio extended its existing line of credit through April 19, 2006. Subsequently, on April 21, 2006, Optio extended the line of credit through April 19, 2007. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios.  Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of eligible accounts receivable.  Currently, Optio has estimated that approximately $2.0 million would be available for borrowings based upon Optio’s historical accounts receivable balance. Accounts receivable, equipment, general intangibles and other assets, as defined in the loan agreement, collateralize the line of credit. The loan agreement contains various covenants, including liquidity and earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements and restrictions on the payment of dividends. On December 4, 2003, the line of credit was amended, effective April 30, 2003, to modify the calculation of certain financial ratios to exclude any impairment charges related to the M2 Systems’ note receivable. As of July 31, 2006, Optio was in compliance with the required financial ratios. There were no borrowings under the line of credit as of July 31, 2006.

The Company holds a note receivable from M2 Systems as partial consideration for the sale of Muscato and TransLink. The payment schedule of the note requires four quarterly installments of $100,000, including interest calculated at the prime rate, up to a maximum of 6.75% (6.75% as of July 31, 2006), through

January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, is to be paid in the quarter ending January 31, 2008. Should the note become uncollectible, Optio’s liquidity would be negatively impacted by the amount of the remaining installment payments, as reflected above.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, and recommends a recognition threshold and measurement characteristic for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The differences between a tax position taken in a tax return and amounts recognized in the financial statements may result in an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 16, 2006, with early adoption encouraged. The Company intends to adopt FIN 48 on February 1, 2008. The Company does not expect that the adoption of FIN 48 will have a material impact on its results of operations or financial position.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2006, and have concluded that, as of such date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of July 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in the Company’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000. The lawsuit also seeks class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), by all named defendants, (ii) Section 12(a)(2) of the Securities Act by the underwriter defendants, (iii) Section 15 of the Securities Act by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. The completion of the settlement is subject to a number of conditions, including Court approval. The Court preliminarily approved the settlement on February 15, 2005, subject to certain modifications which are currently pending approval by the defendants. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action. Optio may still have yet undetermined exposure to the underwriters pursuant to indemnification provisions in the underwriting agreement entered into at the time of the initial public offering. Under the guaranty, all of the insurers for all the issuers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all of the pending cases. A settlement fairness hearing was held on April 24, 2001, however no ruling has been issued yet by the Court. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. The disposition of this matter is limited to Optio’s

$300,000 corporate insurance deductible. The Company has completed payment of the insurance deductible through payment of legal fees. Optio will have no additional exposure unless the insurance companies become insolvent or unless Optio’s liability exceeds its policy limits through this matter or other matters. Optio’s insurance companies currently have an A or AA rating. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s condensed consolidated financial statements.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Optio held its Annual Meeting of Shareholders on June 16, 2006.  There were present at the Annual Meeting in person or by proxy, holders of 21,200,496 shares of common stock entitled to vote.  The following directors were elected and qualified, with the votes for each director being reflected below:

Name	Term	Votes For	Votes Withheld
C. Wayne Cape	Class I term to expire on the date of the annual meeting of shareholders to be held in 2009	20,919,819	280,677
Jay A. Wolf	Class I term to expire on the date of the annual meeting of the shareholders to be held in 2009	21,154,441	46,055

The directors holding office on the date of the meeting whose term had not expired remained in office.  Such directors were David T. Leach, F. Barron Hughes and Ronald G. Diener. The Board of Directors of Optio increased the number of directors to six on June 16, 2006 and Jeffrey Anderson was appointed to fill the vacancy by the Board of Directors.

The amendment of the Company’s Directors’ Stock Option Plan to change the number of shares of Common Stock subject to options to be granted each director from 10,000 for each year of completed service to 5,000 for each full fiscal quarter of completed service was ratified with 12, 054,359 affirmative votes cast, 309,053 negative votes cast and 25,794 abstentions.

The appointment of BDO Seidman, LLP as Optio Software, Inc.’s independent registered public accounting firm for the fiscal year ending January 31, 2007, was ratified with 21,176,392 affirmative votes cast, 13,295 negative votes cast and 10,809 abstentions.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)          Exhibits

31.1                           Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2                           Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1                           Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of September, 2006.

OPTIO SOFTWARE, INC.

By:	/s/	C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer