Form 10-Q
period 2006-10-31
OPTIO SOFTWARE INC
filed 2006-12-15
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

There were 22,484,795 shares of the Registrant’s common stock outstanding as of December 13, 2006.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended October 31, 2006

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended October 31, 2006 contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management.  These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, integration of acquired entities, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable, fluctuations in operating results because of acquisitions or dispositions, failure to integrate new products and newly acquired companies, diversion of management resources relating to acquisitions, reduction in cash reserves relating to acquisitions, challenges relating to acquisitions and the possibility that this may cause Optio to no longer be profitable, the negative effect on Optio’s earnings relating to the amortization or potential write-down of acquired assets or goodwill, failure  to retain the business relationships with existing customers from acquisitions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability to develop new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in Item 1A of Optio’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (the “2006 Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on May 1, 2006. You should carefully review the risk factors in the 2006 Annual Report and any additional risks described in other documents that Optio files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2006	October 31, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,954,000	$8,011,000
Accounts receivable, net	4,811,000	4,103,000
Prepaid expenses and other current assets	720,000	781,000
Notes receivable from related party	5,000	5,000
Current portion of note receivable from M2	323,000	2,723,000
Total current assets	13,813,000	15,623,000
Property and equipment, net	613,000	2,776,000
Other assets:
Note receivable from M2, net of valuation reserve of $900,000 at January 31, 2006, less current portion	1,720,000	—
Goodwill	1,846,000	2,302,000
Other intangible assets, net	1,615,000	1,331,000
Other	91,000	95,000
Total assets	$19,698,000	$22,127,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$922,000	$1,283,000
Accrued expenses	2,218,000	1,279,000
Current portion of lease incentive liability	—	122,000
Current portion of capital lease obligations	1,000	69,000
Deferred revenue	7,373,000	6,929,000
Total current liabilities	10,514,000	9,682,000

Long-term portion of lease incentive liability	—	836,000
Long-term portion of capital lease obligations	—	340,000
Other long-term liabilities	63,000	394,000
Total liabilities	10,577,000	11,252,000
Commitments and contingencies
Shareholders’ equity:
Common stock	52,577,000	53,680,000
Accumulated deficit	(43,533,000)	(42,948,000)
Accumulated other comprehensive income	77,000	143,000
Total shareholders’ equity	9,121,000	10,875,000
Total liabilities and shareholders’ equity	$19,698,000	$22,127,000

See accompanying notes

Optio Software, Inc.

Consolidated Condensed Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended October 31,
	2005	2006
Revenue:
License fees	$2,078,000	$2,201,000
Subscription fees	542,000	597,000
Services, maintenance, and other	4,460,000	4,776,000
	7,080,000	7,574,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	187,000	112,000
Services, maintenance, and other	1,609,000	1,830,000
	1,796,000	1,942,000
	5,284,000	5,632,000
Operating expenses:
Sales and marketing	2,852,000	2,619,000
Research and development	1,311,000	1,385,000
General and administrative	957,000	1,272,000
Gain on reversal of valuation reserve on M2 note	—	(900,000)
Depreciation and amortization	202,000	266,000
	5,322,000	4,642,000
Income (loss) from operations	(38,000)	990,000
Other income (expense):
Interest income	69,000	119,000
Interest expense	(10,000)	(2,000)
Other	(1,000)	—
	58,000	117,000

Income before income taxes	20,000	1,107,000
Income tax expense	14,000	19,000
Net income	$6,000	$1,088,000
Net income per share – basic	$0.00	$0.05
Net income per share – diluted	$0.00	$0.04
Weighted average common shares outstanding – basic	21,093,459	22,301,466
Weighted average common shares outstanding – diluted	23,809,293	24,662,565
Comprehensive income:
Net income	$6,000	$1,088,000
Foreign currency translation adjustment	5,000	(1,000)
Comprehensive income	$11,000	$1,087,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations and Comprehensive Income

(Unaudited)

	Nine Months Ended October 31,
	2005	2006
Revenue:
License fees	$6,833,000	$5,742,000
Subscription fees	1,577,000	1,712,000
Services, maintenance, and other	12,965,000	13,750,000
	21,375,000	21,204,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	544,000	390,000
Services, maintenance, and other	4,785,000	5,151,000
	5,329,000	5,541,000
	16,046,000	15,663,000
Operating expenses:
Sales and marketing	8,461,000	7,701,000
Research and development	3,905,000	4,082,000
General and administrative	3,001,000	3,794,000
Gain on reversal of valuation reserve on M2 note	—	(900,000)
Depreciation and amortization	633,000	650,000
	16,000,000	15,327,000
Income from operations	46,000	336,000
Other income (expense):
Interest income	185,000	327,000
Interest expense	(14,000)	(4,000)
Other	(15,000)	(3,000)
	156,000	320,000

Income before income taxes	202,000	656,000
Income tax expense	42,000	71,000
Net income	$160,000	$585,000
Net income per share – basic	$0.01	$0.03
Net income per share – diluted	$0.01	$0.02
Weighted average common shares outstanding – basic	20,918,084	22,149,422
Weighted average common shares outstanding – diluted	24,033,407	24,731,182
Comprehensive income:
Net income	$160,000	$585,000
Foreign currency translation adjustment	(39,000)	66,000
Comprehensive income	$121,000	$651,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Income	Equity

Balance at February 1, 2006	21,435,826	$52,577,000	$(43,533,000)	$77,000	$9,121,000
Comprehensive income, net of tax:
Net income	—	—	585,000	—	585,000
Foreign currency translation adjustment	—	—	—	66,000	66,000
Comprehensive income					651,000
Exercise of stock options	730,374	404,000	—	—	404,000
VertiSoft Shares released from escrow	310,000	381,000	—	—	381,000
Compensation expense related to stock options	—	318,000	—	—	318,000
Balance at October 31, 2006	22,476,200	$53,680,000	$(42,948,000)	$143,000	$10,875,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31,
	2005	2006

Cash flows from operating activities:
Net income	$160,000	$585,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	317,000	367,000
Amortization of intangibles	318,000	283,000
Non-cash stock compensation	—	318,000
Loss on disposal of assets	—	2,000
Provision for doubtful accounts	—	33,000
Gain on reversal of valuation reserve on M2 Systems note	—	(900,000)
Provision for deferred taxes	30,000	60,000
Changes in operating assets and liabilities, exclusive of effects from acquisition:
Accounts receivable	319,000	749,000
Prepaid expenses and other assets	(142,000)	(96,000)
Accounts payable	(126,000)	343,000
Accrued expenses	(282,000)	(658,000)
Income taxes payable	—	(50,000)
Deferred revenue	402,000	(508,000)
Net cash provided by operating activities	996,000	528,000

Cash flows from investing activities:
Purchases of property and equipment	(264,000)	(1,093,000)
Purchase of VertiSoft	(75,000)	(75,000)
Repayment of note receivable from M2 Systems	238,000	220,000
Net cash used in investing activities	(101,000)	(948,000)

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(66,000)	(11,000)
Proceeds from exercise of stock options	213,000	404,000
Net cash provided by financing activities	147,000	393,000

Impact of foreign currency rate fluctuations on cash	(60,000)	84,000
Net increase in cash and cash equivalents	982,000	57,000

Cash and cash equivalents at beginning of period	5,433,000	7,954,000
Cash and cash equivalents at end of period	$6,415,000	$8,011,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$13,000	$4,000
Income taxes paid	$12,000	$15,000

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 (the “2006 Annual Report”), filed with the Securities and Exchange Commission on May 1, 2006. Results of operations for the three and nine months ended October 31, 2006 are not necessarily indicative of the results for the year ending January 31, 2007.

Share-Based Compensation Plans

Prior to February 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. As a result, no expense was recognized for options that were granted with an exercise price equal to quoted market price at the date of grant. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which amended SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires measurement of the cost of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective February 1, 2006, the Company has adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three and nine-month periods ended October 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the employees’ service period (typically the options’ vesting period) and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized ratably over the options’ vesting period.

For periods prior to adoption of SFAS No. 123R, companies were required to calculate the estimated fair value of options and could elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company chose to disclose the pro forma effect.

The fair value of the options used for the application of SFAS No. 123R disclosures is estimated at the date of grant using the Black - Scholes option pricing model. In determining the fair value of options using the Black-Scholes option pricing model, various assumptions such as expected life, volatility, risk-free interest rate, dividend yield and forfeiture rates are used.  The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Using the Black-Scholes option valuation model, the Company estimates the volatility of our common stock at the date of grant based on the historical volatility of our common stock. Optio bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. Optio has not paid any cash dividends on our common stock in the last ten years and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model. Finally, the Company uses historical data to estimate pre-vesting option forfeitures. Stock-based compensation is recorded for only those awards that are expected to vest. The following weighted-average assumptions were used for the three and nine months ended October 31, 2006: risk-free interest rate of 5.07% and 5.01%, respectively; no dividend yield; volatility of 122% and 122% in both periods; a forfeiture rate of 19.9% and 19.9% in both periods; and an expected life of the options of 5.3 and 5.3 years, in both periods.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the service period, which is generally the options’ vesting period. The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option plan for the three and nine-month periods ended October 31, 2005, because stock-based employee compensation was not accounted for using the fair value recognition method during that period (in thousands, except per share data):

Three Months Ended October 31, 2005

Net income as reported	$6,000
Deduct: Compensation cost using the fair value method	$(76,000)
Pro forma net income (loss)	$(70,000)
Net income per share as reported – basic and diluted	$0.00
Pro forma net income per share – basic and diluted	$0.00

Nine Months Ended October 31, 2005

Net income as reported	$160,000
Deduct: Compensation cost using the fair value method	$(293,000)
Pro forma net loss	$(133,000)
Net income per share as reported – basic and diluted	$0.01
Pro forma net loss per share – basic and diluted	$(0.01)

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Note that the above pro forma disclosure was not presented for the three and nine-month periods ended October 31, 2006 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period. Implementation of SFAS No. 123R resulted in $120,000 and $318,000 of share-based compensation expense in the three and nine months ended October 31, 2006, respectively, reflected entirely within the general and administrative line item of the Consolidated Condensed Statement of Operations and Comprehensive Income. No deferred tax asset was recognized during the three and nine months ended October 31, 2006 due to the valuation allowance placed on the Company’s deferred tax assets. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing activities.

A summary of stock option activity for the nine months ended October 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding options at January 31, 2006	6,874,052	$0.93
Options granted	784,740	$1.38
Options exercised	(730,377)	$0.55
Options canceled/forfeited	(462,922)	$1.35
Outstanding options at October 31, 2006	6,465,493	$1.00	3.67	$3,056,117
Exercisable options at October 31, 2006	5,117,302	$0.93	2.32	$2,951,938

Other information pertaining to option activity during the nine months ended October 31, 2006 and 2005 was as follows:

	2006	2005

Weighted average grant date fair value of stock options granted	$1.19	$1.17
Total fair value of stock options vested	$907,707	$1,342,932
Total intrinsic value of stock options exercised	$952,417	$285,530

The following table summarizes information concerning options outstanding and exercisable as of October 31, 2006:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.002 - $0.10	1,214,900	N/A	$0.03	1,214,900	$0.03
$0.24 - $0.78	502,573	7.19	$0.54	407,653	$0.50
$0.80 - $0.80	2,539,955	1.27	$0.80	2,539,955	$0.80
$0.85 - $1.09	54,040	8.28	$0.99	39,581	$0.97
$1.10 - $1.10	720,500	7.87	$1.10	381,502	$1.10
$1.12 - $1.31	659,057	9.09	$1.29	153,707	$1.28
$1.35 - $2.00	660,328	7.38	$1.52	265,864	$1.60
$4.05 - $10.00	65,575	3.38	$9.28	65,575	$9.28
$12.50 - $12.50	1,300	3.42	$12.50	1,300	$12.50
$16.00 - $16.00	47,265	3.25	$16.00	47,265	$16.00
	6,465,493	3.67	$1.00	5,117,302	$0.93

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

As of October 31, 2006, the gross carrying amount and the accumulated amortization by major intangible asset class is as follows:

Intangible Asset	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11.5 years	$1,260,000	$375,000	$885,000
Technology	3 months – 5 years	893,000	494,000	399,000
Non-compete agreement	5 years	85,000	38,000	47,000

Non-Cash Transactions

During the second quarter of the current fiscal year, Optio entered into a capital lease for telephone equipment in the amount of $422,000. In addition, Optio renegotiated the lease for its headquarter facilities. As part of the new lease agreement, the landlord contributed $1.0 million towards the improvements of the space. This $1.0 million in leasehold improvements is reflected as a fixed asset with an offsetting lease incentive liability of $1.0 million, which will reduce future rent expense, has been recorded as a liability on Optio’s condensed consolidated balance sheet.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, and recommends a recognition threshold and measurement characteristic for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The differences between a tax position taken in a tax return and amounts recognized in the financial statements may result in an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 16, 2006, with early adoption encouraged. The Company intends to adopt FIN 48 on February 1, 2007. The Company has not yet determined the effects of adopting FIN 48.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FASB 157”). FASB 157 redefines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurement. FASB 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of FASB 157 will have a material impact on its results of operations or financial position; however, additional disclosures will be required under FASB 157.

In September 2006, the FASB issued FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FASB 158”). FASB 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. FASB 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of a fiscal year ending after December 15, 2006. The Company does not expect FASB 158 to have a material impact on the Company’s  results of operations or financial position.

3. Net Income per Share

Net income per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of net income per share:

	Three months ended October 31,
	2005	2006

Net income	$6,000	$1,088,000
Weighted average shares outstanding – basic	21,093,459	22,301,466
Dilutive securities	2,715,834	2,361,099
Weighted average shares outstanding – diluted	23,809,293	24,662,565
Net income per share – basic	$0.00	$0.05
Net income per share – diluted	$0.00	$0.04
Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	1,698,513	1,941,991
Potentially dilutive VertiSoft shares held in escrow excluded from diluted weighted average common shares outstanding	310,000	—

	Nine months ended October 31,
	2005	2006

Net income	$160,000	$585,000
Weighted average shares outstanding – basic	20,918,084	22,149,422
Dilutive securities	3,115,323	2,581,760
Weighted average shares outstanding – diluted	24,033,407	24,731,182
Net income per share – basic	$0.01	$0.03
Net income per share – diluted	$0.01	$0.02
Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	1,021,053	1,704,031
Potentially dilutive VertiSoft shares held in escrow excluded from diluted weighted average common shares outstanding	310,000	—

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

Segment information for the three and nine months ended October 31, 2006 and 2005 is summarized below.

Three Months ended October 31, 2005	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,671,000	$407,000	$2,078,000	$—	$2,078,000
Subscription revenue	542,000	—	542,000	—	542,000
Services, maintenance andother	3,742,000	718,000	4,460,000	—	4,460,000
Inter-segment revenue	61,000	21,000	82,000	(82,000)	—
Total revenue	6,016,000	1,146,000	7,162,000	(82,000)	7,080,000
Interest income	69,000	—	69,000	—	69,000
Interest expense	10,000	—	10,000	—	10,000
Depreciation and amortization	195,000	7,000	202,000	—	202,000
Income tax expense	14,000	—	14,000	—	14,000
Segment income before income taxes	9,000	11,000	20,000	—	20,000
Segment net income (loss)	(5,000)	11,000	6,000	—	6,000
Total segment assets	17,732,000	3,236,000	20,968,000	(3,313,000)	17,655,000
Expenditures for long-lived assets	69,000	5,000	74,000	—	74,000

Three Months ended October 31, 2006	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,845,000	$356,000	$2,201,000	$—	$2,201,000
Subscription revenue	586,000	11,000	597,000	—	597,000
Services, maintenance andother	3,958,000	818,000	4,776,000	—	4,776,000
Inter-segment revenue	40,000	12,000	52,000	(52,000)	—
Total revenue	6,429,000	1,197,000	7,626,000	(52,000)	7,574,000
Interest income	119,000	—	119,000	—	119,000
Interest expense	2,000	—	2,000	—	2,000
Depreciation and amortization	257,000	9,000	266,000	—	266,000
Income tax expense	19,000	—	19,000	—	19,000
Segment income (loss) before income taxes	1,177,000	(70,000)	1,107,000	—	1,107,000
Segment net income (loss)	1,158,000	(70,000)	1,088,000	—	1,088,000
Total segment assets	22,091,000	3,624,000	25,715,000	(3,588,000)	22,127,000
Expenditures for long-lived assets	446,000	165,000	611,000	—	611,000

Nine Months ended October 31, 2005	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$5,542,000	$1,291,000	$6,833,000	$—	$6,833,000
Subscription revenue	1,577,000	—	1,577,000	—	1,577,000
Services, maintenance andother	10,933,000	2,032,000	12,965,000	—	12,965,000
Inter-segment revenue	241,000	75,000	316,000	(316,000)	—
Total revenue	18,293,000	3,398,000	21,691,000	(316,000)	21,375,000
Interest income	184,000	1,000	185,000	—	185,000
Interest expense	14,000	—	14,000	—	14,000
Depreciation and amortization	608,000	25,000	633,000	—	633,000
Income tax expense	42,000	—	42,000	—	42,000
Segment income (loss) before income taxes	490,000	(288,000)	202,000	—	202,000
Segment net income (loss)	448,000	(288,000)	160,000	—	160,000
Total segment assets	17,732,000	3,236,000	20,968,000	(3,313,000)	17,655,000
Expenditures for long-lived assets	239,000	25,000	264,000	—	264,000

Nine Months ended October 31, 2006	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$4,627,000	$1,115,000	$5,742,000	$—	$5,742,000
Subscription revenue	1,682,000	30,000	1,712,000	—	1,712,000
Services, maintenance andother	11,448,000	2,302,000	13,750,000	—	13,750,000
Inter-segment revenue	165,000	61,000	226,000	(226,000)	—
Total revenue	17,922,000	3,508,000	21,430,000	(226,000)	21,204,000
Interest income	327,000	—	327,000	—	327,000
Interest expense	4,000	—	4,000	—	4,000
Depreciation and amortization	626,000	24,000	650,000	—	650,000
Income tax expense (benefit)	75,000	(4,000)	71,000	—	71,000
Segment income (loss) before income taxes	807,000	(151,000)	656,000	—	656,000
Segment net income (loss)	732,000	(147,000)	585,000	—	585,000
Total segment assets	22,091,000	3,624,000	25,715,000	(3,588,000)	22,127,000
Expenditures for long-lived assets	918,000	175,000	1,093,000	—	1,093,000

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

During the third quarter ending October 31, 2006, M2 Systems notified Optio of their intention to pay in full the outstanding note balance.  On November 6, 2006, after the sale of stock of M2 Systems and affiliates, Optio received $2,758,000 in cash, representing full repayment of the M2 Systems note receivable, plus accrued interest.  Such repayment represents an early retirement of the note, originally due December 1, 2007.  In connection with such repayment, Optio released its lien on the assets of M2 Systems, its subsidiaries and related entities and the parties executed mutual releases.

In accordance with FAS 114, as amended by FAS 118, when there is a change in the value of the underlying collateral that would indicate the value of the loan has increased (is no longer impaired), the net carrying value of the loan should be adjusted to such valuation. The collateral supporting the M2 Systems note was sold in an independent, third party transaction, thus providing a basis for valuing the collateral based upon market prices in excess of the $2.8 million owed to Optio. Based on the facts surrounding the value of the underlying collateral, it appears improbable that the value of the collateral as of October 31, 2006 was less than such value at November 6, 2006, the date of payment.  As a result, the carrying value of the M2 Systems note was  written up to its full face value and the valuation reserve previously recorded by Optio relating to the M2 Systems note was reversed during the quarter ended October 31, 2006. Optio recognized income of $900,000 that was a reduction of the Company’s third quarter operating expenses.

Because as of October 31, 2006 it was probable that Optio would receive payment in full on the M2 Systems note, the note has been reclassified as a current asset on the consolidated condensed balance sheet.

6. Acquisition of VertiSoft Corporation

On August 10, 2004, Optio consummated the merger of VertiSoft, a privately held Georgia corporation, and Optio Software II, Inc., a wholly owned subsidiary of Optio, whereby VertiSoft became the surviving wholly owned subsidiary of Optio. Subsequently, on September 15, 2004, VertiSoft was merged with and into Optio, with Optio remaining the surviving corporation. The consideration paid for all of the common stock of VertiSoft included $348,000 in cash, the issuance of 1.5 million shares of Optio common stock, of which 310,000 shares were held in escrow for a period of 18 months to secure the indemnification obligations of the shareholders of VertiSoft, the issuance of options for the purchase of 340,000 shares of common stock and future conditional cash payments of $225,000 to be paid out in various installments over the following two years, contingent upon the achievement of certain customer retention and product development goals, which are included in goodwill when the uncertainties associated with its contingencies are recorded. Two contingent cash payments of $75,000 each, were paid in August  2005 and in May 2006, for total contingent consideration of $150,000.   The cash component of the consideration given was paid from funds generated from the on-going operations of Optio.  The purchase price for VertiSoft consisted of the following:

Cash paid in initial transaction	$348,000
Cash paid in contingent payment	150,000
Common stock issued (1,500,000 shares)	1,690,000
Stock options issued	361,000
Acquisition costs	339,000
$2,888,000

The value of the common stock issued above was based on the market price of Optio’s common stock for a reasonable period before and after the date the merger was announced. The 310,000 shares held in escrow were released at the end of the 18 month period, and the value of the shares based on the market value of Optio’s common stock on that date was added to goodwill.

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

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio also offers consulting services, which provide customers with implementation assistance and training. No single customer accounted for 10% or more of Optio’s revenue for the three and nine months ended October 31, 2006 or 2005.

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

During the third quarter ending October 31, 2006, M2 Systems notified Optio of their intention to pay in full the outstanding note balance.  On November 6, 2006, after the sale of stock of M2 Systems and affiliates, Optio received $2,758,000 in cash, representing full repayment of the M2 Systems note receivable, plus accrued interest.  Such repayment represents an early retirement of the note, originally due December 1, 2007.  In connection with such repayment, Optio released its lien on the assets of M2 Systems, its subsidiaries and related entities and the parties executed mutual releases.

In accordance with FAS 114, as amended by FAS 118, when there is a change in the value of the underlying collateral that would indicate the value of the loan has increased (is no longer impaired), the net carrying value of the loan should be adjusted to such valuation. The collateral supporting the M2 Systems note was sold in an independent, third party transaction, thus providing a basis for valuing the underlying collateral based upon market prices in excess of the $2.8 million owed to Optio. Based on the facts surrounding the value of the collateral, it appears improbable that the value of the collateral as of October 31, 2006 was less than such value at November 6, 2006, the date of the payment.  As a result, the carrying value of the M2 Systems note was  written up to its full face value and the valuation reserve previously recorded by Optio relating to the M2 Systems note was reversed during the quarter ended October 31, 2006. Optio recognized income of $900,000 that was a reduction of the Company’s third quarter operating expenses.

Because as of October 31, 2006 it was probable that Optio would receive payment in full on the M2 Systems note, the note has been reclassified as a current asset on the consolidated condensed balance sheet.

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve at varying percentages of 2% for domestic and 3% for international balances less than 30 days old, respectively, to 50% for international accounts more than 90 days old, in its overall allowance for doubtful accounts. Based on management’s best estimate, it believes the Company’s allowance for doubtful accounts is adequate as presented; however, the amount of the reserve could be different under different conditions or using varying assumptions. If the percentage of the general reserve were to increase by 1%, an additional $34,000 reserve would be required. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense included in general and administrative expenses.

Impairment Assessments

Optio adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on February 1, 2002. This standard requires that goodwill no longer be amortized and instead be tested for impairment on a periodic basis.

Pursuant to SFAS 142, Optio is required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. The first stage requires a comparison of the fair value of the reporting unit, in our case, the former VertiSoft business, to its net book value. If the fair value is greater than book value, no impairment is deemed to have occurred. If the fair value is less than book value, then the second stage must be completed to determine the amount, if any, of actual impairment. Optio has selected August 1 as its annual impairment testing date for its goodwill. The Company performed an analysis as of August 1, 2006, comparing the fair value of the reporting units with the carrying value of such reporting units, including goodwill, and determined that no impairment of its goodwill existed. While no impairment charge was determined to be necessary in the current year, the Company’s future assessments could lead management to determine that the goodwill is completely or partially impaired, which would require the Company to record an impairment charge of up to $2.3 million.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005

Revenues

The following table sets forth certain items from Optio’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months
	Ended October 31,
	2005	2006
Revenue:
License fees	29%	29%
Subscription fees	8	8
Services, maintenance and other	63	63

Total revenue	100	100
Costs of revenue (excluding depreciation and amortization, included below):
License fees	3	2
Services, maintenance and other	23	24

Total cost of revenue	26	26
	74	74
Operating expenses:
Sales and marketing	40	35
Research and development	18	18
General and administrative	13	17
Gain on reversal of impairment of M2 note	—	(12)
Depreciation and amortization	3	3

Total operating expenses	74	61
Income from operations	0	13
Interest and other income	—	1
Income tax expense	—	—
Net income	0%	14%

Revenues

Total revenues increased to $7.6 million in the three months ended October 31, 2006 from $7.1 million in the three months ended October 31, 2005.

License fees

Revenues from software licenses increased to $2.2 million in the three months ended October 31, 2006 from $2.1 million for the three months ended October 31, 2005.  During the three months ended October 31, 2006, Optio’s healthcare team closed a single contract worth $600,000 in software, accounting for a $450,000 increase in healthcare sales alone. The enterprise direct business, on the other hand, saw a $300,000 decline in software sales during the three months ended October 31, 2006, as Optio continues to face pressure in the document output management market and longer than anticipated sales cycles in the business process management market.

Approximately $421,000 of Optio’s software license revenue during the three months ended October 31, 2006 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 19% of license revenue for Optio. During the three months ended October 31, 2005, Optio generated $637,000 of its software license revenue through partners, representing 31% of Optio’s license revenue.  The decrease in revenue derived from partners is largely due to sales turnover in our German subsidiary, which primarily represents sales through distributors. The turnover caused disruption in the reseller business in Germany, decreasing sales by approximately $100,000. In addition, in the prior year, Optio had a single sale to a reseller in excess of $100,000, where no such sale was made in the current quarter.

Subscription fees

 Subscription revenue increased to $597,000 in the three months ended October 31, 2006 from $542,000 in the three months ended October 31, 2005. Optio has signed additional contracts and additional modules for existing contracts, increasing the monthly amount recognized on a subscription basis.

Services, maintenance and other

Revenues from services, maintenance and other increased to $4.8 million from $4.5 million during   the three months ended October 31, 2006 and 2005, respectively. Services revenue remained consistent at $1.4 million for both three months ended October 31, 2006 and 2005, respectively.  Maintenance revenue increased $300,000 to $3.3 million in the three months ended October 31, 2006 from $3.0 million in the three months ended October 31, 2005. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenue from licenses represented 29% of total revenue in the three months ended October 31, 2006, consistent with license revenue also at 29% of total revenue in the three months ended October 31, 2005. Subscription revenue represented 8% of total revenue in the three months ended October 31, 2006, also matching the percentage contribution from the same quarter last year.   Services, maintenance and other revenue constituted 63% of total revenue in the three months ended October 31, 2006, the same percentage contribution as the prior year comparative period as well. Accordingly, the overall revenue mix was consistent for the three months ended October 31, 2006 and 2005, respectively.

 Costs of Revenues

Total costs of revenues increased slightly to  $1.9 million in the three months ended October 31, 2006 from $1.8 million in the three months ended October 31, 2005.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses decreased to $112,000 in the three months ended October 31, 2006 from $187,000 in the three months ended October 31, 2005. Fees paid for the integration of third-party software products declined approximately $18,000.  Fewer products which include third-party software were sold during the three months ended October 31, 2006, as compared to the three months ended October 31, 2005, reducing the costs of revenue from licenses. In addition, fees paid to referral partners declined $46,000 from the three months ended October 31, 2005 to the three months ended October 31, 2006 as we had fewer deals referred by independent parties.

Services, Maintenance and Other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other increased to $1.8 million in the three months ended October 31, 2006 from $1.6 million in the three months ended October 31, 2005. Optio continued to keep a reduced number of internal implementation staff and, as a result, Optio relied more heavily on external outsourcers. This resulted in a $154,000 increase in the cost of outsourcers in the three months ended October 31, 2006 as compared to the three months ended October 31, 2005. The cost of internal staff and their associated costs increased slightly by $50,000 between the periods October 31, 2006 and 2005 due to salary increases.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 9% to $2.6 million from $2.9 million for the three months ended October 31, 2006 and 2005, respectively. Sales and marketing expenses were 35% and 40%  of total revenue for the three months ended October 31, 2006 and 2005, respectively.  Commissions and bonuses decreased approximately $180,000 between the two quarters.   This decrease was primarily the result of significantly fewer individuals achieving the required bonus goals.  In addition, there was a modification to the Company’s sales compensation plans, providing for lower commission rates until a certain level of productivity is achieved.  Other discretionary spending, in the aggregate, was also lower as compared to the same quarter in the prior fiscal year.  Partly offsetting this expense reduction were direct marketing expenditures, which increased $47,000 between the three months ended October 31, 2006 and the three months ended October 31, 2005.

Research and Development

Research and development expense consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses increased 6% to $1.4 million for the three months ended October 31, 2006 from $1.3 million in the three months ended October 31, 2005.  Research and development salaries and associated benefits increased $100,000 between the periods, primarily due to salary increases, as opposed  to additional staff.

 General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses increased to $1.3 million from $1.0 million in the three months ended October 31, 2006 and 2005, respectively. General and administrative expenses increased due to the following: (i) $120,000 of compensation expense related to stock options with the adoption of SFAS No. 123R, (ii) an increase of $120,000 in recruiting fees related to sales and accounting staff augmentation (iii) increased bad debt expense of $20,000, and (iv) increased salaries of approximately $60,000 for additional accounting and administrative staff. Optio adopted SFAS No. 123R as of February 1, 2006. This Statement requires companies to expense the fair value of stock options over the related service period. As SFAS No. 123R was adopted effective for the first quarter of fiscal 2007, no such expense is reflected in fiscal 2006.

Gain on reversal of valuation reserve of M2 note

In accordance with FAS 114, as amended by FAS 118, when there is a change in the value of the collateral that would indicate the value of the loan has increased (is no longer impaired), the net carrying value of the loan should be adjusted to such valuation. The collateral supporting the M2 Systems note was sold in an independent, third party transaction, thus providing a basis for valuing the collateral based upon market prices in excess of the $2.8 million owed to Optio. As a result, the carrying value of the M2 Systems note was effectively written up to its full face value and the impairment charge previously recorded by Optio relating to the M2 Systems note was eliminated. Optio recognized income of $900,000 that was a reduction of the Company’s third quarter operating expenses.

Depreciation and Amortization

Depreciation and amortization expense increased to $266,000 from $202,000 for the three months ended October 31, 2006 and 2005, respectively. The increase was primarily due to Optio’s renegotiation of the lease for Optio’s headquarters in which the landlord contributed $1.0 million towards the improvements of the space.  These leasehold improvements, as well as an additional $700,000 purchased directly by Optio, are being depreciated over the term of the new lease or the expected life of the assets, as appropriate.  This increase was partly offset by a decrease in amortization expense as intangibles are amortized over the estimated useful life of the asset using the cash flow method, which results in a greater expense in the earlier periods and reduced expense in the later periods. This resulted in a greater expense in periods prior to fiscal year 2007.

Interest Income

Interest income increased to $119,000 in the three months ended October 31, 2006 from $69,000 in the three months ended October 31, 2005. Interest income primarily represents interest earned on the principal of the M2 Systems note receivable and has increased due to an increase in the interest rate on the note.

Interest Expense

Interest expense decreased to $2,000 in the three months ended October  31, 2006, a reduction from $10,000 in the three months ended October 31, 2005. Interest expense primarily represents the interest paid on Optio’s capital leases.

Nine Months Ended October 31, 2006 Compared to Nine Months Ended October 31, 2005

Revenues

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Nine Months
	Ended October 31,
	2005	2006
Revenue:
License fees	32%	27%
Subscription fees	7	8
Services, maintenance and other	61	65

Total revenue	100	100
Costs of revenue (excluding depreciation and amortization, included below):
License fees	3	2
Services, maintenance and other	22	24

Total cost of revenue	25	26
	75	74

Operating expenses:
Sales and marketing	40	36
Research and development	18	19
General and administrative	14	18
Gain on reversal of impairment of M2 note	—	(4)
Depreciation and amortization	3	3

Total operating expenses	75	72

Income from operations	—	2
Interest and other income	1	1
Income tax expense	—	—
Net income	1%	3%

Revenues

Total revenues declined slightly to $21.2 million in the nine months ended October 31, 2006 from $21.4 million in the nine months ended October 31, 2005.

License fees

Revenues from software licenses decreased to $5.7 million in the nine months ended October 31, 2006 from $6.8 million for the nine months ended October 31, 2005.  Optio has continued to see a decline in software license revenue from its document output management business. During the three months ended October 31, 2006, Optio closed a single contract to a healthcare customer totaling $600,000, slightly offsetting this downturn in the document output management market. However, Optio continues to face pressure in the document output management market in its enterprise industry.  Our business process management solutions have not generated revenue as quickly as we anticipated. Sales of Optio’s newer products, including Optio

Imaging Solutions, require a longer sales cycle than our traditional output solutions products. During the nine months ended October 31, 2005, Optio entered into a single contract with a new customer valued at over $325,000 in software license revenue and four additional contracts over $100,000 in software license revenue. Alternatively, during the nine months ended October 31, 2006, with the exception of the one large healthcare contract mentioned above, Optio’s average contract size for new customers declined approximately 50%, in large part due to the fact that there were only two contracts over $100,000. Optio’s second quarter of fiscal year 2007 was also impacted by turnover in the senior management sales position, causing disruption in the sales cycle of certain potential deals during that quarter.

Approximately $1.4 million of Optio’s software license revenue during the nine months ended October 31, 2006 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 24% of license revenue for Optio. During the nine months ended October 31, 2005, Optio generated $1.8 million of its software license revenue through partners, representing 27% of Optio’s license revenue. As with direct sales, Optio entered into a single significant contract during the nine months ended October 31, 2005, while there was no comparable agreement in the nine months ended October 31, 2006. In addition, there was a decrease in revenue derived from partners due to sales turnover in our German subsidiary. The turnover caused disruption in the reseller business in Germany, decreasing sales by approximately $100,000 in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.

Subscription fees

Subscription revenue increased to $1.7 million in the nine months ended October 31, 2006 from $1.6 million in the nine months ended October 31, 2005. Optio has signed additional contracts and additional modules for existing contracts, increasing the monthly amount recognized on a subscription basis.

Services, maintenance and other

Revenues from services, maintenance and other increased to $13.8 million from $13.0 million during   the nine months ended October 31, 2006 and 2005, respectively. Services revenue decreased to $4.0 million from $4.3 million for the nine months ended October 31, 2006 and 2005, respectively.  A decline in software license revenue contributed to a decline in associated consulting services revenue. Maintenance revenue increased  to $9.7 million in the nine months ended October 31, 2006 from $8.7 million in the nine months ended October 31, 2005. Maintenance revenue continues to increase as Optio adds to its customer base and increases the price of its annual maintenance fees.

Revenue Mix

Revenue from licenses represented 27% of total revenue in the nine months ended October 31, 2006 and 32% of total revenue in the nine months ended October 31, 2005. Subscription revenue represented 8% and 7% of total revenue in the nine months ended October 31, 2006 and 2005, respectively.   Services, maintenance and other revenue constituted 65% and 61% of total revenue in the nine months ended October 31, 2006 and 2005, respectively. Revenue from licenses declined between the nine months ended October 31, 2006 and 2005, thus causing the percentage of revenue to shift towards services, maintenance and other, which increased during those same periods.

Costs of Revenues

Total costs of revenues increased slightly to  $5.5 million in the nine months ended October 31, 2006 from $5.3 million in the nine months ended October 31, 2005.

Licenses

Costs of revenues from licenses decreased to $390,000 in the nine months ended October 31, 2006 from $544,000 in the nine months ended October 31, 2005. Fees paid for the integration of third-party software products declined approximately $73,000.  Fewer products which include third-party software were sold during the nine months ended October 31, 2006, as compared to the nine months ended October 31, 2005. In addition, fees paid to referral partners declined $48,000 from the nine months ended October 31, 2005 to the nine months ended October 31, 2006 as we had fewer deals referred by independent parties.

Services, Maintenance and Other

Costs of revenues from services, maintenance and other increased to $5.2 million in the nine months ended October 31, 2006 from $4.8 million in the nine months ended October 31, 2005. Optio continued to keep a reduced number of internal implementation staff and, as a result, Optio relied more heavily on external outsourcers. This resulted in a $340,000 increase in the cost of outsourcers in the nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005. The cost of internal staff and their associated costs was mostly unchanged between the periods October 31, 2006 and 2005.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased 9% to $7.7 million from $8.5 million for the nine months ended October 31, 2006 and 2005, respectively. Sales and marketing expenses were 36% and 40%, respectively, of total revenue for the same periods. Direct marketing expenditures decreased $32,000 between the nine months ended October 31, 2006 and the nine months ended October 31, 2005. In addition, commissions and bonuses decreased approximately $450,000 between the two quarters. This decrease was the result of a decline in software license revenue and a modification to the Company’s compensation plans, providing for lower commission rates until a certain level of productivity is achieved as well as fewer individuals achieving their bonus goal requirements.

Research and Development

Research and development expenses increased 5% to $4.1 million for the nine months ended October 31, 2006 from $3.9 million in the nine months ended October 31, 2005.  Research and development salaries and associated benefits increased approximately $150,000 between the periods, primarily due to salary increases and not due to additional staff.

General and Administrative

General and administrative expenses increased to $3.8 million from $3.0 million in the nine months ended October 31, 2006 and 2005, respectively. General and administrative expenses increased due to the following: (i) $318,000 of compensation expense related to stock options, (ii) an increase of $265,000 in recruiting fees related to sales staff augmentation (iii) increased salaries of approximately $135,000 for additional accounting and administrative staff, (v) bonuses paid of $75,000, offset by  a decrease in legal fees of $83,000 due to reduced legal activity. Optio adopted SFAS No. 123R as of February 1, 2006. This statement requires companies to expense the fair value of stock options over the related service period. As SFAS No. 123R was adopted effective for the first quarter of fiscal 2007, no such expense is reflected in fiscal 2006.

Gain on reversal of valuation reserve of M2 note

In accordance with FAS 114, as amended by FAS 118, when there is a change in the value of the collateral that would indicate the value of the loan has increased (is no longer impaired), the net carrying value of the loan should be adjusted to such valuation. The collateral supporting the M2 Systems note was sold in an independent, third party transaction, thus providing a basis for valuing the collateral based upon market prices in excess of the $2.8 million owed to Optio. As a result, the carrying value of the M2 Systems note was effectively written up to its full face value and the impairment charge previously recorded by Optio relating to the M2 Systems note was eliminated. Optio recognized income of $900,000 that was a reduction of the Company’s third quarter operating expenses.

Depreciation and Amortization

Depreciation and amortization expense increased to $650,000 from $633,000 for the nine months ended October 31, 2006 and 2005, respectively. This increase was primarily the result of the renegotiation of the lease by Optio for its headquarters facility in which the landlord contributed $1.0 million towards the improvements of the space. These leasehold improvements, as well as an additional $700,000 purchased directly by Optio, are being depreciated over the term of the new lease or the expected life of the assets, as appropriate.   Partially offsetting this was a decrease in amortization expense as the intangibles are amortized over the estimated useful life of the asset using the cash flow method, which results in a greater expense in the earlier periods and reduced expense in the later periods. This resulted in a greater expense in periods prior to fiscal year 2007.

Interest Income

Interest income increased to $327,000 in the nine months ended October 31, 2006 from $185,000 in the nine months ended October 31, 2005. Interest income primarily represents interest earned on the principal of the M2 Systems’ note receivable and has increased due to an increase in the interest rate on the note.

Interest Expense

Interest expense was $4,000 and $14,000 in the nine months ended October 31, 2006 and 2005, respectively. Interest expense primarily represents the interest paid on Optio’s capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $8.0 million in cash and cash equivalents at both October 31, 2006 and January 31, 2006, respectively.

The following table sets forth certain selected statements of cash flow information for the nine months ended October 31, 2006:

Net cash provided by operations	$528,000
Net cash used in investing activities	(948,000)
Net cash provided by financing activities	393,000
Net increase in cash and cash equivalents	57,000

Cash provided by operations was primarily the result of net income of $585,000, plus a $1.1 million add-back of non-cash depreciation and amortization expense, stock compensation, loss on disposal of assets, provision for doubtful accounts and provision for deferred taxes, less the deduction of a $900,000 non-cash gain on the reversal of impairment on the M2 Systems note and less changes in working capital resulting in a $220,000 outflow of cash.  The major component of such working capital changes was the Company’s use of funds to pay down accrued expenses, an increase in deferred revenue, and an increase in spending for prepaids and other assets.  Favorably affecting working capital was a reduction in accounts receivable and an increase in payments owed to vendors. The net payment of accrued expenses of $658,000 represented the payment of Optio’s year-end commissions and bonuses and other year-end accrued liabilities such as audit fees. In addition, Optio prepaid several of its renewed insurance policies and other marketing expenses, resulting in a $96,000 net cash outflow. Deferred revenue also increased by $508,000.  This amount was partially offset by a decline in accounts receivable from the collection of several large receivables outstanding as of January 31, 2006, resulting in additional cash inflow of $749,000. In investing activities, Optio received $220,000 in payments on the receivable from M2 Systems, purchased $1,093,000 of property and equipment, primarily related to the remodeling of Optio’s headquarter’s office space and paid $75,000 in conditional payments related to the purchase of VertiSoft Corporation. Optio’s financing activities included receipts of $404,000 from the exercise of stock options.

On April 27, 2005, Optio extended its existing line of credit through April 19, 2006. Subsequently, on April 21, 2006, Optio extended the line of credit through April 19, 2007. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios.  Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of eligible accounts receivable.  Currently, Optio has estimated that approximately $2.0 million would be available for borrowings based upon Optio’s historical accounts receivable balance. Accounts receivable, equipment, general intangibles and other assets, as defined in the loan agreement, collateralize the line of credit. The loan agreement contains various covenants, including liquidity and earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements and restrictions on the payment of dividends. On December 4, 2003, the line of credit was amended, effective April 30, 2003, to modify the calculation of certain financial ratios to exclude any impairment charges related to the M2 Systems note receivable. As of October 31, 2006, Optio was in compliance with the required financial ratios. There were no borrowings under the line of credit as of October 31, 2006.

The Company holds a note receivable from M2 Systems as partial consideration for the sale of Muscato and TransLink. The payment schedule of the note required four quarterly installments of $100,000, including interest calculated at the prime rate, up to a maximum of 6.75% (6.75% as of July 31, 2006), through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007

During the third quarter of 2007, M2 Systems notified Optio of their intention to pay in full the outstanding note balance.  On November 6, 2006, Optio received $2,758,000 in cash, representing full repayment of the M2 Systems note receivable, plus accrued interest.  Such repayment represents an early retirement of the note, originally due December 1, 2007.  In connection with such repayment, Optio released its lien on the assets of M2 systems, its subsidiaries and related entities and the parties executed mutual releases.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, and recommends a recognition threshold and measurement characteristic for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The differences between a tax position taken in a tax return and amounts recognized in the financial statements may result in an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 16, 2006, with early adoption encouraged. The Company intends to adopt FIN 48 on February 1, 2007. The Company has not yet determined the effects of adopting FIN 48.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FASB 157”). FASB 157 redefines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurement. FASB 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of FASB 157 will have a material impact on its results of operations or financial position; however, additional disclosures will be required under FASB 157.

In September 2006, the FASB issued FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FASB 158”). FASB 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. FASB 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not expect FASB 158 to have a material impact on the Company’s results of operations or financial position.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2006, and have concluded that, as of such date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of October 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in the Company’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000. The lawsuit also seeks class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), by all named defendants, (ii) Section 12(a)(2) of the Securities Act by the underwriter defendants, (iii) Section 15 of the Securities Act by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. The completion of the settlement is subject to a number of conditions, including Court approval. The Court preliminarily approved the settlement on February 15, 2005, subject to certain modifications which are currently pending approval by the defendants. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action. Optio may still have yet undetermined exposure to the underwriters pursuant to indemnification provisions in the underwriting agreement entered into at the time of the initial public offering. Under the guaranty, all of the insurers for all the issuers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all of the pending cases. A settlement fairness hearing was held on April 24, 2006, however no ruling has been issued yet by the Court. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. The disposition of this matter is limited to Optio’s $300,000 corporate insurance deductible. The Company has completed payment of the insurance deductible through payment of legal fees. Optio will have no additional exposure unless the insurance companies become insolvent or unless Optio’s liability exceeds its policy limits through this matter or other matters. Optio’s insurance companies currently have an A or AA rating. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s condensed consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of December, 2006.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer