Form 10-K
period 2007-01-31
OPTIO SOFTWARE INC
filed 2007-05-01
CIK 1096689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 1-15529

OPTIO SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Georgia	58 1435435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3015 Windward Plaza, Windward Fairways II, Atlanta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing sale price for the Common Stock on July 31, 2006 as reported by the Over-the-Counter Bulletin Board, was approximately $12,710,099. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 22,506,714 shares of the Registrant’s Common Stock outstanding as of April 18, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

OPTIO SOFTWARE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 31, 2007
TABLE OF CONTENTS

**             The information required by Items 10, 11, 12, 13 and 14 of Part III is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed not more than 120 days after January 31, 2007.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K for the fiscal year ended January 31, 2007 ( “Annual Report”) contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs, as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“we”, “us”, “our”, the “Company” or “Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, integration of acquired entities, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, words such as “expects,” “anticipates,” “intends,” “believes”, “may”, “plan”, “could”, “should”, “will”, and similar language. You are cautioned not to place undue reliance on the forward-looking statements in this Annual Report, which speak only as of the date hereof. Optio undertakes no obligation to publicly release any revisions to such forward-looking statements or reflect events or circumstances after the date of this Annual Report. Optio’s actual results may differ significantly from those projected in any such forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable, fluctuations in operating results, failure to integrate new products and newly acquired companies, diversion of management resources relating to acquisitions, reduction in cash reserves relating to acquisitions or the share repurchase program, challenges relating to acquisitions and the possibility that such acquisitions may cause Optio to no longer be profitable, the negative effect on Optio’s earnings relating to the amortization or potential write-down of acquired assets or goodwill, failure to retain the business relationships with existing customers , changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability in developing new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of cash flows and company performance, disputes regarding Optio’s intellectual property, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in Section 1.A. of this Annual Report. You should carefully review these risks and additional risks described in other documents Optio files from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q that Optio has filed.

PART I

Item 1.                        BUSINESS

Optio Software, Inc. (“we”, “us”, “our”, the “Company” or “Optio”), incorporated in 1981 as a Georgia corporation, provides document automation, print management, imaging and electronic health record solutions that enable organizations to achieve unprecedented speed, accuracy, functionality and quality in their inbound and outbound documents. Our infrastructure software and services enhance the form, content, distribution and availability of business critical information. Our software allows information stored within or created by an organization’s wide range of enterprise systems, applications or databases to be intelligently captured, transformed and customized in formats according to the business needs of an organization’s customers, suppliers and partners. The information is then delivered to the appropriate destinations, which include print, fax, e-mail, wireless devices, the Internet or archive. Optio’s software also allows information to be transformed into a wide variety of formats, languages and standards and enables customers to create customized documents based on their specific business requirements. For example, customers can use our software to create and deliver customized business documents (invoices, purchase orders, packing slips, etc.) and business-to-business transactions around the globe by Internet, e-mail, fax or print. In addition, Optio’s solutions can accept inbound documents from third parties such as suppliers and customers, capture and store their image for later retrieval, extract transactional data and inject them into operational workflows or integrate their data into a company’s enterprise systems. Optio’s solutions are non-intrusive and can be deployed without modifying the software or the business processes that created the original information. We reduce the cost and complexity of document-centric business processes while extending the value of existing technology investments.

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

In addition to it’s distributed output management solutions, in 1999 Optio began pursuing the e-business market created by the evolution of the Internet. In September 1999, Optio introduced the first of its e.ComSeries of products, Optio e.ComPresent™, a browser-based software solution allowing document presentation to the Internet. In December 1999, Optio completed its initial public offering, raising $47.0 million in capital. In March 2000, Optio introduced its second product in the e.ComSeries of products, Optio e.ComIntegrate®. Also in March 2000, Optio purchased Muscato Corporation (“Muscato”) and TransLink Solutions Corporation (“Translink”), further expanding its breadth into the e-commerce market. Muscato offered a product, e.ComEngine, which enabled the real-time exchange of information between systems utilizing dissimilar formats and protocols. Unfortunately, Optio was unsuccessful in the integration of these two companies and subsequently disposed of the two companies and the e.ComEngine product in December 2001. After the disposal of Muscato and Translink, Optio focused on expanding its core products and increasing the capability of its integrated solutions.

Most recently, Optio has focused on expanding from managing output only to managing the lifecycle of transactional documents. Optio has focused its development on features and functionality that enhance a customer’s ability to manage documents, thus positioning the Company as a provider of document-centric business process solutions. In 2003, Optio introduced Optio Print Manager™, enabling reliable print delivery and a centralized management console for accessing printers and monitoring their status. In 2004, Optio introduced Optio Imaging Solutions™, the Company’s intelligent data capture, imaging and Internet-accessible archive solution that allows documents to be scanned, indexed and archived according to a customer’s defined needs, and extracts transactional data and integrates it with enterprise systems. During fiscal year 2006, we partnered with various consulting groups to help develop application specific adapters to the Optio Imaging Solutions, thus enabling Optio to provide specific strategic document automation solutions for Oracle, QAD and SAP end-users, including, for example, procure-to-pay and order-to-cash solutions. These products represent the foundation of the Optio Business Process Solution™. Optio Business Process Solutions allow customers to automate manual processes, transform documents into automated transactions and provides on-line access to critical business information. Optio Business Process Solutions are specifically designed to streamline error-prone manual processes associated with invoices and other paper documents and help customers achieve faster, more accurate procure-to-pay, order-to-cash and other document-intensive business processes.

During fiscal year 2007, Optio focused on the completion of its latest version of document automation tools, Optio Document Server™ and Optio Design Center™. These products were released in

January 2007. In addition, Optio focused on the development of its new Business Process Management (“BPM”) solution, specifically known as ProCentra™ Solution Suite.

The ProCentra Solution Suite is composed of the following modules:

•       ProCentra BPM, the “heartbeat” of this new product line creates, initiates, deploys, monitors and measures processes as transactional documents flow through an organization. It also provides customers with the ability to define process maps and execute these maps on its server.

•       ProCentra’s Content Repository is more than a standard database and document library. In addition to storing and retrieving documents as they flow through a company’s business processes, it can safely store all related documents and supporting information and metrics.

•       ProCentra’s Analytics module analyzes and reports on the process metrics via a series of configurable reports and dashboards that also enable users to drilldown into the information stored in the Content Repository.

•       ProCentra’s Process Accelerator includes pre-defined process/workflow maps, integration points, interactive forms, work queues, reports and activity-monitoring dashboards, which work together to enhance process visibility and reduce overall process costs and inefficiencies. Examples of Process Accelerators include maintenance/service contract renewal and invoice dispute resolution.

With the development of these products, Optio has transitioned itself from a document output management solution vendor to a company offering customers a suite of solutions that not only create documents, but also help them transform these documents into automated transactions and then manage the processes surrounding these documents and transactions.

To address the needs of our healthcare market, in August 2004, Optio acquired VertiSoft Corporation (“VertiSoft”), bringing with it the Optio QuickRecord Suite™ of products. These products automate the collection and distribution of healthcare documents, whether they be printed documents collected through scanning and indexing, on-line forms or data streams; create a central repository with Internet-enabled access by medical personnel or financial services; and provide physicians with the ability to electronically sign patient care documents with the product’s e-signature capability. During fiscal year 2007, Optio increased the breadth and scope of our electronic health record solution suite with two new QuickRecord® modules, Deficiency Management™ and QuickTablet™ .

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

Wholly-Owned Subsidiaries

Optio currently has two direct wholly-owned foreign subsidiaries, Optio Software Europe, S.A. (“Optio Europe”) and VertiSoft Limited (“VertiSoft UK”). Optio Europe is directly involved in the sales, marketing and support activities for Optio’s products throughout mainland Europe and the United Kingdom through its wholly-owned subsidiaries Optio Software Deutschland GmbH (“Optio Germany”), and Optio Software UK, Pvt. Limited (“Optio UK”). VertiSoft UK was directly involved in the sales and marketing activities for certain customers acquired with VertiSoft, but has since assigned those contracts to Optio UK and ceased operations. The Company markets in the Asia Pacific region through various software resellers.

Segment Information

Optio is organized around geographic areas. Optio’s U.S. operations and European operations, which include Optio Europe, Optio Germany and Optio UK, represent Optio’s current two reportable segments. The foreign locations principally function as distributors of products developed by Optio in the United States. Optio attributes revenue to its operating segments based upon the location of the subsidiary originating the sale, which is typically the geographic location where the software is installed. The accounting policies, as described in the summary of significant accounting policies in Optio’s consolidated financial statements, are applied consistently across the segments. Intersegment sales are based on intercompany transfer prices to achieve a reasonable margin upon distribution.

Segment information for the fiscal years ended January 31, 2005, 2006 and 2007 is summarized below.

Year ended January 31, 2005	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,050,000	$2,125,000	$10,175,000	$—	$10,175,000
Subscription fees	894,000	36,000	930,000	—	930,000
Services, maintenance and other	14,467,000	2,795,000	17,262,000	—	17,262,000
Intersegment revenue	447,000	202,000	649,000	(649,000)	—
Total revenue	23,858,000	5,158,000	29,016,000	(649,000)	28,367,000
Interest income	182,000	5,000	187,000	—	187,000
Interest expense	12,000	—	12,000	—	12,000
Depreciation and amortization	596,000	17,000	613,000	—	613,000
Income tax expense	83,000	12,000	95,000	—	95,000
Segment income (loss) before income taxes	2,132,000	(384,000)	1,748,000	—	1,748,000
Segment net income (loss)	2,049,000	(396,000)	1,653,000	—	1,653,000
Total segment assets	16,892,000	3,690,000	20,582,000	(3,087,000)	17,495,000
Expenditures for long-lived assets	773,000	45,000	818,000	—	818,000

Year ended January 31, 2006	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$7,993,000	$1,965,000	$9,958,000	$—	$9,958,000
Subscription fees	2,125,000	40,000	2,165,000	—	2,165,000
Services, maintenance and other	14,795,000	2,703,000	17,498,000	—	17,498,000
Intersegment revenue	351,000	120,000	471,000	(471,000)	—
Total revenue	25,264,000	4,828,000	30,092,000	(471,000)	29,621,000
Interest income	269,000	—	269,000	—	269,000
Interest expense	14,000	—	14,000	—	14,000
Depreciation and amortization	824,000	37,000	861,000	—	861,000
Income tax expense	52,000	5,000	57,000	—	57,000
Segment income (loss) before income taxes	1,214,000	(259,000)	955,000	—	955,000
Segment net income (loss)	1,162,000	(264,000)	898,000	—	898,000
Total segment assets	19,333,000	3,788,000	23,121,000	(3,423,000)	19,698,000
Expenditures for long-lived assets	407,000	63,000	470,000	—	470,000

Year ended January 31, 2007	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$6,153,000	$1,565,000	$7,718,000	$—	$7,718,000
Subscription fees	2,312,000	41,000	2,353,000	—	2,353,000
Services, maintenance and other	15,289,000	3,317,000	18,606,000	—	18,606,000
Intersegment revenue	395,000	90,000	485,000	(485,000)	—
Total revenue	24,149,000	5,013,000	29,162,000	(485,000)	28,677,000
Interest income	431,000	—	431,000	—	431,000
Interest expense	13,000	—	13,000	—	13,000
Depreciation and amortization	875,000	41,000	916,000	—	916,000
Income tax expense	85,000	1,000	86,000	—	86,000
Segment income (loss) before income taxes	724,000	(356,000)	368,000	—	368,000
Segment net income (loss)	639,000	(357,000)	282,000	—	282,000
Total segment assets	22,438,000	4,187,000	26,625,000	(3,688,000)	22,937,000
Expenditures for long-lived assets	1,526,000	180,000	1,706,000	—	1,706,000

Optio’s European operations generated revenue from licenses, subscription fees and services to customers, excluding intersegment revenue, of $4.9 million in the year ended January 31, 2007, representing 17% of total revenue, compared to $4.7 million in the year ended January 31, 2006, representing 16% of total revenue and compared to $5.0 million in the year ended January 31, 2005, representing 17% of total revenue.

Industry

Organizations are increasingly being driven to enhance the cost-effectiveness of their existing systems and overall productivity of the organization by sharing vital business information, in the proper format, with the appropriate users. Their objective is to improve the efficiency of mission-critical business processes such as procurement, manufacturing, warehousing, shipping, invoicing and collections, patient registration and billing, and patient care. This objective can be met by enhancing the form, content, process, distribution and availability of documents and content that enable these processes, thus reducing their cost and complexity and improving overall efficiency. To achieve these objectives, organizations must deliver focused, business-ready information derived from a multitude of sources across the enterprise, to employees, customers, suppliers and strategic partners. In addition, many organizations are embracing e-business to enhance their productivity and cost-savings. Organizations are attempting to maximize the value of their business processes by using the Internet to conduct business electronically and reach a large number of geographically dispersed users across the extended enterprise. Some examples of e-business applications include the electronic distribution of information related to the procurement of goods and services, presentation of bills and collection of payments over the Internet and the viewing of reports and other company information utilizing Internet browsers. Specifically, this environment has created the need for a comprehensive software solution that gathers information on a real-time basis from multiple sources, including enterprise, healthcare, legacy and custom applications, external databases and files; enhances the information to improve its suitability for business purposes; customizes and formats the information to meet business objectives; provides timely and reliable delivery of the information formats to the appropriate destinations, including the Internet, e-mail, printers, faxes and wireless devices; provides a universal, Internet-enabled access point for all documents and information; automates data extraction from various documents; integrates the data extracted from these documents back to enterprise and archive applications; and creates pre-defined process/workflow maps for the documents, interactive forms to gather information, work queues to inform individuals of processes to perform with the documents, and finally reports and dashboards regarding the processes of the documents and their business impact and results. Most business relationships pair buyers and sellers, providers and consumers, and care givers and patients in a series of interactions or transactions over a period of time. As a result, these parties tend to exchange information in the form of documents and this has created the need for solutions that will accept documents created by other organizations, scan and capture their image, extract relevant data and integrate it into a company’s enterprise systems.

These needs have created a market for software that performs cost-effective management of the transformation and delivery of information from various enterprise computing systems. The Gartner Group (“Gartner”) defines the markets that provide software solutions described above as the Distributed Output Management (“DOM”) Market and the Integrated Document Archive and Retrieval Systems (“IDARS”) Market. In a report dated March 13, 2006, Gartner estimated that the 2005 worldwide market size for DOM was $441 million in software and maintenance, and forecasted a five percent compound annual growth rate from 2006 to 2010.

Gartner also defines a market, representing the convergence of the DOM and IDARS markets, as the Enterprise Content Management (“ECM”) Market. On June 27, 2006, Gartner noted that they believed that IDARS will cease to be a stand-alone market and will become an integral component of an ECM suite by 2007. In the same report, Gartner projected that by 2010, enterprises will be complementing their ECM platforms with integrated content archiving solutions to more effectively manage fixed content. The Meta Group stated in a report dated May 24, 2006 that total software revenue for worldwide ECM will grow at a 12.8 percent compound annual growth rate from 2005 through 2010, while noting that maintenance spending is growing faster than new license revenue.

The ability to capture and integrate inbound documents and its respective market segment is known collectively as Document Capture or Data Capture. A 2006 study focusing on this global market published by Harvey Spencer Associates indicates that it is expected to grow from $1.052 billion in 2005 to $1.99 billion by the end of 2009. This represents a compound annual growth rate of 17%.

Further research conducted by the Company through its Customer Advisory Board (“CAB”) indicates that extending the current solution set to manage more elements and interactions that comprise an organization’s document-intensive business processes (e.g. inbound and outbound documents and interactions relating to procurement processes) would be of value. This approach, which is known collectively as business process management, is a further extension of the Content Management market. Gartner defines BPMS, or Business Process Management Suites, as a natural advancement to meet the growing requirements for greater degrees of process management maturity and agility. And, on June 28, 2006, Gartner Dataquest projected that in the BPMS market license revenue would grow to more than $1 billion by 2009, with a compound annual growth rate of 14 percent, making it the second fastest-growing software infrastructure market overall (with security as number one).

Technology

Optio’s suite of products is used to enhance business critical documents and information, their subsequent distribution and the integration of corresponding documents received from other organizations into an organization’s business processes. It provides an organization’s systems and applications with the ability to share information, transfer documents and conduct business transactions with customers, suppliers and employees, in the proper format, with the appropriate content and at the time and location required. Optio’s software contains components for: communicating with Optio’s visual design software; collecting, transforming, and routing information from other enterprise application programs or databases; performing calculations and other types of data transformations; formatting the information into human-readable documents, e-business documents or database transactions; distributing information to a wide variety of digital destinations including Internet servers, fax servers, e-mail servers, alphanumeric pagers, printers, document archives and e-commerce application servers; maintaining and executing recipient specified rules for information notification and document delivery; securely controlling the distribution and processing of information between multiple computers within the same network and over the Internet; scanning documents and extracting data from the captured images to be integrated into various enterprise or archive applications; and collecting information via interactive forms and routing documents via workflow and business process designs and reporting of the results of such business processes.

Optio’s software supports many industry standards for file, message and document formats, document delivery methods and data access from enterprise databases and other data sources. Our software also supports many of the proprietary formats for data, documents and information produced by the software of third parties with whom we have strategic relationships and other common enterprise application software vendors. For example, e-business documents may be extracted from existing enterprise application output and transformed into XML, Adobe PDF and many other standard electronic document formats.

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

Technical Advantages

We believe Optio’s technology provides customers with the following advantages:

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

•       Ease of Use.   The visual design approach used by Optio Design CenterTM harnesses the power of Optio’s Document Customization Language and puts it into the hands of less technically savvy users without limiting access to the power of our technology.

•       Scope of Solution.   Optio’s software can handle a wide variety of information sources, document formats and digital destinations, without requiring third-party software.

•       Secure Internet Architecture.   Optio’s software utilizes custom developed technology built on industry standards that allows the Company’s software to securely distribute and control the processing of information on the Internet.

Strategic Initiatives

Optio’s objective is to be a global innovator and a leading provider of solutions that transform and exchange vital business information. Optio is dedicated to helping its customers achieve long-term success by reducing the cost and complexity of their document-centric business processes while extending the value of existing technology investments. To achieve these objectives, Optio intends to:

•       Strengthen our Business Process Solution Credentials with the Right Combination of Products, Messaging, Sales and Successful Implementations.   In fiscal year 2004, Optio set forth its strategy to expand from managing output only, to managing the lifecycle of transactional documents. This meant that Optio might expand its product offering from products that enhance the flow of information from systems to people, to products that enhance the flow of information between systems and people. In other words, improved document formats and distribution may no longer be the sole intended result. Instead, overall improvement of document-intensive processes will require more collaboration and interaction. Comprehensive management of document-intensive processes is the goal, rather than solely document creation and delivery. With this strategy in mind, Optio set forth to create its Optio Business Process Solution suite. Optio introduced its Optio Imaging Solutions, which combine intelligent data capture, document imaging and an Internet-accessible archive. We also partnered with various consulting groups to help develop application specific adapters to the Optio Imaging Solution, thus enabling Optio to provide specific strategic document automation solutions for Oracle, QAD and SAP end users. The combination of these application specific adapters with the Optio Imaging Solutions formed the basis for Optio’s Business Process Solutions. With the timely marketing of the speed, accuracy, quality and financial savings resulting from the successful implementations of the Optio Imaging Solution already completed, Optio believes it can uniquely position itself within the business process solution market to offer its customers a set of attractive software solutions.

•       Extend our Solutions to include Business Process Management Capabilities.   In fiscal 2008, Optio’s development team will continue to focus on a new business process management solution, ProCentraTM with multi-step interactive process functionality, metrics gathering and reporting, and an enhanced document repository. With this combination of products, Optio can build more powerful business process solutions that will provide greater degrees of process automation, collaboration and business metrics for document-intensive processes.

•       Increase our Capabilities, Knowledge and Experience to Better Serve the Needs of our Customers.   In moving from a DOM focused company to a provider of business process improvement solutions, the knowledge and skill sets required to help our customers analyze, understand and enhance the document intensive processes becomes increasingly complex. To meet this need we will invest in our workforce by adding employees who have proven experience in business process management, workflow, ERP application integration and imaging solutions. In addition, we will provide training and mentoring to our current staff.

•       Strengthen the Performance of our Healthcare Division in the Urban and Rural Hospital Market.   With the purchase of VertiSoft in August 2004, Optio acquired a subscription-based revenue model requiring customers to pay monthly contractual fees for the duration of long-term contracts, providing a more stable revenue recognition pattern. Optio continues to offer this subscription-based contract model for all of its healthcare products in an attempt to drive the subscription-based revenues in this market. The subscription-based revenue model lends itself to wider acceptance in the urban and rural healthcare markets, allowing the participants in such markets to overcome capital budget constraints and more rapidly adopt the technology solutions they need today. While Optio’s healthcare group will not exclusively focus on the urban and rural hospital markets, we intend to strengthen our marketing focus in these areas to increase our revenue.

Products

Software

Optio solutions manage and enhance mission-critical output from virtually any platform or operating system. Our products support output from initial design through the full document lifecycle and smoothly scale to meet new processing demands. Our software is divided into several solution sets: Output Solutions, Business Process Solutions, Optio Business Process Management Solutions and Healthcare Solutions.

Optio’s Output, Business Process and Business Process Management Solutions are designed to meet the needs of the general business marketplace and Optio’s Healthcare Solutions are tailored to the special needs of the healthcare marketplace.

Optio’s Output Solutions include Optio Design Center and Optio Document Server, their predecessors, Optio DesignStudio and Optio e.ComIntegrate, Optio Fax™, Optio Advanced Labeling and Optio Print Manager. Optio’s Business Process Solutions include Optio e.ComPresent, Optio Imaging Solutions and Optio’s Business Process Adapters. Optio’s Business Process Management Solutions consists of the ProCentra Solution Suite, which we intend to generally release in 2007.

Optio’s Healthcare Solutions include Optio MedForms, Optio DesignStudio, Optio Fax, Optio MedEx, Optio Advanced Labeling, Optio Patient Signature Capture and the Optio QuickRecord Suite.

In each case, Optio’s customers may purchase the entire solution or may purchase one or more of the software products that make up the particular solution. Typically, customers buy either Optio Document Server, Optio e.ComIntegrate or Optio MedEx as well as one or more other components of the applicable solution. The Optio Document Server and Optio e.ComIntegrate solution sets are designed for companies of different sizes and with varying functional needs across industries. Optio offers tiered solution sets that include Optio’s server technologies, either Optio Document Server or Optio e.ComIntegrate, and a design tool, either Optio Design Center or Optio DesignStudio, along with services and training to implement the solution. As advanced functions are required, customers can add support for XML, double-byte characters and presenting documents and reports on the Internet. Other components of the suite of products may include OptioFax, our fax server product; Optio e.ComPresent, our Internet accessible document repository; Optio Print Manager, our application providing assured delivery and printer definition management; Optio Imaging Solutions, our intelligent data capture, image and archive solution; and Optio’s ProCentra Solution Suite, Optio’s business process management solution offering workflow and business process designer, interactive forms, and reporting regarding the business processes. Most of the current year revenue derived from the enterprise suite is attributable to Optio e.ComIntegrate, and most of the revenue derived from the healthcare suite is attributable to Optio Medex. Optio Document Server is expected to replace Optio e.ComIntegrate as the largest revenue producing product from the enterprise suite in fiscal 2008.

Optio Output Solutions

Optio Document Server™

Optio’s Document Server is the foundation of the Optio Enterprise Suite. It is the latest in our document design and automation solutions and builds upon all of Optio’s core technologies. The software enables the capture, transformation and distribution of information from multiple enterprise applications to multiple output destinations. Features enable customers to work together or independently on specific portions of document-management projects, according to the most appropriate available resources. New source and version control capabilities ensure that the proper file is always in use and that team members are aware of the latest file updates. Customers can add additional modules such as inbound and outbound processing of XML, CBL, cXML, ebXML, Double-Byte and Binary Large Object (“BLOB”) languages.

Optio e.ComIntegrate®

Optio’s e.ComIntegrate is the precursor to Optio’s Document Server. It provides the necessary software infrastructure to enable business-to-business transformation, and distribution of critical information. Customers can add additional modules such as inbound and outbound processing of XML, enabling organizations to integrate operations and participate in e-marketplaces utilizing XML dialects such as CBL, cXML or ebXML, Double-Byte languages and BLOB. Organizations seeking to XML-enable their existing applications can map standard purchase orders, invoices, and shipping advice documents without requiring enterprise application modifications.

OptioDCS™

OptioDCS is the precursor to Optio e.ComIntegrate and it provides the baseline capabilities for the creation of documents from application print streams. It captures information from enterprise, legacy and other applications by monitoring transactions and output such as print streams. It then performs calculations and other data transformations, formats business information and delivers it to printers, fax servers, e-mail servers, Internet servers, document archives and e-commerce servers. This product serves our reseller base of customers only, and targets customers needing reduced functionality.

Optio Design Center™

Optio Design Center allows its user to quickly customize documents for multiple purposes and destinations, produce optimal document design and distribution results throughout the enterprise, create customized invoices and forms that satisfy all client requirements, and develop unique process workflows that can be reused for new initiatives. Optio Design Center has the following enhanced features: (i) Enhanced Graphical User Interface (“GUI”)—Productivity enhancements abound in process flow and business rule creation, input mapping, form layout and the overall presentation of user information; (ii) Proactive “Wizard” Technology—Wizard guides users through document design and automation tasks with ease; (iii) Cheat Sheets—intuitive help feature walks the user through specific document design processes in a step-by-step format, according to preconfigured check lists; (iv) Information at-a-Glance—All relevant information can be viewed during the design phase according to the user’s personal preferences; and (v) Enhanced XML Capabilities—Users can view, manipulate and transform XML data within Design Center, enabling increased efficiencies and acceleration of XML-based document processes.

Optio DesignStudio™

Optio DesignStudio is the precursor to Optio Design Center. It is a windows based software that allows users to model the map of information from applications, databases and files, create business rules and conditional logic to automate processing of the information, and then model the network of destinations to which the information is delivered. The Optio Enterprise or Healthcare Suite then processes, in real time, the design files it creates.

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

Optio Advanced Labeling™	Allows organizations to generate thermal, bar-code and radio frequency identification (“RFID”) labels and print them on-demand from desktop computers and mobile devices.
Optio Enterprise ProcessPACKS™

Substantially complete generic document templates for common forms such as purchase orders and checks, which facilitate the design of the information customization and delivery requirements for popular enterprise resource planning (“ERP”) applications like Oracle, QAD, PeopleSoft and others.

Optio Business Process Solutions

Optio Imaging Solutions™

Automatically reads, indexes and extracts information—including table and line item data—from unfamiliar, unstructured or semi-structured documents and business correspondence; and then automatically indexes and stores images in a centralized, Internet-accessible archive.

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

Optio Business Process Adapters™

Provide integration of inbound data to and direct access to transactional business documents from enterprise applications such as Oracle E-business Suite, J.D. Edwards EnterpriseOne, QAD MFG/PRO and SAP mySAP Business Suite.

Optio Business Process Management Solutions

Optio ProCentra™

ProCentra provides essential Business Process Management capabilities and serves as a powerful framework for process control and integration, while leveraging Optio’s document management solutions through a series of configurable Internet services. ProCentra creates, initiates, deploys, monitors and measures processes as transactional documents flow through an organization. It also provides companies with the ability to define process maps and execute these maps on the server. ProCentra’s Content Repository is more than a standard database and document library. In addition to storing and retrieving documents as they flow through your company’s business processes, you can safely store all related documents and supporting information side-by-side, while feeding the ProCentra Analytics module with reliable, actionable metrics. Each Process Accelerator provides a complete solution dedicated to improving the lifecycle of a specific business process and resolving related issues. Each customized Accelerator includes pre-defined process /workflow maps, integration points, interactive forms, work queues, reports and dashboards, which work together to enhance process visibility and reduce overall process costs and inefficiencies. We intend to generally release ProCentra in fiscal year 2008.

Optio Healthcare Solutions

Optio MedForms™

Forms the foundation of the Optio Healthcare Suite and is targeted to meet the specialized requirements of healthcare enterprises. It captures information from healthcare information systems by monitoring transactions and output such as print streams. It then performs calculations and other data transformations, formats patient, clinical, diagnostic and business information and delivers it to printers, fax servers, e-mail servers, Internet servers and document archives.

Optio MedEx™

Built on the foundation of Optio MedForms, but includes the HIPAA-Smart™ Technology which securely routes documents based on HL7 messages to various devices, and addresses HIPAA concerns such as audit logging, content filtering, and patient privacy and confidentiality. It also provides routing, reorganization and reproduction of healthcare information on demand, allowing users throughout a healthcare organization to quickly and easily generate patient documents without expensive embossers or preprinted labels, and provides temporary storage and access to patient information when primary healthcare systems are inoperative or unavailable.

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
Optio Patient Signature Capture™

Enables patients to sign documents using an electronic signature clipboard. The signature is embedded into an electronic document and then delivered to the input queue of a document repository such as the Optio QuickRecord Suite.

Optio Deficiency Management™

Enables analysts to analyze charts by queue or search by patient name, review the documents in the patient’s chart to determine whether or not the chart has met the established criteria for completion, and manually assign deficiencies to electronic or scanned documents. Physicians can then quickly and securely complete patient charts, and electronically sign or edit documents from an Internet portal.

Optio QuickTablet™

“Ink-on-glass” technology enables healthcare administrators, nurses and physicians to easily fill out and directly submit pre-loaded forms into a patient’s electronic health record. Users write on a Tablet PC to electronically capture information and directly submit such information into the patient’s chart.

Optio e.ComPresent, Optio e.ComIntegrate, OptioFax, OptioReprint, Optio Print Manager, Optio Imaging Solutions	Equivalent in functionality to the products included in the Optio Enterprise Suite, but targeted to the healthcare market.
Optio Healthcare ProcessPACKS

Substantially complete generic document templates for common functions which facilitate the design of the information customization and delivery requirements for specific areas of healthcare operations.

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

Optio employs its own staff of consultants, systems analysts and technical personnel devoted to assisting customers in all phases of systems implementation, including evaluation, planning and design, customer-specific configuring of modules and on-site implementation or conversion from existing systems. In addition, Optio utilizes third party consultants, such as those from major systems integrators, to assist in certain implementations. During the year ended January 31, 2005, Optio reduced its internal consulting staff to 12 employees from 15 employees in fiscal year 2004. In addition, select employees within the consulting services organization were given opportunities elsewhere within the Company, requiring us to rehire their positions and train the new employees. This required us to increase our use of outsourcers during fiscal year 2005. During the year ended January 31, 2006, Optio used a large majority of its internal consultants to test products and to perform installations of the latest release of MedEx, version 1.2, to its existing customers. As a result, we were required to further increase our use of outsourcers to meet the implementation demands of new customers. Approximately 70% of Optio’s consulting revenue during fiscal year 2006 was performed by outsourcers. During the year ended January 31, 2007, approximately 87% of Optio’s consulting revenue was performed by outsourcers. Optio’s internal consulting staff decreased even further to five employees and as a result, our use of outsourcers increased in fiscal 2007. Separately, six additional employees are dedicated as training staff for internal, customer and partner training, as well as to developing curriculum materials for training programs.

Maintenance

Optio offers a comprehensive maintenance program that provides customer telephone support, as well as timely software updates and designated upgrades offering increased functionality and technology advances. Optio offers these services for a fee equal to a percentage of the current software license fee per annum. As of January 31, 2007, a majority of Optio’s customers subscribed to the comprehensive maintenance support program. Customers who pay on a subscription basis have the maintenance fee included in their subscription payments.

Research and Development

Overview

To maintain Optio’s competitive position, Optio must continually enhance its current products and introduce new features or functionality, specifically those which build upon the Company’s business process management strategy. Product development activities for the year ended January 31, 2007 were focused on (i) the introduction of Optio Deficiency Management and QuickTablet for the healthcare market, (ii) the development of ProCentra, Optio’s new business process management product with multi-step interactive process functionality and enhanced document repository, (iii) Optio Document Server and Design Center, a new design tool and document server platform, (iv) a new version of Optio’s e.ComPresent product, and (v) and additional adapters to the Optio Imaging Solutions, which enable the product to perform application specific business processes.

During the year ended January 31, 2007, Optio spent $5.5 million, or 19% of revenue, on research and development activities, an increase from $5.1 million, or 17% of revenue, spent in the prior year. Optio has estimated that during the year ended January 31, 2007, personnel time spent on the above projects, and thus the associated percentage of the total $5.5 million spent on research and development, was divided as follows: 18% allocated to the introduction of Optio Deficiency Management and QuickTablet; 36% to the development of ProCentra, Optio’s new business process management product; 40% to Optio Document

Server and Design Center, Optio’s new design tool and document server platform; 5% to the introduction of a new version of Optio’s e.ComPresent product; and 1% to the introduction of additional adapters to the Optio Imaging Solutions.

Current development projects as of January 31, 2007 include (i) a Community Connect product which allows hospitals in a community to share patient information via Optio’s QuickRecord Suite, (ii) a new version of Optio’s Medex Suite, scheduled for release in the second half of fiscal 2008, (iii) ProCentra, Optio’s new business process management solution, to be released in the second quarter of fiscal 2008, (iv) a new version of e.comPresent, Optio’s document archive/repository, scheduled for release in the second quarter of fiscal 2008, and (v) sustaining engineering projects focused on improving the products released during previous years.

All of Optio’s research and development employees are located in the U.S. The products sold by Optio in Europe are developed in the U.S.

Future Product Development Activities

In addition to completing the current development projects discussed above, product development activities for fiscal year 2008 and beyond are focused on supporting Optio’s strategic initiatives. In general, Optio intends to offer new features focused on improving business processes and allowing hospitals to share patient information in a connected healthcare community.

A major initiative for the year ending January 31, 2008 is the ongoing development of ProCentra, Optio’s new business process management solution. On this platform, Optio will be able to design products which address multiple business process models. In addition, Optio intends to focus on product development that can be readily adapted for software as a service. In other words, multiple customers would be provided with remote access and management of Optio’s products located on a central server. To address Optio’s healthcare market, Optio intends to develop additional features for its QuickRecord Suite and community health initiatives. Finally, Optio will continue to produce maintenance releases to repair software defects, to modify products to accommodate changes to partner software design and upgrade vendor supported application programming interfaces.

Retirement

In the future, Optio intends to no longer offer or support certain older versions of our existing products and the operating systems on which they operate. Optio is in the process of developing migration paths for our customers on these products and intends to retire certain products once the migration path is defined and communicated to our customer base.

Sales and Marketing

During the year ended January 31, 2007, approximately 77% of Optio’s software revenue was generated through Optio’s direct sales force, compared to 73% in the year ended January 31, 2006. Optio had 36, 38, and 38 U.S. sales representatives and sales support staff as of January 31, 2005, 2006, and 2007, respectively. Optio’s U.S. sales representatives are divided into teams that:

•       directly market to potential customers based on geographic regions in the manufacturing, retail and distribution industries, and other market segments;

•       directly market to potential customers in the healthcare industry; and

•       sell to resellers and distributors.

Optio’s international sales organization, focused on Europe, was composed of 11, 10, and 11 sales representatives as of January 31, 2005, 2006 and 2007, respectively.

The percentage of Optio’s license revenues generated through its worldwide reseller network declined between the year ended January 31, 2006 and 2007, decreasing by 4% from 27% in the prior year to 23% in the current year.

Optio’s marketing activities during the year ended January 31, 2007 were principally focused on trade shows and webinars where the Company was able to demonstrate its products and their capabilities. Other marketing promotions included direct mail and electronic media campaigns, editorial placements in various trade magazines, as well as distribution of product brochures and other literature to inform new and existing customers about our new product offerings.

Strategic Relationships

Optio has strategic relationships with third parties that help to market, sell, implement, support and enhance Optio’s solutions. These strategic relationships are discussed in the following paragraphs.

Distributor Relationships.   Optio has relationships with distributors who market and resell Optio’s software. These distributors may also provide education, implementation and customization services for their customers. Optio’s major distributors include Harvest Technology and Brisbane Information Technology Group.

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

Vendor Relationships.   Optio has relationships with major ERP and healthcare software vendors where Optio has demonstrated that its solutions are compatible with their applications and provide complementary functionality. These vendors include Oracle Corporation, QAD and SAP. In most cases, Optio’s products are certified as to their compatibility with these vendors. As a result, these vendors will include descriptions of Optio products’ key features and benefits in their directories that are published periodically in print and on their Internet sites. Optio can also feature the vendors’ logos in its advertising and promotional materials and participate in vendor sponsored trade shows, marketing programs and other events. In the past, these vendor relationships have resulted in significant revenues and Optio expects that they will continue to do so in the future.

Customers

Optio’s customers consist of enterprises across a broad spectrum of industries; however, healthcare, manufacturing, retail and distribution customers represent approximately 60% of Optio’s customers. Other customer industry segments include technology, banks, financial institutions and the public sector. As of January 31, 2007, Optio licensed its products for use by more than 5,000 customers.

No single customer accounted for 10% or more of Optio’s total revenue during the fiscal years ended January 31, 2005, 2006 or 2007.

Competition

The market for Optio’s software and services is intensely competitive, quickly evolving and subject to rapid technological change. Management expects competition to intensify in the future. Optio’s potential competitors vary in size and in the scope and breadth of the products and services offered. Our potential competitors fit into three separate categories. The first category includes custom software developers. The second is comprised of distributed output management, imaging or print management solutions from organizations such as Adobe Systems Incorporated, AFP Technology (Formscape), Kofax, Captiva Software Corporation, Documentum, Inc. (now part of EMC Corporation), Bottomline Technologies, The Hewlett Packard Company, StreamServe, McKesson Corporation, Standard Register, Cypress Corporation (now owned by ASG Software Solutions), FormFast, and Evergreen. The third category consists of the potential competition from the Company’s ERP or healthcare software vendor partners. If these partners enhance their own software products to include functionality currently supplied by Optio, such partners would become direct competitors to the Company.

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

Management believes that Optio is differentiated from its competitors by its software’s ability to combine various capabilities, including information customization, distributed output management, information integration and exchange, print management, imaging, business process management and e-business enablement, into one integrated solution. To the best of management’s knowledge, none of Optio’s competitors provides such functionality in a single integrated solution. Management believes that Optio also competes on the basis of its software’s ability to operate across multiple operating systems. With respect to the Optio Healthcare Suite, management believes that Optio compares favorably with its competitors because Optio offers a vertically oriented solution to address the needs of the healthcare marketplace, including HIPAA regulatory concerns. In addition, a subscription-based licensing model, pursuant to which customers pay a monthly fee for use of our software and support, makes our products very competitive in the small to mid-size hospital facility market.

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

Optio protects its proprietary rights by relying on copyright, trade secret, and trademark laws, confidentiality agreements and contractual obligations. Some of Optio’s software, documentation and other written materials are protected under the Federal copyright law. Optio has registered “Optio” and its accompanying logo, as well as its products’ names such as “Optio e.ComIntegrate” as trademarks in the United States and in certain countries in which Optio sells its products. Optio has used the “Optio” trademark in the European Community since 1997 and registration is pending as two oppositions to the mark have been cleared. In addition, Optio has received a notice from a third party claiming registration and ownership of the trademark “QuickScan” in the United States. The parties have reached an agreement in principle whereby the use of the word QuickScan must always be combined with the word Optio (for example, Optio QuickScan). Finally, Optio is currently seeking trademark registration for the names of its most recently released or soon to be released products, namely “ProCentra”, “Optio Deficiency Management” and “Optio QuickTablet”.

Optio also relies on trade secret laws of the State of Georgia and the states in which it does business to protect its software designs and other proprietary information. In addition, non-disclosure agreements contained in employment contracts protect Optio’s proprietary information from disclosure by current and former employees.

While Optio has not applied for any U.S. patents, the Company acquired a patent in the acquisition of VertiSoft, U.S. patent number 5,437,024, for an improvement in Selective Computer-Generated Information Distribution System by Computer Peripheral Emulation and Use, which is a method for distributing reports. It is possible that Optio may not develop proprietary products or technologies that are patentable, that any patent issued to Optio may not provide Optio with any competitive advantages, or that the patents of others will seriously harm the Company’s business.

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

Employees

Optio had 167, 170 and 182 employees as of January 31, 2005, 2006 and 2007, respectively. The Company’s employees are not covered by any collective bargaining agreements. Optio considers its relationships with its employees to be good.

Executive Officers of the Registrant

As of the date of this Annual Report, the following individuals serve as executive officers of Optio:

Name	Age	Position
C. Wayne Cape	53	President, Chief Executive Officer and Chairman of the Board of Directors
Chris Beecroft	51	Senior Vice President and General Manager of Enterprise Sales
Michael McGuire	58	Senior Vice President and General Manager of Healthcare Sales
Steven Kaye	54	Senior Vice President of Marketing and Product Management
Donald French	57	Senior Vice President of Research and Development
Daryl G. Hatton	45	Chief Technology Officer
Caroline Bembry	36	Chief Financial Officer

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

Chris Beecroft has served as Senior Vice President and General Manager of Enterprise Sales and Services since May 2006. From November 2005 to May 2006, Mr. Beecroft was Regional Vice President of Sales for Versata. Prior to that, beginning in July 2004, Mr. Beecroft held the position of Vice President of Business Development for CapGemini. From April 2003 until July 2004, Mr. Beecroft was employed as Regional Director of Sales for PeopleSoft. Prior to that, Mr. Beecroft held the position of Regional Manager for Siebel. Mr. Beecroft is certified as a Certified Public Accountant in the state of Florida.

Michael McGuire has served as Senior Vice President and General Manager of Healthcare Sales and Services since June 2006. From August 2004 to May 2006, Mr. McGuire held the position of Senior Vice President of Sales and Marketing for CareCentric, Inc., a leading provider of billing, management and technology solutions for the home healthcare industry. Prior to that, beginning in May 2002, Mr. McGuire was employed as Chief Operating Officer for Vertisoft. Prior to that, beginning in April of 1999, Mr. McGuire served as Chief Operating Officer for Healthcare.com (now Quovadx).

Steven Kaye has served as Senior Vice President of Marketing and Product Management since January 2004. From July 2003 to January 2004, Mr. Kaye served as Senior Vice President of Marketing. Since September 2002 and prior to joining Optio, Mr. Kaye served as a consultant to various public and private companies. From November 2000 until September 2002, Mr. Kaye was employed by Lombardi Software, Inc., as Vice President of Global Alliances. From May 1999 until November 2000, Mr. Kaye served as Senior Vice President of Marketing and Business Development for Optio. From February 1998 until April 1999, Mr. Kaye served as Vice President of Marketing for Softlab, Inc. Previously, Mr. Kaye served in executive positions with KnowledgeWare and Deloitte Consulting.

Donald French has served as Senior Vice President of Research and Development since February 2005. Previously, Mr. French served as the Company’s Senior Vice President of Product Development—Healthcare Products from August 2004, when he joined the Company with the acquisition of VertiSoft. Mr. French was the founder and president of VertiSoft in 1988, a healthcare pioneer in clinical document management systems. Prior to that, Mr. French founded Epic Development, a company based upon the concept of streamlining information access and distribution for physicians and hospital administrators. Mr. French originally became involved in healthcare solutions as the founder of FMG

Corp., established in 1978. Prior to establishing FMG Corp., he was instrumental in developing the Tandy TRS-80 microcomputer, as well as other software and hardware for Radio Shack.

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

We achieved net income of $282,000, $898,000 and $1.7 million for the years ended January 31, 2007, 2006 and 2005, respectively. At January 31, 2007, we had an accumulated deficit of approximately $43.3 million. We may incur significant operating losses in the future. We may need to increase revenues or decrease expenses to maintain profitability, which may impact our business, and we cannot assure you that we will be able to do so. We cannot assure you that we can sustain or increase profitability or generate positive cash flows from future operating activities. Based on our currently available cash reserves, if we cannot maintain profitability and a positive cash flow position, we may need to raise additional capital or obtain additional financing to fund our operations and expand our business. If we need to raise additional capital or obtain additional financing, there can be no assurance that we will be successful in raising such additional capital on favorable terms, or at all. Failure to raise such capital could result in a material adverse effect on our ability to meet our business objectives.

Our subscription revenue model may force us to terminate subscription agreements with collection risks, thereby decreasing our future revenue.

We earn subscription-based revenue, where customers pay monthly subscription fees for certain software and maintenance rights, typically pursuant to three to five-year contracts. We may also have additional subscription-based revenue in the future, particularly for software sales in the healthcare industry.

If we increase our subscription-based sales, the quarterly revenue of the Company may initially decrease. Under a perpetual license model, all of the revenue from the sale is usually recognized in the quarter in which the sale occurs. However, in a standard subscription-based software sale, the revenue is recognized monthly over the term of the underlying agreement.

Further, due to this delayed payment method, the collection risk may be greater; however, we would cancel the software license if the customer fails to pay the monthly subscription fee. While our recent history shows very low early termination of subscription agreements, there are no assurances that such trend will continue in the future.

We rely on our strategic marketing relationships to generate customer referrals; if we do not successfully develop and maintain these relationships, our revenue will decline.

We expect sales of our software and services based on customer referrals generated through strategic marketing relationships will continue to account for a significant portion of our revenue. The loss of a significant number of these relationships would cause our revenue to decrease. Most of our revenue from these relationships is derived from strategic marketing relationships with three types of entities: large software vendors, healthcare management companies and consulting firms. Large software vendors, such as QAD, may recommend our products to their customers or provide us with customer referrals. Consulting firms, such as Deloitte Consulting Product Services LLC, may recommend our software to their customers. In some cases, healthcare management organizations such as Quorum Health Resources, refer our software to its hospitals. Some of these organizations receive referral fees for these sales and others do not. We receive license fees from the customers in these sales. We expect that a limited number of our strategic marketing relationships, such as those with QAD and Quorum, will account for a substantial portion of our customer referrals and, therefore, revenue over time. Our strategic relationships are generally terminable by either party upon 30 to 90 days’ notice. Therefore, the continuation of these relationships is uncertain. Furthermore, software manufacturers may decide to promote technologies and standards that are not compatible with our software or that compete with our software, or they may lose market share for their products, which could cause our revenues to decline.

We rely in part on third-party reseller relationships to generate revenue; if we do not continue to develop and maintain these relationships, our revenue will decrease.

During the year ended January 31, 2007, 2006 and 2005, approximately 23%, 27% and 26%, respectively, of our software license revenue was derived from partners, such as resellers, value-added distributors or OEM relationships. We intend to augment our indirect sales channel through such additional third-party reseller arrangements, including relationships with specific strategic systems integrators which may resell or recommend our products. As a result, we may become more dependent on these types of relationships. We may not be able to successfully augment these arrangements, and the expansion of indirect resale methods, even if successful, may not increase revenue. As a result, we may incur expenses that do not promote the growth of our business, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Substantially all of our current international revenue is derived from the operations of our wholly-owned subsidiaries operating in France, Germany and the UK. Our foreign operations generated revenue from licenses and services, including maintenance services, to customers of $4.9 million in the twelve months ended January 31, 2007, representing 17% of total revenue. Our foreign operations generated revenue from licenses and services, including maintenance services, to customers of $4.7 million in the twelve months ended January 31, 2006, representing 16% of total revenue, compared to $5.0 million in the twelve months ended January 31, 2005, representing 17% of total revenue. Our international operations may negatively affect our operating results due to difficulties in staffing and managing foreign operations; potential losses or gains from currency fluctuations as a result of transactions and expenses being denominated in foreign currencies; seasonal reductions in business activity in Europe; increased financial accounting and reporting burdens and complexities and potentially adverse tax consequences; delays in delivering language-specific versions of our software due to our limited experience in creating these versions; compliance with a wide variety of complex foreign laws and treaties, including, but not limited to, labor laws and trade restrictions; unstable political and economic international conditions; reduced protection for intellectual property rights in some countries; and licenses, tariffs and other trade barriers.

The expansion of our existing international operations and entry into additional international markets would require significant management attention and financial resources, and would place additional burdens on our management, administrative, operational and financial infrastructure. We cannot be certain that our operations in other countries would produce desired levels of revenue or profitability, thus providing a satisfactory return on investment.

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

The third-party software on which we rely may suffer from defects or errors or may become obsolete, which would adversely affect our sales.

Our software contains components developed and maintained by third-party software vendors, and we expect that we will incorporate software from third-party vendors in our future software. We may not be able to replace the functionality provided by this third-party software if it becomes obsolete, if the contracts with our current vendors are terminated by the vendor, or this third-party software is discovered to be defective or incompatible with future versions of our software or if it is not adequately maintained or updated. Any significant interruption in the availability of this third-party software or defects in this software could harm our sales and disrupt our ability to support current customers unless and until we can secure an alternative source. In addition, we have entered into, and plan to continue to enter into, strategic relationships with other companies, whereby we license our software for integration with third-party software. If the other companies’ software fails to meet customer expectations or causes a failure in its customers’ systems, the reputation and sales of our software could be adversely affected, even if our software performs in accordance with its functional specifications.

We rely on third parties to provide part of our consulting services; if these third parties do not provide satisfactory services, our reputation could be harmed and our revenue from these services could decrease.

We currently contract with, and may increasingly contract with, third-party providers to assist us in providing consulting services to our customers. Services provided by these third parties may include providing assistance to our customers in installing and implementing our software. If we are unable to continue contracting with third parties for these consulting services, or if these third parties do not meet the needs or expectations of our customers, our business and reputation may be harmed and we will have to perform these functions ourselves. Providing these services could place a significant strain on our internal consulting resources, and we may not be able to successfully perform these services on a timely and cost-effective basis, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We rely on a combination of copyright, trademark and trade secret laws and contractual provisions to establish and protect our proprietary rights. We have registered the trademarks for “Optio” and certain of Optio’s product names in the United States and have applied for the United States registration of the trademark for certain other yet un-registered Optio product names. We have obtained trademark registration for “Optio” in certain foreign countries in which we sell our products. We have also registered the domain names “optiosoftware.com” and “HIPAASmart.com.” We have not filed any copyrights or patents for our software, but we have acquired a patent for an improvement in Selective Computer-Generated Information Distribution System by Computer Peripheral Emulation and Use from VertiSoft Corporation, which we acquired in August 2004.

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

At January 31, 2007, we were in compliance with all financial covenants required under our line of credit facility. However, at certain times in the past, we were not in compliance with our loan covenants and received appropriate waivers of default from our lender. We believe it is possible that certain requirements contained in our loan covenants may still not be met during fiscal 2008. If we fail to meet any negative covenant under our loan facility while we have any borrowings outstanding thereunder, our lender has the right to declare the outstanding debt immediately due and payable and commence foreclosure on all of our assets which secure the loan if we do not repay the outstanding loan balance.

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

We are subject to risks on the collection of our accounts receivable.

We maintain allowances for doubtful accounts or collection risks on accounts receivable. If a substantial amount of our accounts receivable became uncollectible, it would have a material adverse impact on our income and cash position.

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

We believe that our competitors fit into three segments. The first segment is custom software development. The second segment is comprised of output management, imaging and print management solutions from organizations such as AFP Technology Ltd. (Formscape, now part of Bottomline Technologies); The Hewlett-Packard Company; StreamServe, Inc.; BottomLine Technologies; Documentum, Inc. (now part of EMC Corporation); Kofax; Captiva Software Corporation; Adobe Systems Incorporated; McKesson Corporation; Standard Register and Evergreen. The third segment is comprised of the ERP or healthcare software vendor partners with which we typically partner and which may enhance their own software products to include functionality currently handled by us, thus directly competing with us.

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

Our revenue and operating results may vary from quarter to quarter. As a result, we may fail to meet the expectations of our investors, which may cause our stock price to fluctuate. These fluctuations may occur as a result of any of the following factors, including, but not limited to, variations in market acceptance of and demand for our software; the size and timing of our customer orders; increased expenses, whether related to sales and marketing, product development or administration; delays in introducing new software or software enhancements; new software introductions or changes in pricing policies by our competitors; costs related to acquisitions of technologies or businesses; and the amount and timing of expenditures related to expansion of our operations.

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

Future issuances of shares of our common stock may depress our stock price. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. In addition, there are a significant number of options convertible into shares of common stock. Our investors will likely experience further dilution upon the exercise of such outstanding stock options.

The low price of our common stock could result in difficulty in trading our common stock.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (the “Bulletin Board”) and is no longer listed on the NASDAQ Market. As a result, trading our shares may be more difficult for investors, leading to further declines in share price. Such declines could also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue sky laws if we completed an offering of our common stock. Further, the Bulletin Board may be terminated, in which case we would either attempt to list our common stock on some other exchange or it may cause our common stock to further decline and lower our trading volume. There are no assurances that we would be able to qualify for another exchange.

Our management and affiliates control more than 55% of our issued and outstanding common stock and will therefore be able to significantly influence the outcome of any shareholder vote.

In excess of 55% of our issued and outstanding common stock is controlled by our management and affiliates. This may discourage a potential acquirer from offering to purchase or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Outside investors may accumulate large portions of our common stock.

Several groups of outside investors have acquired a substantial amount of shares of our common stock. These investors have filed Schedules 13D with the SEC and have not indicated that they intend to take control of our company. However, if these investors and their affiliates continue to accumulate shares of our common stock, they could attempt to change our Board of Directors and/or management. Some of these investors are included as affiliates in the 55% ownership discussed above. Based upon the requests of these investors, Jay Wolf of Trinad Management, LLC, was added to the Board of Directors.

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

Item 1.B.            UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.                        PROPERTIES

Optio’s principal corporate offices are located in approximately 51,000 square feet at 3015 Windward Plaza, Windward Fairways II, Atlanta, Georgia, 30005. The term of this lease is through December 31, 2012. Sales offices are also located in France, Germany and the United Kingdom, providing Optio with an additional 3,000 square feet.

Optio leases all of its properties with remaining terms between one and seven years. Management believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

Item 3.                        LEGAL PROCEEDINGS

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in the Company’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000. The lawsuit also seeks class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), by all named defendants, (ii) Section 12(a)(2) of the Securities Act by the underwriter defendants, (iii) Section 15 of the Securities Act by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. The completion of the settlement is subject to a number of conditions, including Court approval. The Court preliminarily approved the settlement on February 15, 2005, subject to certain modifications which are currently pending approval by the defendants. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action. Optio may still have yet undetermined exposure to the underwriters pursuant to indemnification provisions in the underwriting agreement entered into at the time of the initial public offering. Under the guaranty, all of the insurers for all the issuers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all of the pending cases. A settlement fairness hearing was held on April 24, 2006, however no ruling has been issued yet by the Court. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plantiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plantiffs filed a Petition for Rehearing and Rehearing En Banc with the Second circuit on January 5, 2007 in response to the Second Circuit’s decision. The Petition for Rehearing and Rehearing En Banc was denied on April 6, 2007. Plantiffs have informed the District Court that they would like to be heard as to whether the settlement may still be approved even though the Petition for Rehearing was denied. The District Court indicated that it would defer consideration of final approval of the settlement pending plantiffs’ request for further appellate review. The disposition of this matter is limited to Optio’s $300,000 corporate insurance deductible. The Company has completed payment of the insurance deductible through payment of legal fees. Optio will have no additional exposure unless the insurance companies become insolvent or unless Optio’s liability exceeds its policy limits through this matter or other matters. Optio’s insurance companies currently have an A or AA rating. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s consolidated financial statements.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On December 15, 1999, Optio’s common stock began trading on the Nasdaq National Market under the symbol “OPTO” until June 19, 2002, when Optio’s common stock began trading on the Nasdaq SmallCap Market. Effective January 8, 2003, Optio failed to meet the qualifications for listing on the Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board under the symbol “OPTO.OB”. On April 18, 2007, the closing price of the common stock on the Over-the-Counter Bulletin Board was $1.46.

The following table reflects the range of high and low sale prices of Optio’s common stock by quarter, for the two most recent fiscal years. Bid prices reflect inter dealer prices without retail mark-up, mark-down or commissions.

	High	Low
Quarter Ended January 31, 2007	$1.61	$1.17
Quarter Ended October 31, 2006	$1.40	$1.03
Quarter Ended July 31, 2006	$1.52	$1.20
Quarter Ended April 30, 2006	$1.47	$1.11
Quarter Ended January 31, 2006	$1.34	$1.05
Quarter Ended October 31, 2005	$1.23	$0.80
Quarter Ended July 31, 2005	$1.38	$0.92
Quarter Ended April 30, 2005	$1.45	$0.95

Holders

As of April 18, 2007, there were approximately 111 holders of record of Optio’s common stock.

Stock Performance Graph

The following line-graph provides a comparison of the cumulative total shareholder return on the Company’s Common Stock for the period from January 31, 2002 through January 31, 2007, against the cumulative shareholder return during such period achieved by the Nasdaq Stock Market (U.S. Companies) Index and the Standard and Poor’s Application Software Index. The graph assumes that $100 was invested on January 31, 2002 in each of the comparison indices and in the Common Stock. All amounts have been calculated as if all dividends were reinvested.

$100 invested on 1/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending January 31.

	1/02	1/03	1/04	1/05	1/06	1/07
Optio Software, Inc.	100.00	51.22	178.05	164.63	151.22	196.34
NASDAQ Composite	100.00	67.71	106.18	110.50	128.60	128.35
S & P Application Software	100.00	52.60	73.56	72.81	94.00	98.82

The preceding Stock Performance Graph shall be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or the Exchange Act (collectively, the “Acts”), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Acts.

Repurchases

On January 5, 2007, Optio announced a share repurchase plan under which we could repurchase up to $2.0 million of our common stock over a next twelve-month period. During fiscal 2007, we purchased a total of 40,000 shares at an average purchase price of $1.50 per share, or approximately $60,000 in the aggregate. The repurchased shares were held and not cancelled. As of January 31, 2007, the dollar value of shares that remained available for repurchase under this program was approximately $1,940,000. The repurchases for the fiscal year ended January 31, 2007 are reflected in the following table:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased As Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Repurchased Under The Program
1/1/2007 – 1/31/2007(1)	40,000	$1.50	40,000	$1,940,000

(1)          Last repurchase date was January 31, 2007.

Dividends

Optio did not pay any dividends during the years ended January 31, 2005, 2006 or 2007. Optio intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes and does not anticipate paying any cash dividends on its common stock for the foreseeable future. In addition, Optio’s line of credit contains a covenant that prohibits the payment of dividends.

Recent Sales of Unregistered Securities

None.

Securities Authorized Under Equity Compensation Plans

See Item 12, which incorporates by reference to the Proxy Statement relating to our 2007 Annual Meeting of Shareholders, the information concerning securities authorized for issuance under our equity compensation plans.

Item 6.                        SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial data of Optio. The selected financial data should be read together with the consolidated financial statements and related notes and the section of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data as of and for the years ended January 31, 2003, 2004, 2005, 2006 and 2007 have been derived from the audited consolidated financial statements of Optio.

	Year Ended January 31,
	2003	2004	2005(a)	2006(a)	2007(a)(b)
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
License fees	$10,445	$10,205	$10,175	$9,958	$7,718
Subscription fees	—	—	930	2,165	2,353
Services, maintenance and other	17,379	17,110	17,262	17,498	18,606
Total revenue	27,824	27,315	28,367	29,621	28,677
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	549	436	650	769	678
Services, maintenance and other	7,808	6,358	5,891	6,410	6,813
Total cost of revenue	8,357	6,794	6,541	7,179	7,491
Operating expenses:
Sales and marketing	12,821	9,448	10,957	11,399	10,295
Research and development	4,278	4,078	4,616	5,099	5,518
General and administrative	6,962	4,572	4,120	4,368	5,403
Impairment of M2 note receivable	—	900	—	—	(900)
Depreciation and amortization	920	553	613	861	916
Total operating expenses	24,981	19,551	20,306	21,727	21,232
Income (loss) from operations	(5,514)	970	1,520	715	(46)
Other income (expense):
Interest income	233	171	187	269	431
Interest expense	(51)	(17)	(12)	(14)	(13)
Other	44	45	53	(15)	(4)
Income (loss) before income taxes and loss from discontinued operations	(5,288)	1,169	1,748	955	368
Income tax expense (benefit)	(578)	(202)	95	57	86
Income (loss) from continuing operations	(4,710)	1,371	1,653	898	282
Loss from discontinued operations	(132)	—	—	—	—
Net income (loss)	$(4,842)	$1,371	$1,653	$898	$282
Income (loss) per share from continuing operations—basic	$(0.25)	$0.07	$0.08	$0.04	$0.01
Income (loss) per share from continuing operations—diluted	$(0.25)	$0.06	$0.07	$0.04	$0.01
Loss per share from discontinued operations—basic and diluted	$(0.01)	$0.00	$0.00	$0.00	$0.00
Net income (loss) per share—basic	$(0.26)	$0.07	$0.08	$0.04	$0.01
Net income (loss) per share—diluted	$(0.26)	$0.06	$0.07	$0.04	$0.01
Weighted average shares outstanding—basic	18,963	19,191	20,097	20,993	22,232
Weighted average shares outstanding—diluted	18,963	21,313	23,544	24,116	24,803

	At January 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,902	$5,328	$5,433	$7,954	$11,948
Working capital (deficiency)	(1,560)	1,448	1,474	3,299	6,097
Total assets	14,443	14,246	17,495	19,698	22,937
Long-term obligations	297	188	92	63	1,735
Shareholders’ equity	2,774	4,287	7,927	9,121	10,720

(a)           Includes the results of operations of VertiSoft since acquisition, for the period August 10, 2004 to January 31, 2005 and for the full years ended January 31, 2006, and January 31, 2007, respectively.

(b)          Includes the effect of the adoption of Statement of Financial Standards No. 123R, Share-Based Payments, for the year ended January 31, 2007.

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

Optio markets and sells its software and services throughout the United States and Europe, and in the Asia Pacific region, through its direct sales force and certified resellers. Optio also offers consulting services, which provide customers with implementation assistance and training. As of January 31, 2007, Optio had over 5,000 customers worldwide using Optio’s software and services. No single customer accounted for 10% or more of Optio’s revenue for the years ended January 31, 2005, 2006, or 2007.

Management Summary

Optio’s strategic initiatives for fiscal year 2007 were as follows: (i) enhance our business process solution credentials with the right combination of products, messaging, sales and successful implementations, (ii) prepare the organization to meet the challenges of the business process solution market, and (iii) strengthen the focus and performance of our healthcare division in the urban and rural hospital market.

Several factors contributed to Optio’s focus on expanding the product line to a document-centric business process solution from its historical document output management solutions. In fiscal 2005, the consolidation of the large ERP vendors such as J.D. Edwards and Oracle, negatively impacted Optio’s revenue. In addition, the large ERP vendors are beginning to introduce limited functionality document output management solutions of their own, which could impact the Company’s revenue. The average sales price for document output management solutions has continued to decline, thus inhibiting Optio’s revenue growth. Recognizing these factors, Optio’s management began a strategic initiative to evolve the Company’s product line to include business process solutions that address such functions as procure-to-pay and order-to-cash, as well as other document-intensive business processes. In December 2004, Optio introduced Optio Imaging Solutions™, its intelligent data capture, imaging and Internet-accessible archive and the first of our Optio Business Process Solution™ suite of products. We also partnered with various consulting groups to help develop application specific adapters to the Optio Imaging Solution, thus enabling us to provide specific strategic document automation solutions for Oracle, QAD and SAP endusers. Optio gained immediate traction for this product, both to existing customers and new customers, during the year ended January 31, 2006, with sales of these solutions contributing six percent of Optio’s license revenue and contributing to a 20% increase in the average sale price during fiscal year 2006. To continue Optio’s transition to a company that helps customers manage the entire life-cycle of documents, in fiscal 2007, Optio focused significant development efforts on its ProCentra product, our new business process management solution. While significant time was spent developing the product during 2007, it will not be released until fiscal 2008. As a result, Optio continued to focus on the sale of its document output management, print management and imaging solutions. Optio continued to feel downward pressure in the document output management market, primarily resulting from certain ERP vendors introducing basic similar functionality and from Optio’s competitors continuing to offer declining prices, making it difficult to compete at a higher average sales price. In the print management and imaging solutions space, Optio faced longer sales cycles, primarily because these products have a higher average sale price. While sales of these products increased slightly between 2006 and 2007, Optio’s overall license revenue sales declined from 2006 to 2007.

In the healthcare market, we set forth to grow our subscription-based revenue model. Initially, sales of our electronic health record product were focused on a community health model, in which we targeted larger hospital systems desiring to share patient data among physicians and caregivers and multiple, unrelated facilities. While we continue to market to these types of facilities, we found that the subscription-based revenue model lends itself to wider acceptance in the urban and rural healthcare market, allowing such customers to overcome capital budget constraints and more rapidly adopt the technology solutions they need today. As a result, Optio began a focus on the urban and rural hospital market, creating partnerships with advocacy organizations for rural hospitals, such as HomeTown Health LLC. These partnerships actively market Optio’s electronic health record solution, on a subscription basis, to the hospitals within its group. By focusing on the rural hospitals, during fiscal year 2007, Optio closed contracts which will bring over $2.0 million in subscription revenue over the next several years. Optio also discovered that the length of time until the products are installed, which is when the Company can begin recognizing the monthly subscription fee, is often longer than we anticipated. As a result, there was not a dramatic impact on revenue from these contracts during fiscal year 2007.

Even with a focus to move a greater percentage of our healthcare revenues to the subscription-based model, which increased in 2007 in nominal terms, healthcare perpetual license fees remained consistent between 2006 and 2007 due mainly to the obtaining of a new significant customer.

To continue to strengthen our healthcare revenue sources for the future, Optio has focused on the enhancement of our existing products and the introduction of new products to establish a fully integrated electronic health record-enabling solution. In February 2005, Optio introduced version 1.2 of Optio MedEx, which provides improved performance, navigation and search capabilities, new HL7 message support and integration to Optio Print Manager. Also in fiscal year 2006, Optio introduced its new Optio Patient Signature Capture™ solution that enables patients to electronically sign documents using an e-signature tablet. In fiscal 2007, Optio introduced Optio Deficiency Management™ , which allows individuals to electronically view a patient’s chart for completion or mark deficiencies in the chart, and Optio QuickTablet™. which allows physicians to write patient information on a Tablet PC and electronically capture the information into a patient’s chart.

A primary strategy initiated in fiscal 2006 and continuing in 2007 was to strengthen our European revenue sources. This strategy had previously been affected by turnover in our European organization compounded by legal employment constraints in changing the workforce. In 2007, selective replacements of new personnel, including a new Managing Director, contributed to an increase in revenues of $215,000 from our European group.

Total license revenues decreased 22% between the years ended January 31, 2006 and 2007, primarily the result of declining enterprise revenues, in both the United States and Europe, resulting from the decline of the document output management space and longer sales cycles for the print management and imaging solutions. Our healthcare perpetual licenses remained consistent between 2006 and 2007. In 2006, subscription revenue for the entire year totaled $2.2 million. In fiscal 2007, with a minimal amount of additional new subscription contracts, subscription fees increased to $2.4 million.

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

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve at varying percentages of 2% for domestic and 3% for international balances less than 30 days old, to 50% for international accounts more than 90 days old, in its overall allowance for doubtful accounts. Based on historical experience, management believes the Company’s allowance for doubtful accounts is adequate as presented; however, the amount of the reserve could be different under different conditions or using varying assumptions. If the percentage of the general reserve were to increase by 1%, an additional $35,000 reserve would be required. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense included in general and administrative expenses.

Impairment Assessments

Optio adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on February 1, 2002. This standard requires that goodwill no longer be amortized and instead be tested for impairment on a periodic basis.

Pursuant to SFAS 142, Optio is required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. The first stage requires a comparison of the fair value of the reporting unit, in our case, the former VertiSoft business, to its net book value. If the fair value is greater than book value, no impairment is deemed to have occurred. If the fair value is less than book value, then the second stage must be completed to determine the amount, if any, of actual impairment. Optio has selected August 1 as its annual impairment testing date for its goodwill. The Company performed an analysis as of August 1, 2005 and 2006, respectively, comparing the fair value of the reporting units with the carrying value of such reporting units, including goodwill, and determined that no impairment of its goodwill existed. While no impairment charge was determined to be necessary in the current year, the Company’s future assessments could lead management to determine that the goodwill is completely impaired, which would require the Company to record an impairment charge of $2.3 million.

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

Results of Operations

The following table sets forth certain items from Optio’s statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended January 31,
	2005	2006	2007
Revenue:
License fees	36%	34%	27%
Subscription fees	3	7	8
Services, maintenance and other	61	59	65
Total revenue	100	100	100
Costs of revenue:
License fees	2	2	2
Services, maintenance and other	21	22	24
Total costs of revenue	23	24	26
Gross profit	77	76	74
Operating expenses:
Sales and marketing	39	39	36
Research and development	16	17	19
General and administrative	15	15	19
Reversal of valuation reserve on M2 note	—	—	(3)
Depreciation and amortization	2	3	3
Total operating expenses	72	74	74
Income from operations	5	2	—
Interest and other income (expense)	1	1	1
Income before income taxes	6	3	1
Income tax expense	—	—	—
Net income	6%	3%	1%

Revenue

Total revenue decreased 3% to $28.7 million in fiscal 2007 from $29.6 million in fiscal 2006 and increased 4% to $29.6 million in 2006 from $28.4 million in fiscal 2005. The decrease in revenues in 2007 was primarily the result of a decrease in license fees of $2.2 million partially offset by increases in maintenance and other fees of $1.1 million and subscription fees of $0.2 million. The increase in revenues in 2006 was primarily the result of an increase in subscription fees of $1.2 million. Optio added a new revenue source, in the form of subscription fees, as a result of its acquisition of VertiSoft in August 2004. For the year ended January 31, 2005, subscription fees were reflected from the period of August 10, 2004, the date of acquisition, through January 31, 2005. However, subscription fees were reflected for the full year ended January 31, 2006. This fact, coupled with an additional subscription customers, accounted for the $1.2 million increase in subscription fees between fiscal years 2005 and 2006.

License fees revenue decreased 22% to $7.7 million in 2007 from $10.0 million in 2006 and decreased 2% to $10.0 million from $10.2 million in 2005.

Optio’s license revenues from its European operations decreased 20% to $1.6 million in 2007 from $2.0 million in 2006. License revenue declined in each of our European subsidiaries, primarily due to turnover in our sales staff, especially in Germany, and a significant decline in our business through resellers. Optio’s license revenues from its European operations declined 7% to $2.0 million in 2006 from $2.1 million in 2005. Revenue from Optio’s German subsidiary nearly doubled from $480,000 in 2005 to $790,000 in 2006, the result of strong reseller relationships and a single significant new SAP customer. Revenues from both the UK and French subsidiaries declined $400,000 from fiscal 2005 to fiscal 2006, the result of turnover in sales staff and difficulty in replacing employees due to labor law issues.

Domestically, license fee revenues declined to $6.2 million in 2007 from $8.0 in 2006. Direct sales declined to $4.7 million in 2007 from $5.9 million in 2006. License revenues in Optio’s healthcare division remained consistent between 2006 and 2007; however, in Optio’s enterprise division, including our European operations, Optio continues to face pressure in the document output management market in its enterprise industry as ERP vendors begin to offer basic similar functionality and competitors continue to offer lower-cost solutions. In addition, our business process management solutions have not generated revenue as quickly as we anticipated. Sales of Optio’s newer products, including Optio Imaging Solutions, require a longer sales cycle than our traditional output solutions products. Sales through resellers declined to $1.4 million 2007 from $2.1 million in 2006. During fiscal year 2006, Optio entered into several significant reseller transactions while no such transactions existed during fiscal year 2007.

License fees declined slightly to $10.0 million in 2006 from $10.2 million in 2005. License fees from new direct customers increased by $500,000 in 2006. In the prior year, sales of Optio’s products to new customers were somewhat impacted by the ERP industry consolidation, causing delays in decisions and causing sales to new customers to decline by approximately $800,000 from 2004. The impact of the ERP consolidation was somewhat minimized in 2006. In addition, sales of Optio’s Imaging Solution products, introduced in December 2004, continued to increase sales between 2005 and 2006, also increasing the average sale price per deal between these years by 20%.

License fee revenue from existing customers remained consistent between 2006 and 2005. Sales of newly introduced and additional products to existing customers helped to provide an overall increase in Optio’s ERP license revenues. In addition, Optio’s domestic non-healthcare, indirect partner sales remained consistent between 2006 and 2005. Finally, Optio’s healthcare license revenue declined by $500,000 from 2005 to 2006 as Optio continued the transition to a subscription-based licensing model.

Revenue from services, maintenance and other increased 6% to $18.6 million in 2007 from $17.5 million in 2006 and increased 1% to $17.5 million in 2006 from $17.3 million in 2005. Maintenance revenue increased 10% to $13.0 million in 2007 from $11.8 million in 2006 and increased 4% to $11.8 million in

2006 from $11.4 million in 2005. Services revenue decreased 2% to $5.6 million in 2007 from $5.7 million in 2006 and decreased 3% to $5.7 million in 2006 from $5.9 million in 2005. Optio’s maintenance revenue increased in both 2006 and 2007 due to growth in and preservation of the customer base, coupled with slightly increased maintenance rates. The decline in license revenue contributed to the associated decline in services revenue from 2006 to 2007. In 2006, Optio experienced a decline in training revenue, especially in Optio’s healthcare group, a result of the delay in the roll-out of the new version of MedEx, accounting for $150,000 of the decline in services revenue between 2005 and 2006.

Optio added a new revenue source in the form of subscription revenue as a result of the acquisition of VeritSoft in August 2004. For the year ended January 31, 2005, the subscription revenue totaled $930,000. In 2006 and 2007, Optio reflected subscription revenue for the entire year. This, coupled with a minimal amount of additional new subscription contracts recognized, accounted for the $1.2 million increase in subscription fees to $2.2 million in 2006 and the further $0.2 million increase in 2007.

License fee revenue constituted 27%, 34% and 36% of total revenue in 2007, 2006 and 2005, respectively. Subscription fees were new in fiscal year 2005 and represented only 3% of revenue in that year; subscription fees constituted 8% and 7% of total revenue in 2007 and 2006, respectively. Services and other revenue constituted 20%, 19% and 21% of total revenue in 2007, 2006 and 2005, respectively. Maintenance revenue constituted 45% of total revenue in 2007 and 40% in each of the years 2006 and 2005. In 2005, with the introduction of subscription fee revenues, and in 2006 and 2007 with the inclusion of subscription fee revenues for an entire year, license fee revenues and services revenue as a percentage of the total declined. Maintenance revenue, however, increasing 10% and 4% in 2007 and 2006, respectively, increased from 40% of total revenues in 2006 to 45% of total revenues in 2007.

Costs of Revenue

License fees.   Costs of revenue from license fees, which excludes depreciation and amortization shown separately and discussed below, decreased 12% to $678,000 in 2007 from $769,000 in 2006 and increased 18% to $769,000 in 2006 from $650,000 in 2005. Commissions paid to referral agents decreased by $55,000 from 2006 to 2007. Royalties paid to Optio’s OEM partners increased $10,000 in 2007, a result of slightly increased sales of Optio’s newly introduced products which include OEM technology. In 2006, commissions paid to referral agents decreased by $75,000. Royalties paid to Optio’s partners increased $198,000 in 2006 from 2005. Costs of revenue from license fees represented 9% of total license revenue in 2007, 8% in 2006 and 6% in 2005.

Services, Maintenance and Other.   Costs of revenue from services, maintenance and other increased 6% to $6.8 million in 2007 from $6.4 million in 2006 and increased 9% to $6.4 million in 2006 from $5.9 million in 2005. The cost of outsourcers increased $300,000 between 2007 and 2006 as Optio relied more heavily on the use of outsourcers to implement the software. In addition, the cost of internal resources increased slightly due to salary increases. The cost of outsourcers increased by $500,000 between 2006 and 2005.

Costs of revenue from services, maintenance and other represented 37%, 37% and 34% of total services, maintenance and other revenue in 2007, 2006 and 2005, respectively.

Operating Expenses

Sales and Marketing.   Sales and marketing expenses decreased 10% to $10.3 million in 2007 from $11.4 million in 2006 and increased 4% to $11.4 million from $11.0 million in 2005. The decrease in sales and marketing expenses in 2007 resulted primarily from (i) lower commissions and bonuses of approximately $700,000, due to decreased sales and a modification of the compensation plans providing for lower commission rates and (ii) reduced sales personnel during a portion of the year in both the U.S. and Europe. Advertising and marketing expenses between 2006 and 2007 remained consistent. The increase from 2005 to 2006 was the result of a $175,000 increase in domestic sales salaries due to the increase of sales personnel from 36 employees as of January 31, 2005 to 38 employees as of January 31, 2006, (iii) a $253,000 increase in domestic commissions and bonuses, primarily due to the increase in U.S. revenue of approximately $1.5 million between 2005 and 2006, and offset by (iv) a decrease in sales and marketing expenses of $166,000 in Europe due to reducing headcount by two individuals and slightly reduced marketing expenditures.

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

Research and development costs increased $419,000, or 8%, from $5.1 million in 2006 to $5.5 million in 2007. The increase in research and development expenses was primarily the result of additional salaries and benefits. In addition, consulting costs increased by $13,000 over the previous year.

Research and development costs increased $483,000, or 10%, from $4.6 million in 2005 to $5.1 million in 2006. The increase in research and development expenses was primarily the result of $430,000 of additional salaries and $45,000 of additional maintenance expense related to software used in the quality assurance process. While headcount in research and development remained consistent between the years ended January 31, 2005 and 2006, fiscal 2006 included the VertiSoft employees for a full year while fiscal 2005 included the VertiSoft employees only for the period of August 10, 2004 through January 31, 2005. This accounted for additional $430,000 in research and development salaries between the two fiscal years.

Our planned research and development activities for fiscal 2008 are discussed more fully in Part I, Item 1 “Business—Research and Development” of this Annual Report.

General and Administrative.   General and administrative expenses increased 24% to $5.4 million in 2007 from $4.4 million in 2006. The increase in general and administrative expenses is due to (i) $470,000 of compensation expense related to stock options with the adoption of SFAS No. 123R, (ii) an increase of $162,000 in recruiting fees related to sales and accounting staff augmentation, (iii) increased bad debt expense of $107,000, and (iv) increased salaries of approximately $135,000 for additional accounting and administrative staff.

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

Reversal of valuation reserve of M2 note.   In accordance with FAS 114, as amended by FAS 118, when there is a change in the value of the collateral that would indicate the value of the loan has increased (is no longer impaired), the net carrying value of the loan should be adjusted to such valuation. The collateral supporting the M2 Systems note was sold in an arms-length, third party transaction, thereby providing a basis for valuing the collateral based upon market prices which was in excess of the $2.8 million owed to Optio. As a result, the carrying value of the M2 Systems note was effectively written up to its full face value and the impairment charge previously recorded by Optio relating to the M2 Systems note was eliminated. Optio recognized an adjustment to the valuation reserve of $900,000 that was a reduction of the Company’s third quarter operating expenses. The note was paid in full during the year ended January 31, 2007.

Depreciation and Amortization.   Depreciation and amortization increased 6% to $916,000 in 2007 from $861,000 in 2006. The increase was primarily due to Optio’s renegotiation of the lease for Optio’s headquarters in which the landlord contributed $1.0 million towards the improvements of the space. These leasehold improvements, as well as an additional approximate $800,000 purchased directly by Optio, are being depreciated over the term of the new lease or the expected life of the assets, as appropriate. This increase was partly offset by a decrease in amortization expense as intangibles are amortized over the estimated useful life of the asset using the cash flow method, which results in a greater expense in the earlier periods and reduced expense in the later periods. This resulted in a greater expense in periods prior to fiscal year 2007.

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

Interest and Other Income (Expense)

Interest and other income increased 73% to $414,000 in 2007 from $240,000 in 2006 and increased 5% to $240,000 in 2006 from $228,000 in 2005. Optio earned interest income of $431,000 in 2007, $269,000 in 2006 and $187,000 in 2005, primarily from interest on the M2 Systems note receivable. Optio incurred interest expense on its capital leases of $13,000 in 2007, $14,000 in 2006 and $12,000 in 2005.

Income Taxes

The income tax expense of $86,000 in 2007 is primarily the result of tax expense required to record the deferred tax liability associated with a temporary difference between the book and tax treatment of the approximate $2.3 million of goodwill acquired in the Vertisoft acquisition. Such goodwill is deductible for tax purposes over its estimated 15-year useful life, whereas for book purposes it is not amortized but rather evaluated for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Due to the indeterminate reversal period of the underlying cumulative difference for book purposes, the associated deferred tax liability has not been netted against the Company’s deferred tax assets for purposes of estimating its deferred tax valuation allowance at January 31, 2007. Rather the associated deferred tax liability has been recorded at its gross value until such time that the related temporary difference reverses for book purposes, if ever. Optio will continue to record such deferred tax liability associated with this temporary difference in future periods and thus incur income tax expense

The income tax expense of $57,000 in 2006 was also primarily the result of tax expense required to record the deferred tax liability associated with a temporary difference between the book and tax treatment of the goodwill acquired in the Vertisoft acquisition.

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

Liquidity and Capital Resources

At January 31, 2007 and 2006, Optio had $11.9 million and $8.0 million, respectively, of cash and cash equivalents.

The following table sets forth certain selected statements of cash flow information for the periods presented:

	Year Ended January 31,
	2005	2006	2007
Net cash provided by operations	$1,389,000	$2,501,000	$1,878,000
Net cash provided by (used in) investing activities	(493,000)	(152,000)	1,659,000
Net cash provided by (used in) financing activities	(882,000)	245,000	319,000
Net increase in cash and cash equivalents	105,000	2,521,000	3,994,000

Cash provided by operating activities in 2007 was primarily the result of net income of $282,000, plus a $916,000 add-back of non-cash depreciation and amortization expense, a $470,000 add-back of non-cash stock compensation, an increase in the provision for doubtful accounts of $137,000, an increase in the provision for deferred taxes of $65,000, plus overall changes in working capital resulting in a $908,000 inflow of cash, less the deduction of a $900,000 non-cash gain on the reversal of impairment on the M2 Systems note. The major component of such working capital changes was a reduction in accounts receivable of $874,000 due to enhanced collection activities and slightly lower sales. Payments owed to vendors increased by $144,000, notably in EMEA, also benefiting cash provided by operations. Partly offsetting this favorability was a decrease in income taxes payable of $49,000, an increase in spending for prepaids of $38,000, and a decrease in deferred revenue of $29,000.

Cash provided by operating activities in 2006 resulted primarily from net income of $898,000, adjusted for the add-back of depreciation and amortization expense of $861,000, plus changes in working capital which resulted in a $672,000 inflow of cash, for a total of $2.5 million cash provided by operating activities. The major components of the working capital increase were an increase in accounts receivable of $228,000, an increase in prepaid expenses of $323,000, an increase in accounts payable, accrued expenses and income taxes payable of $215,000 and an increase in deferred revenue of $1.0 million. The increase in accounts receivable was primarily the result of the increase in sales in the fourth quarter of 2006 over the fourth quarter of 2005. The increase in prepaid expenses was primarily due to the deposits paid for the Company’s new multi-year lease for its main headquarters, increased deposits required for various marketing tradeshows booth space and for increased prepaid maintenance contracts for the Company’s various software packages used internally. The increase in accounts payable and accrued expenses was primarily the result of increased accrued commissions and bonuses and accrued sales taxes. Finally, the increase in deferred revenue is the result of a $775,000 increase in deferred maintenance revenue and a $200,000 increase in deferred subscription revenue. The increase in deferred maintenance revenue results from an overall increase in the number of customers and an increase in maintenance fees. The increase in deferred subscription revenue is the result of billing an additional month in advance in 2006 over 2005.

Cash provided by operating activities in 2005 resulted primarily from net income of $1.7 million, adjusted for the add-back of depreciation and amortization expense of $613,000, then offset by changes in working capital which resulted in a $964,000 use of cash, for a total of $1.4 million cash provided by operating activities. The major components of the working capital decrease were a decrease in accounts receivable of $738,000 and a decrease in accrued expenses of $1.4 million. The $738,000 decrease in accounts receivable was primarily the result of improved collections procedures achieved through dedicating an employee to the collections effort, resulting in an improvement in Optio’s day’s sales outstanding from 62 as of January 31, 2004 to 56 as of January 31, 2005. Optio’s accrued expenses declined primarily as a result of the pay-out of approximately $600,000 of the Company’s 2004 year-end bonuses and approximately $700,000 of accrued expenses, including severance, assumed in the VertiSoft acquisition.

Cash provided by investing activities in 2007 totaled approximately $1.7 million. Optio received $2.9 million in payments on the receivable from M2 Systems representing payment in full of the note, purchased $1.2 million of property and equipment, of which $422,000 of such assets were acquired under a capital lease, primarily related to the remodeling of Optio’s headquarter’s office space and paid $75,000 in conditional payments related to the purchase of VertiSoft corporation.

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

Cash provided by financing activities in 2007 included receipts of $419,000 from the exercise of stock options partly offset by purchases of treasury stock of $60,000 and payments under capital leases totaling $40,000.

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

Optio’s only material long-term contractual obligations as of January 31, 2007 consisted primarily of obligations under capital and operating leases as indicated below:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$426,000	$96,000	$192,000	$138,000	$—
Operating Lease Obligations	7,924,000	878,000	2,173,000	2,127,000	2,746,000
Obligations Under Employment Contracts	414,000	414,000	—	—	—
Total	$8,764,000	$1,388,000	$2,365,000	$2,265,000	$2,746,000

On April 26, 2007, Optio extended its existing line of credit through April 19, 2008. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of eligible accounts receivable. Currently, Optio has estimated that approximately $1.9 million would be available for borrowings based upon Optio’s historical accounts receivable balance. Accounts receivable, equipment, general intangibles and other assets, as defined in the agreement, collateralize the line of credit. The agreement contains various covenants, including liquidity and earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements and restrictions on the payment of dividends. As of January 31, 2006 and 2007, Optio was in compliance with the required financial ratios. There were no borrowings under the line of credit as of January 31, 2007.

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

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”). The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not expect FASB 159 to have a material impact on the Company’s future results of operations or financial position.

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

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements on page F-1. The supplementary data is included in Part IV, Item 15.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2007, and have concluded that, as of such date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management is responsible for establishing and maintaining adequate internal audit controls over financial reporting, as such term is defined in the Exchange Act, Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2007, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.               OTHER INFORMATION

None.

PART III

The information required by Items 10 (Directors and Executive Officers of the Registrant and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Shareholder matters), 13 (Certain Relationships and Related Transactions and Director Independence) and 14 (Principal Accountant Fees and Services) of Part III is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed not more than 120 days after the fiscal year ended January 31, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May, 2007.

OPTIO SOFTWARE, INC.
By:	/s/ C. WAYNE CAPE
C. Wayne Cape
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. WAYNE CAPE	President and Chief Executive Officer	May 1, 2007
C. Wayne Cape	and Chairman of the Board of Directors (Principal Executive Officer)
/s/ CAROLINE BEMBRY	Chief Financial Officer and	May 1, 2007
Caroline Bembry	Secretary (Principal Financial and Accounting Officer)
/s/ BARRON HUGHES	Director	May 1, 2007
Barron Hughes
/s/ DAVID LEACH	Director	May 1, 2007
David Leach
/s/ RONALD DIENER	Director	May 1, 2007
Ronald Diener
/s/ JAY WOLF	Director	May 1, 2007
Jay Wolf
/s/ JEFFREY ANDERSON	Director	May 1, 2007
Jeffrey Anderson
/s/ JAY TOOLE	Director	May 1, 2007
Jay Toole

Optio Software, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Optio Software, Inc.:

We have audited the accompanying consolidated balance sheets of Optio Software, Inc. (the “Company”) as of January 31, 2006 and 2007 and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2007. We have also audited the financial statement schedule listed in the accompanying Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optio Software, Inc. as of January 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule for each of the three years in the period ended January 31, 2007 presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective February 1, 2006, the Company adopted Statement of Financial Standards No. 123(R), Share-Based Payments.

/s/ BDO SEIDMAN, Llp
Atlanta, Georgia
April 30, 2007

OPTIO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,954,000	$11,948,000
Accounts receivable, less allowance for doubtful accounts of $481,000 and $382,000, respectively	4,811,000	3,903,000
Prepaid expenses and other current assets	720,000	723,000
Notes receivable from related party	5,000	5,000
Current portion of notes receivable from M2	323,000	—
Total current assets	13,813,000	16,579,000
Property and equipment, net	613,000	2,714,000
Notes receivable from M2, net of impairment reserve of $900,000, less current portion	1,720,000	—
Goodwill	1,846,000	2,302,000
Other intangibles, net	1,615,000	1,251,000
Other	91,000	91,000
Total assets	$19,698,000	$22,937,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$922,000	$1,088,000
Accrued expenses	2,218,000	1,755,000
Current portion of capital lease obligations	1,000	78,000
Current portion of lease incentive liability	—	122,000
Deferred revenue	7,373,000	7,439,000
Total current liabilities	10,514,000	10,482,000
Capital lease obligations, less current portion	—	300,000
Lease incentive liability, less current portion	—	806,000
Long-term accrued rent payable	—	526,000
Other long-term liabilities	63,000	103,000
Total liabilities	10,577,000	12,217,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value: 100,000,000 shares authorized; 21,475,826 and 22,461,514 shares issued and outstanding, respectively	52,577,000	53,847,000
Treasury shares, 40,000 shares acquired, at cost	—	(60,000)
Accumulated deficit	(43,533,000)	(43,251,000)
Accumulated other comprehensive income	77,000	184,000
Total shareholders’ equity	9,121,000	10,720,000
Total liabilities and shareholders’ equity	$19,698,000	$22,937,000

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2005	2006	2007
Revenue:
License fees	$10,175,000	$9,958,000	$7,718,000
Subscription fees	930,000	2,165,000	2,353,000
Services, maintenance, and other	17,262,000	17,498,000	18,606,000
	28,367,000	29,621,000	28,677,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	650,000	769,000	678,000
Services, maintenance, and other	5,891,000	6,410,000	6,813,000
	6,541,000	7,179,000	7,491,000
Operating expenses:
Sales and marketing	10,957,000	11,399,000	10,295,000
Research and development	4,616,000	5,099,000	5,518,000
General and administrative	4,120,000	4,368,000	5,403,000
Reversal of valuation reserve on M2 Systems note	—	—	(900,000)
Depreciation and amortization	613,000	861,000	916,000
	20,306,000	21,727,000	21,232,000
Income (loss) from operations	1,520,000	715,000	(46,000)
Other income (expense):
Interest income	187,000	269,000	431,000
Interest expense	(12,000)	(14,000)	(13,000)
Other	53,000	(15,000)	(4,000)
	228,000	240,000	414,000
Income before income taxes	1,748,000	955,000	368,000
Income tax expense	95,000	57,000	86,000
Net income	$1,653,000	$898,000	$282,000
Net income per share—basic	$0.08	$0.04	$0.01
Net income per share—diluted	$0.07	$0.04	$0.01
Weighted average shares outstanding—basic	20,096,877	20,992,877	22,232,347
Weighted average shares outstanding—diluted	23,544,398	24,115,688	24,802,992

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Accumulated Other Comprehensive	Total
	Common	Treasury		Accumulated	Income	Shareholders’
	Shares	Shares	Amount	Deficit	(Loss)	Equity
Balance at January 31, 2004	19,261,144	—	$50,291,000	$(46,084,000)	$80,000	$4,287,000
Comprehensive income, net of tax:
Net income	—		—	1,653,000	—	1,653,000
Foreign currency translation Adjustment	—		—	—	38,000	38,000
Comprehensive income						1,691,000
Issuance of common stock from the exercise of stock options	403,121		279,000	—	—	279,000
Issuance of common stock in connection with the VertiSoft acquisition	1,190,000		1,309,000	—	—	1,309,000
Stock options issued in connection with the VertiSoft acquisition	—		361,000			361,000
Balance at January 31, 2005	20,854,265		52,240,000	(44,431,000)	118,000	7,927,000
Comprehensive income, net of tax:
Net income	—		—	898,000	—	898,000
Foreign currency translation Adjustment	—		—	—	(41,000)	(41,000)
Comprehensive income						857,000
Issuance of common stock from the exercise of stock options	581,561		337,000	—	—	337,000
Balance at January 31, 2006	21,435,826		52,577,000	(43,533,000)	77,000	9,121,000
Comprehensive income, net of tax:
Net income	—		—	282,000	—	282,000
Foreign currency translation Adjustment	—		—	—	107,000	107,000
Comprehensive income						389,000
Treasury shares acquired	(40,000)	40,000	(60,000)			(60,000)
Vertisoft shares released from escrow	310,000	—	381,000	—	—	381,000
Issuance of common stock from the exercise of stock options	755,688		419,000	—	—	419,000
Compensation expense related to stock options			470,000			470,000
Balance at January 31, 2007	22,461,514	40,000	$53,787,000	$(43,251,000)	$184,000	$10,720,000

See accompanying notes to consolidated financial statements.

OPTIO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2005	2006	2007
Operating activities
Net income	$1,653,000	$898,000	$282,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	405,000	446,000	552,000
Amortization of other intangible assets	208,000	415,000	364,000
Noncash stock compensation	—	—	470,000
Provision for doubtful accounts	67,000	30,000	137,000
Gain on reversal of valuation reserve on M2 Systems note	—	—	(900,000)
Loss on sale of property and equipment	—	—	2,000
Deferred income taxes	20,000	40,000	40,000
Change in operating assets and liabilities (exclusive of acquisitions):
Accounts receivable	738,000	(228,000)	874,000
Prepaid expenses and other assets	(89,000)	(323,000)	(8,000)
Accounts payable	(76,000)	9,000	144,000
Accrued expenses	(1,374,000)	194,000	(1,000)
Income taxes payable	3,000	12,000	(49,000)
Deferred revenue	(166,000)	1,008,000	(29,000)
Net cash provided by operating activities	1,389,000	2,501,000	1,878,000
Investing activities
Purchases of property and equipment	(470,000)	(373,000)	(1,209,000)
Payments from M2 Systems note receivable	325,000	318,000	2,943,000
Purchase of VertiSoft, net of cash acquired	(348,000)	(97,000)	(75,000)
Net cash provided by (used in) investing activities	(493,000)	(152,000)	1,659,000
Financing activities
Payments of notes payable and capital lease obligations	(1,161,000)	(92,000)	(40,000)
Proceeds from exercise of stock options	279,000	337,000	419,000
Purchases of treasury stock	—	—	(60,000)
Net cash provided by (used in) financing activities	(882,000)	245,000	319,000
Impact of foreign currency rate fluctuations on cash	91,000	(73,000)	138,000
Net increase in cash and cash equivalents	105,000	2,521,000	3,994,000
Cash and cash equivalents at beginning of year	5,328,000	5,433,000	7,954,000
Cash and cash equivalents at end of year	$5,433,000	$7,954,000	$11,948,000
Supplemental cash flow information:
Cash paid for interest	$14,000	$14,000	$13,000
Net cash paid for income taxes	$63,000	$12,000	$15,000
Acquisition of property and equipment financed with capital leases	$—	$—	$422,000

See accompanying notes to consolidated financial statements

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Description of Business

Optio Software, Inc. and subsidiaries (the “Company” or “Optio” or “Optio Software, Inc.”), provides document automation and electronic health record solutions that enable organizations to achieve  speed, accuracy, functionality and quality in their inbound and outbound documents. The Company’s infrastructure software and services enhance the form, content, distribution and availability of business critical information. The Company markets primarily to companies located principally in the United States and Europe. The industry in which the Company operates is subject to rapid change due to development of new technologies and products.

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

Revenue Recognition

Overview

The Company’s revenue consists of perpetual license fees for the Company’s software products, maintenance fees, consulting services fees and customer training and subscription fees which cover licensing of the Company’s software products and maintenance. The Company generally charges fees for licenses of its software products either based on the number of Central Processing Units (“CPUs”) on which the product is installed or, to a lesser extent, based on the number of persons or hospital beds registered to use the product. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions, and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition.

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

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Subscription fees

The Company also licenses certain of its products in the form of  subscription service contracts, with terms typically ranging from 3 to 5 years. Subscription revenue, which includes a license of the software product, technical support and future unspecified enhancements to the software product, is recognized on a daily basis over the agreement period once the product has been installed. Unlike license fee revenue, subscription service contracts include licenses that are not perpetual in duration.

Services, Maintenance and Other Revenue

Consulting services revenues and customer training revenues are recognized as such services are performed as they are incidental and not essential to the functionality of the software. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related agreement period, generally twelve months. In accordance with Emerging Issues Task Force release 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred, the Company recognizes reimbursable expenses as revenue and as an expense in cost of sales in all periods presented.

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising Costs

Advertising costs are expensed in the period incurred. Total advertising expense amounted to approximately $822,000, $926,000 and $922,000 during the years ended January 31, 2005, 2006 and 2007, respectively.

Shipping Fees and Handling Costs

In accordance with Emerging Issues Task Force 00-10, Accounting for Shipping and Handling Charges, the Company records all shipping fees and handling costs associated with transporting the licensed software to customers as costs of revenue. The revenues associated with customer billings for these charges is reported in services, maintenance and other revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at January 31, 2007 consisted primarily of investments in money market funds. The carrying amounts of the Company’s investments in cash equivalents approximate their fair values due to the short maturities of these instruments.

Property and Equipment

Property and equipment are stated at cost. Depreciation expense is calculated over the estimated useful lives of the related assets (generally three to seven years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Amortization of assets recorded under capital leases is included in depreciation expense. Leasehold improvements are amortized using the straight-line method over the shorter of the terms of the related leases or the respective useful lives of the assets.

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment at January 31, 2006 and 2007 consisted of the following:

	January 31,
	2006	2007
Equipment	$2,605,000	$973,000
Furniture and fixtures	612,000	822,000
Purchased software	1,283,000	972,000
Leasehold improvements	322,000	1,675,000
Capital lease of equipment	—	529,000
	4,822,000	4,971,000
Less accumulated depreciation and amortization	(4,209,000)	(2,257,000)
Net property and equipment	$613,000	$2,714,000

Accrued Expenses

Accrued expenses as of January 31, 2006 and 2007 included the following:

	January 31,
	2006	2007
Accrued commissions and bonuses	$583,000	$418,000
Accrued sales taxes	453,000	332,000
Accrued payroll and payroll related taxes	221,000	178,000
Other	961,000	827,000
Total accrued expenses	$2,218,000	$1,755,000

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

Goodwill and Other Intangible Assets

The Company acquired goodwill and other intangible assets in connection with the acquisition of VertiSoft Corporation (“VertiSoft”) in August 2004. Under the purchase method of accounting pursuant to SFAS 141, Business Combinations, the total purchase price was allocated to the acquired entity’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Any excess of the purchase price over the fair value of the net tangible assets/liabilities and identifiable intangible assets acquired was recorded as goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives resulting from business combinations have not been amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present) while identifiable intangible assets with finite lives are amortized over their estimated useful lives. In the event that the Company’s management determines that the value of goodwill or intangible assets has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has selected August 1 as its annual impairment testing date for its goodwill. For goodwill, the

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The Company performed this analysis as of August 1, 2005 and 2006, respectively, and determined that no impairment of its goodwill existed.

Goodwill and Intangible assets and the related accumulated amortization as of January 31, 2006 and 2007 were as follows:

	January 31,
	2006	2007
Goodwill	$1,846,000	$2,302,000
Intangible Assets:
Customer base	$1,260,000	$1,260,000
Accumulated amortization—customer base	(252,000)	(412,000)
Technology	893,000	893,000
Accumulated amortization—technology	(345,000)	(532,000)
Non-compete	85,000	85,000
Accumulated amortization—non-compete	(26,000)	(43,000)
Intangible assets, net	$1,615,000	$1,251,000

The increase in Goodwill in fiscal year 2007 from fiscal year 2006 is due to the payment of contingent consideration of $456,000 associated with the Vertisoft acquisition described above and as specified in the purchase agreement.

Amortization expense was $208,000, $415,000, and $364,000, for the years ended January 31, 2005, 2006 and 2007, respectively. Expected amortization expense for the next five years is as follows:

Amortization expense:
January 31, 2008	$295,000
January 31, 2009	282,000
January 31, 2010	249,000
January 31, 2011	117,000
January 31, 2012	105,000

As of January 31, 2007, the total unamortized balance of all amortizable intangible assets was $1,251,000.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Such amounts are measured using

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Employee Stock Options

Prior to February 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. As a result, no expense was recognized for options that were granted with an exercise price equal to quoted market price at the date of grant. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which amended SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires measurement of the cost of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective February 1, 2006, the Company has adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the year ended January 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the employees’ requisite service period (typically the options’ vesting period) and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized ratably over the options’ vesting period.

For periods prior to adoption of SFAS No. 123R, companies were required to calculate the estimated fair value of options and could elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company chose to disclose the pro forma effect.

The fair value of the options used for the application of SFAS No. 123R disclosures is estimated at the date of grant using the Black-Scholes option pricing model. In determining the fair value of options using the Black-Scholes option pricing model, various assumptions such as expected life, volatility, risk-free interest rate, dividend yield and forfeiture rates are used. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life using the “simplified method” in accordance with SAB No. 107. Using the Black-Scholes option valuation model, the Company estimates the volatility of our common stock at the date of grant based on the historical volatility of our common stock. Optio bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. Optio has not paid any cash dividends on our common stock in the last ten years and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model. Finally, the Company uses historical data to estimate pre-vesting option forfeitures. Stock-based compensation is recorded for only those awards that are expected to vest. The following weighted-average assumptions were used for the years ended January 31, 2005, 2006 and 2007: risk-free interest rate of 3.96%, 4.3%, and 4.95%, respectively; no dividend yield; volatility of 145%, 136%

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 119%, respectively; a forfeiture rate of 0%, 0% and 19.9%, repsectively; and an expected life of the options of 7.11, 5.55 and 5.33 years, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the service period, which is generally the options’ vesting period. The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option plan for the years ended January 31, 2005 and 2006,  because stock-based employee compensation was not accounted for using the fair value recognition method during that period :

	Year Ended January 31,
	2005	2006
Net income as reported	$1,653,000	$898,000
Add: Compensation cost reported using the intrinsic value method	—	—
Deduct: Compensation cost using the fair value method, net of tax	(395,000)	(511,000)
Pro forma net income	$1,258,000	$387,000
Net income per share as reported—basic	0.08	0.04
Net income per share as reported—diluted	0.07	0.04
Pro forma net income per share—basic	0.06	0.02
Pro forma net income per share—diluted	0.05	0.02

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Note that the above pro forma disclosure was not presented for the year ended January 31, 2007 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period. Implementation of SFAS No. 123R resulted in $470,000 of share-based compensation expense in the year ended January 31, 2007, reflected entirely within the general and administrative line item of the Consolidated  Statement of Operations and Comprehensive Income. No income tax benefit nor any deferred tax asset was recognized during the year ended January 31, 2007 due to the valuation allowance placed on the Company’s deferred tax assets. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing activities.

Non-cash Transactions

Non-cash activities during the year ended January 31, 2005 consisted of certain assets and liabilities assumed with the acquisition of VertiSoft discussed more fully in Note 12.

During the second quarter of the current fiscal year, Optio entered into a capital lease for telephone equipment in the amount of $422,000. In addition, Optio renegotiated the lease for its headquarter’s facilities. As part of the new lease agreement, the landlord contributed $1.0 million towards the improvements of the space. This $1.0 million in leasehold improvements is reflected as a fixed asset, with an offsetting lease incentive liability of $1.0 million, which will reduce future rent expense on a pro rata basis over the continual life of the lease. The lease incentive liability has been recorded on Optio’s consolidated balance sheet. Also during the current fiscal year, 310,000 shares of Optio common stock were released from escrow. These shares related to the purchase of VertiSoft by the Company and had been held in escrow for 18 months to secure the indemnification obligations of the shareholders of VertiSoft.

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”). The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not expect FASB 159 to have a material impact on the Company’s future results of operations or financial position.

Fiscal Year

The Company maintains a fiscal year ending January 31st. References to 2007, 2006 and 2005 represent the years ended January 31, 2007, 2006 and 2005, respectively.

Reclassifications

Certain prior year amounts have been changed to conform with the current year presentation.

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In 2003, the Company executed a Settlement and Release Agreement with M2 Systems covering the remainder of the indemnification claims made by M2 Systems. In exchange for M2 System’s agreement to release the Company from such claims, the Company amended the promissory notes related to the TransLink and Muscato divestiture, calling for a modified payment schedule of a combined note. The modified payment schedule of the combined note required four quarterly installments of $100,000, including interest calculated at the prime rate, up to a maximum rate of 6.75% (5.25% and 6.75% as of January 31, 2005 and 2006, respectively) through January 31, 2004, four quarterly payments of $115,000, including interest, through January 31, 2005, and eleven quarterly payments of $120,000 through October 31, 2007. The balance of the note, plus any additional accrued interest, was to be paid in the quarter ending January 31, 2008, however, the balance was paid in full earlier than scheduled, as described below.

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

On November 6, 2006, Optio received approximately $2,758,000 in cash, representing full repayment of the M2 Systems note receivable, plus accrued interest. Such repayment represents an early retirement of the note, originally due December 1, 2007. As a result, the valuation reserve previously recorded by Optio relating to the M2 Systems’ note was reversed. Optio recognized an adjustment to the valuation reserve of $900,000 that was a reduction of the Company’s operating expenses during the year ended January 31, 2007. In connection with such repayment, Optio released its lien on the assets of M2 systems, its subsidiaries and related entities and the parties executed mutual releases.

4.                 Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

The Company maintains cash and cash equivalents at various financial institutions. Company policy is designed to limit exposure at any one institution. The Company performs periodic evaluations of the

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relative credit standing of those financial institutions that are considered in the Company’s investment strategy. Cash equivalents at January 31, 2007 of $11.9 million represented investments in money market funds.

Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of entities comprising the Company’s customer base; however, the Company generates between 25% and 35% of its domestic revenues from healthcare organizations, with the remainder, including its international revenues, generated by a wide array of industries. In addition, the Company generates portions of its revenues from the end-users of large enterprise resource planning (“ERP”) system vendors such as Oracle Corporation and QAD, Inc. Over 30% of the Company’s domestic license revenues may be generated from the end-users of a single ERP vendor at any given point in time. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables generally are due within 30 days, and management records estimates of expected credit losses. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s best estimate, it believes the Company’s allowance for doubtful accounts is adequate as presented. Historically, the Company has not experienced significant losses related to receivables from groups or customers in any particular industry or geographic area. Bad debt expense for the years ended January 31, 2005, 2006 and 2007 amounted to $67,000, $30,000 and $137,000, respectively. Materially different amounts of bad debt expense and allowance for doubtful accounts could be reported under different conditions or using different assumptions.

Fair Values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and accounts receivable approximate their fair values. The fair value estimates were based on market information available to management as of January 31, 2006 and 2007. The Company does not have financial instruments with off-balance sheet risk. The Company’s financial instruments consist primarily of accounts receivable, accounts payable, and accrued expenses. The carrying amounts of these instruments approximate their fair value because of the short-term maturity of such instruments.

5.                 Capital Leases and Lines of Credit

The Company leases telecommunications and computer equipment under capital leases. Assets under capital leases included in property and equipment are as follows:

	January 31,
	2006	2007
Equipment	$404,000	$529,000
Less accumulated amortization	(402,000)	(51,000)
	$2,000	$478,000

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under capital leases consist of the following at January 31, 2007:

2008	$96,000
2009	96,000
2010	96,000
2011	96,000
2012	42,000
Total minimum lease payments	426,000
Less amounts representing interest	(48,000)
Present value of net minimum lease payments	378,000
Less current portion	(78,000)
$300,000

For the years ended January 31, 2005, 2006 and 2007, the Company had a bank line of credit of up to $4.0 million. The line of credit expired on April 21, 2007 and bears interest at the prime rate (8.25% at January 31, 2007), subject to increase based on the Company’s performance relative to certain financial ratios. Subsequently, on April 26, 2007, Optio extended the line of credit through April 19, 2008. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of accounts receivable. The Company has estimated that approximately $1.9 million would be available for borrowings based upon the Company’s historical accounts receivable balance. Accounts receivable, equipment, general intangibles and other assets as defined in the agreement collateralize the line of credit. The agreement contains various covenants, including liquidity and EBITDA requirements and restrictions on dividends. As of January 31, 2006 and 2007, Optio was in compliance with the required financial ratios; however, in March 2005, Optio was in violation of the required financial covenants and was in default on the line of credit. The bank issued a waiver of non-compliance on April 22, 2005. There were no borrowings under the line of credit as of January 31, 2006 and 2007.

6.                 Operating Leases

The Company leases office space and equipment under operating leases. Rent expense under the Company’s operating leases was approximately $1,443,000, $1,559,000 and $1,201,000 during the years ended January 31, 2005, 2006, and 2007, respectively.

Future minimum lease payments under noncancellable operating leases, with initial terms of at least one year at the time of inception, are as follows at January 31, 2007:

2008	$878,000
2009	1,118,000
2010	1,055,000
2011	1,067,000
2012	1,060,000
Thereafter	2,746,000
$7,924,000

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                 Income Taxes

The provisions for income taxes are summarized below:

	Year Ended January 31,
	2005	2006	2007
Current:
Federal	$41,000	$—	$30,000
State	22,000	12,000	15,000
Foreign	12,000	5,000	1,000
	75,000	17,000	46,000
Deferred:
Federal	16,000	32,000	32,000
State	4,000	8,000	8,000
	20,000	40,000	40,000
Total	$95,000	$57,000	$86,000

Pre-tax income (loss) attributable to foreign and domestic operations is summarized below:

	Year Ended January 31,
	2005	2006	2007
U.S. operations	$2,132,000	$1,214,000	$724,000
French operations	(379,000)	(263,000)	293,000
German operations	(73,000)	24,000	290,000
U.K. operations	68,000	(20,000)	(939,000)
	$1,748,000	$955,000	$368,000

A reconciliation of the provision for income taxes to the statutory federal income tax rate is as follows:

	Year Ended January 31,
	2005	2006	2007
Statutory rate of 34% applied to pre-tax income	$595,000	$325,000	$125,000
State income taxes, net of Federal tax effect	17,000	12,000	10,000
Research and development tax credits	(351,000)	(45,000)	—
Meals and entertainment expense	20,000	17,000	23,000
Expiration of capital loss carryforwards	—	—	6,115,000
Change in valuation allowance	(186,000)	(252,000)	(6,187,000)
	$95,000	$57,000	$86,000

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2006	2007
Deferred income tax assets:
Goodwill amortization	$305,000	$452,000
Depreciation	31,000	99,000
Net operating loss carryforwards	8,240,000	8,100,000
Capital loss carryforwards	6,115,000	—
Payroll related and other accruals	134,000	47,000
Allowance for doubtful accounts	476,000	149,000
Research and development credits	996,000	854,000
Reserve for ec-Hub	533,000	544,000
Share based compensation	—	193,000
Other, net	146,000	351,000
Valuation allowance	(16,976,000)	(10,789,000)
Total deferred income tax assets	—	—
Deferred income tax liabilities:
Goodwill amortization	(60,000)	(100,000)
Total deferred income tax liabilities	(60,000)	(100,000)
Net deferred tax liability	$(60,000)	$(100,000)

At January 31, 2007, the Company has recorded a $100,000 deferred tax liability associated with a temporary difference between the book and tax treatment of the approximate $2.3 million of goodwill acquired in the Vertisoft acquisition. Such goodwill is deductible for tax purposes over a 15-year period, whereas for book purposes it is not amortized but rather evaluated for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Due to the indeterminate reversal period of the underlying cumulative difference for book purposes, the associated deferred tax liability has not been netted against the Company’s deferred tax assets for purposes of estimating its deferred tax valuation allowance at January 31, 2007. Rather, the associated deferred tax liability has been recorded at its gross value until such time that the related temporary difference reverses for book purposes, if ever. This amount is included in other long-term liabilities at January 31, 2007.

For financial reporting purposes, at January 31, 2006 and 2007, a valuation allowance has been recognized to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of the deferred tax assets because management’s evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of the future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

The Company has approximately $31.7 million of net operating loss carryforwards and $854,000 of research and development credit carryforwards for federal income tax purposes that expire in various years through 2025 and 2026, respectively. Prior capital loss carryforwards of $15.2 million expired in 2006. In addition, at January 31, 2007 the Company had net operating loss carryforwards of approximately $3.5 million resulting from its European operations. For financial reporting purposes, a valuation allowance has

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been established to offset the deferred tax assets related to these carryforwards. The net operating loss carryforwards may be subject to certain limitations in the event of a change of ownership of the Company.

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

On October 15, 1999, the Company adopted a Directors’ Stock Option Plan (the “Directors’ Plan”) for directors of the Company who are not officers or employees of the Company. The Directors’ Plan provides for issuance of options to purchase the Company’s common stock at an exercise price equal to fair market value on the date of grant and expire 10 years after issuance. The options are fully vested as of the date of issuance.

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding options at January 31, 2004	6,705,533	$0.89
Options granted	956,832	$1.19
Options exercised	(403,121)	$1.31
Options canceled/forfeited	(219,852)	$1.95
Outstanding options at January 31, 2005	7,039,392	$0.91
Options granted	670,379	$1.12
Options exercised	(581,561)	$0.51
Options canceled/forfeited	(254,158)	$1.82
Outstanding options at January 31, 2006	6,874,052	$0.93
Options granted	899,740	$1.39
Options exercised	(755,688)	$0.55
Options canceled/forfeited	(491,727)	$1.38
Outstanding options at January 31, 2007	6,526,377	$1.01	7.18	$5,140,270
Exercisable options at January 31, 2005	5,399,559	$0.91
Exercisable options at January 31, 2006	5,397,020	$0.90
Vested and expected to vest at January 31, 2007	6,006,354	$0.98	7.05	$4,969,900
Exercisable options at January 31, 2007	5,138,468	$0.94	6.79	$4,666,571

The following table summarizes information concerning options outstanding and exercisable as of January 31, 2007:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.002 - $ 0.10	1,214,900	N/A	$0.03	1,214,900	$0.03
$ 0.24 - $ 0.50	108,633	5.28	$0.29	107,863	$0.29
$ 0.51 - $ 0.78	364,510	6.10	$0.73	289,110	$0.73
$ 0.79 - $ 0.80	2,539,955	1.02	$0.80	2,539,955	$0.80
$ 0.81 - $ 1.25	905,152	7.88	$1.11	477,439	$1.11
$ 1.26 - $ 2.00	1,281,647	8.00	$1.43	397,621	$1.52
$ 2.01 - $10.00	64,175	3.12	$9.40	64,175	$9.40
$10.01 - $16.00	47,405	1.93	$15.90	47,405	$15.90
	6,526,377	7.18	$1.01	5,138,468	$0.94

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other information pertaining to option activity during the years ended January 31, 2007 and 2006 was as follows:

	2007	2006	2005
Weighted average grant date fair value of stock options granted	$1.19	$1.14	$1.15
Total fair value of stock options vested	$323,599	$436,749	$459,789
Total intrinsic value of stock options exercised	$569,878	$278,066	$277,496

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). We have elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

As of January 31, 2007, the Company has reserved 11,029,889 shares of common stock for issuance upon exercise of stock options under the Plan, 1,088,900 shares of common stock for issuance upon exercise of stock options outside of the Plan and 230,000 shares of common stock for issuance upon exercise of stock options under the Directors’ Plan.

9.                 Employee Benefit Plan

The Company has a combined profit sharing and 401(k) plan (the “401K Plan”) that covers substantially all employees meeting specified age and length-of-service requirements. The Company may make a discretionary matching contribution each year. The Company recognized expense related to the 401K Plan of approximately $45,000, $129,000 and $120,000 during the years ended January 31, 2005, 2006 and 2007, respectively.

10.   Related Party Transactions

The Company had a note receivable from a shareholder for general personal purposes of $5,000 at both January 31, 2006 and 2007.

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

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.          Income Per Share

Income per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income per share:

	Year ended January 31,
	2005	2006	2007
Net income	$1,653,000	$898,000	$282,000
Weighted average shares outstanding—basic	20,096,877	20,992,877	22,232,347
Effect of dilutive stock options	3,299,297	2,812,811	2,570,645
Effect of VertiSoft shares held in escrow	148,224	310,000	—
Weighted average shares outstanding—diluted	23,544,398	24,115,688	24,802,992
Income per share—basic	$0.08	$0.04	$0.01
Income per share—diluted	$0.07	$0.04	$0.01
Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	685,141	990,190	799,177

12.          Acquisition of VertiSoft Corporation

On August 10, 2004, the Company consummated the merger of VertiSoft, a privately held Georgia corporation, and Optio Software II, Inc., a wholly owned subsidiary of the Company, whereby VertiSoft became the surviving wholly owned subsidiary of the Company. Subsequently, on September 15, 2004, VertiSoft was merged with and into the Company, with the Company remaining the surviving corporation. The consideration given for all the common stock of VertiSoft included $348,000 in cash, the issuance of 1.5 million shares of Optio common stock, of which 310,000 shares were held in escrow for a period of 18 months to secure the indemnification obligations of the shareholders of VertiSoft, the issuance of options to purchase 340,000 shares of common stock of the Company to certain former VertiSoft executives and employees, and conditional cash payments of up to $225,000 to be paid out in various installments over a two year period, contingent upon the achievement of certain customer retention and product development goals which are included in goodwill when the uncertainties associated with its contingencies are recorded. Two payments of $75,000 each were paid in August  2005 and May 2006, for total contingent consideration of $150,000 and $75,000 of additional contingent consideration to be paid was not earned. The cash component of the consideration given was paid from funds generated from the on-going operations of the Company. The purchase price is as follows:

Cash paid	$348,000
Cash paid in contingent payment	150,000
Common stock issued (1,500,000 shares)	1,690,000
Stock options issued	361,000
Acquisition costs	339,000
$2,888,000

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The value of the common stock issued above was based on the market price of the Company’s common stock on the date of issuance. The 310,000 shares held in escrow were released to the VertiSoft shareholders in February 2006, and the value of the shares based on the market value of the Company’s common stock on that date was added to goodwill.

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

The results of operations of VertiSoft have been included in the Company’s consolidated condensed financial statements from the date of the acquisition, August 10, 2004. The following unaudited pro forma financial information presents the combined results of operations of VertiSoft and Optio as though the acquisition had occurred at the beginning of the period presented. The pro forma financial information does not necessarily represent the results of operations that would have occurred had VertiSoft and Optio been a single company during the period presented, nor does the Company believe that the pro forma financial information presented is necessarily representative of future operating results.

Year Ended January 31, 2005
Revenue	$29,530,000
Net income	$1,711,000
Net income per share—basic	$0.08
Net income per share—diluted	$0.07
Weighted average shares outstanding—basic	20,717,888
Weighted average shares outstanding—diluted	24,327,185

VertiSoft provides document management solutions designed to streamline information access and distribution for physicians and clinical, medical records and financial services staff through a single interface or Composite Patient View™. Its patented electronic document management system,

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information as of and for the years ended January 31, 2005, 2006 and 2007 is summarized below.

Year ended January 31, 2005	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$8,050,000	$2,125,000	$10,175,000	$—	$10,175,000
Subscription fees	894,000	36,000	930,000	—	930,000
Services, maintenance and other	14,467,000	2,795,000	17,262,000	—	17,262,000
Intersegment revenue	447,000	202,000	649,000	(649,000)	—
Total revenue	23,858,000	5,158,000	29,016,000	(649,000)	28,367,000
Interest income	182,000	5,000	187,000	—	187,000
Interest expense	12,000	—	12,000	—	12,000
Depreciation and amortization	596,000	17,000	613,000	—	613,000
Income tax expense	83,000	12,000	95,000	—	95,000
Segment income (loss) before income taxes	2,132,000	(384,000)	1,748,000	—	1,748,000
Segment net income (loss)	2,049,000	(396,000)	1,653,000	—	1,653,000
Goodwill	1,454,000	294,000	1,748,000	—	1,748,000
Total segment assets	16,892,000	3,690,000	20,582,000	(3,087,000)	17,495,000
Expenditures for long-lived assets	773,000	45,000	818,000	—	818,000

Year ended January 31, 2006	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$7,993,000	$1,965,000	$9,958,000	$—	$9,958,000
Subscription fees	2,125,000	40,000	2,165,000	—	2,165,000
Services, maintenance and other	14,795,000	2,703,000	17,498,000	—	17,498,000
Intersegment revenue	351,000	120,000	471,000	(471,000)	—
Total revenue	25,264,000	4,828,000	30,092,000	(471,000)	29,621,000
Interest income	269,000	—	269,000	—	269,000
Interest expense	14,000	—	14,000	—	14,000
Depreciation and amortization	824,000	37,000	861,000	—	861,000
Income tax expense	52,000	5,000	57,000	—	57,000
Segment income (loss) before income taxes	1,214,000	(259,000)	955,000	—	955,000
Segment net income (loss)	1,162,000	(264,000)	898,000	—	898,000
Goodwill	1,552,000	294,000	1,846,000	—	1,846,000
Total segment assets	19,333,000	3,788,000	23,121,000	(3,423,000)	19,698,000
Expenditures for long-lived assets	407,000	63,000	470,000	—	470,000

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ended January 31, 2007	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$6,153,000	$1,565,000	$7,718,000	$—	$7,718,000
Subscription fees	2,312,000	41,000	2,353,000	—	2,353,000
Services, maintenance and other	15,289,000	3,317,000	18,606,000	—	18,606,000
Intersegment revenue	395,000	90,000	485,000	(485,000)	—
Total revenue	24,149,000	5,013,000	29,162,000	(485,000)	28,677,000
Interest income	431,000	—	431,000	—	431,000
Interest expense	13,000	—	13,000	—	13,000
Depreciation and amortization	875,000	41,000	916,000	—	916,000
Income tax expense	85,000	1,000	86,000	—	86,000
Segment income (loss) before income taxes	724,000	(356,000)	368,000	—	368,000
Segment net income (loss)	639,000	(357,000)	282,000	—	282,000
Goodwill	2,008,000	294,000	2,302,000	—	2,302,000
Total segment assets	22,438,000	4,187,000	26,625,000	(3,688,000)	22,937,000
Expenditures for long-lived assets	1,526,000	180,000	1,706,000	—	1,706,000

14.          Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly results for the years ended January 31, 2006 and 2007 were as follows (in thousands, except per share data):

For the year ended January 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$6,916	$7,379	$7,080	$8,246
Cost of revenue, exclusive of depreciation and amortization	1,797	1,736	1,796	1,850
Income (loss) before interest and taxes	(125)	209	(38)	669
Net income (loss)	(90)	244	6	738
Net income per share—basic	$0.00	$0.01	$0.00	$0.03
Net income per share—diluted	$0.00	$0.01	$0.00	$0.03

For the year ended January 31, 2007	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter
Revenue	$6,862	$6,768	$7,574	$7,473
Cost of revenue, exclusive of depreciation and amortization	1,809	1,790	1,942	1,950
Income (loss) before interest and taxes	(38)	(414)	1,107	(288)
Net income (loss)	(54)	(450)	1,088	(303)
Net income (loss) per share—basic	$0.00	$(0.02)	$0.05	$(0.01)
Net income (loss) per share—diluted	$0.00	$(0.02)	$0.04	$(0.01)

(1)          Includes the adjustment of $900,000 for reversal of the valuation reserve on M2 Systems note which reduced third quarter operating expenses.

15.          Share Repurchase Plan

On January 5, 2007, Optio announced a share repurchase plan under which we could repurchase up to $2.0 million of our common stock over a twelve-month period. During fiscal 2007, we purchased a total of

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

40,000 shares at an average purchase price of $1.50 per share, or approximately $60,000 in the aggregate. The repurchased shares were held and not cancelled. As of January 31, 2007, the dollar value of shares that remained available for repurchase under this program was approximately $1,940,000. The repurchases for the fiscal year ended January 31, 2007 are reflected in the following table:

			Total Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased As	of Shares That May Yet
	Of Shares	Paid Per	Part of Publicly	Be Repurchased Under
Period	Purchased	Share	Announced Plan	The Program
1/1/2007 – 1/31/2007(1)	40,000	$1.50	40,000	$1,940,000

(1)          Last repurchase date was January 31, 2007.

16.          Contingencies

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in the Company’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000. The lawsuit also seeks class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), by all named defendants, (ii) Section 12(a)(2) of the Securities Act by the underwriter defendants, (iii) Section 15 of the Securities Act by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. The completion of the settlement is subject to a number of conditions, including Court approval. The Court preliminarily approved the settlement on February 15, 2005, subject to certain modifications which are currently pending approval by the defendants. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action. Optio may still have yet undetermined exposure to the underwriters pursuant to indemnification provisions in the underwriting agreement entered into at the time of the initial public offering. Under the guaranty, all of the insurers for all the issuers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all of the pending cases. A settlement fairness hearing was held on April 24, 2006, however no ruling has been issued yet by the Court. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. On December 5, 2006, the United States Court of Appeals for

OPTIO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Second Circuit overturned the District Court’s certification of the class of plantiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plantiffs filed a Petition for Rehearing and Rehearing En Banc with the Second circuit on January 5, 2007 in response to the Second Circuit’s decision. The Petition for Rehearing and Rehearing En Banc was denied on April 6, 2007. Plaintiffs have informed the District Court that they would like to be heard as to whether the settlement may still be approved even though the Petition for Rehearing was denied. The District Court indicated that it would defer consideration of final approval of the settlement pending plantiffs’ request for further appellate review. The disposition of this matter is limited to Optio’s $300,000 corporate insurance deductible. The Company has completed payment of the insurance deductible through payment of legal fees. Optio will have no additional exposure unless the insurance companies become insolvent or unless Optio’s liability exceeds its policy limits through this matter or other matters. Optio’s insurance companies currently have an A or AA rating. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s consolidated financial statements.

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

Optio Software, Inc.

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Deductions	Balance at End of Period(a)
Year ended January 31, 2005 Allowance for doubtful accounts	$1,479,000	$67,000	$(137,000)	$1,409,000
Year ended January 31, 2006 Allowance for doubtful accounts	$1,409,000	$30,000	$(58,000)	$1,381,000
Year ended January 31, 2007 Allowance for doubtful accounts	$1,381,000	$(763,000)	$(236,000)	$382,000

(a)           Includes a combination of the allowance for doubtful accounts and the impairment reserve reversal in 2007 of $900,000 related to the note receivable from M2 Systems.

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

2.4

Amendment No. 1 to Agreement and Plan of Reorganization, dated as of August 1, 2005, by and among Optio Software, Inc., Optio Software II, Inc., by Optio as a successor-in-interest, VertiSoft Corporation, by Optio as a successor-in-interest, and Donald H. French, on behalf of himself on behalf of all the Other Shareholders (incorporated by reference to Exhibit 2.1 to Form 10-Q filed December 15, 2005).

2.5

Amendment No. 2 to Agreement and Plan of Reorganization, by and among Optio Software, Inc., Optio Software II, Inc., VertiSoft Corporation and Shareholders of Vertisoft Corporation, dated May 19, 2006 (incorporated by reference to Exhibit 2.1 to Form 10-Q filed June, 14,2006).

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

10.10	M2 Systems Corporation $3,250,000 Non-Negotiable Promissory Note (incorporated by reference to Exhibit 10.3 to Form 10-Q filed December 14, 2001).
10.11	M2 Systems Corporation $750,000 Non-Negotiable Promissory Note (incorporated by reference to Exhibit 10.4 to Form 10-Q filed December 14, 2001).
10.12	M2 Systems Corporation $3,640,000 Amended, Restated and Consolidated Promissory Note (incorporated by reference to Exhibit 10.22 to Form 10-K filed May 1, 2003).
10.13	Amended and Restated Loan and Security Agreement, dated April 26, 2007, by and between Silicon Valley Bank and Optio Software, Inc.
10.14	Consulting Agreement, dated as of March 17, 2003, by and between Steven E. Kaye and Optio Software, Inc. (incorporated by reference to Exhibit 10.27 to Form 10-K filed May 1, 2003).
10.15	Letter Agreement, dated December 21, 2004 between Optio Software, Inc. and Caroline Bembry (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 27, 2004)
10.16	Letter Agreement, dated December 23, 2004 between Optio Software, Inc. and Paul O’Callaghan (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 27, 2004)
10.17	Letter Agreement, dated December 21, 2004 between Optio Software, Inc. and Terry Kraft (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 27, 2004)
10.18	Letter Agreement, dated December 27, 2004 between Optio Software, Inc. and Daryl Hatton (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 27, 2004)
10.19	Letter Agreement, dated December 27, 2004 between Optio Software, Inc. and Steve Kaye (incorporated by reference to Exhibit 10.5 to Form 8-K filed December 27, 2004)
10.20	Employment Agreement by and between Optio Software, Inc. and C. Wayne Cape, dated as of August 1, 2003 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed September 15, 2003).
10.21	Employment Agreement, dated as of August 10, 2004, by and between Optio Software, Inc. and Donald H. French (incorporated by reference to Exhibit 2.2 to Form 8-K filed August 13, 2004).
10.22	Letter Agreement dated June 23, 2006 between Optio Software, Inc. and Chris Beecroft (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 27, 2006).
10.23	Letter Agreement dated June 23, 2006 between Optio Software, Inc. and Michael McGuire (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 27, 2006).
21.1	List of Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.