Form 10-Q
period 2007-04-30
OPTIO SOFTWARE INC
filed 2007-06-14
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒

There were 22,373,694 shares of the Registrant’s common stock outstanding as of June 11, 2007.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended April 30, 2007

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended April 30, 2007 contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management.  These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“we”, “us”, “our”, the “Company” or “Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, integration of acquired entities, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “plan,” “could,” “should,” “will,” and similar language. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Form 10-Q.  Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable, fluctuations in operating results, failure to integrate new products and newly acquired companies, diversion of management resources relating to acquisitions, reduction in cash reserves relating to acquisitions or the share repurchase program, challenges relating to acquisitions and the possibility that this may cause Optio to no longer be profitable, the negative effect on Optio’s earnings relating to the amortization or potential write-down of acquired assets or goodwill, failure  to retain the business relationships with existing customers from acquisitions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability to develop new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in Item 1A of Optio’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (the “2007 Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on May 1, 2007. You should carefully review the risk factors in the 2007 Annual Report and any additional risks described in other documents that Optio files from time to time with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2007	April 30, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,948,000	$11,205,000
Accounts receivable, net	3,903,000	3,620,000
Prepaid expenses and other current assets	723,000	1,004,000
Notes receivable from related party	5,000	5,000
Total current assets	16,579,000	15,834,000
Property and equipment, net	2,714,000	2,672,000
Other assets:
Goodwill	2,302,000	2,302,000
Other intangible assets, net	1,250,000	1,172,000
Other	92,000	89,000
Total assets	$22,937,000	$22,069,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,088,000	$1,239,000
Accrued expenses	1,755,000	1,651,000
Current portion of lease incentive liability	122,000	122,000
Current portion of capital lease obligations	78,000	65,000
Deferred revenue	7,439,000	7,547,000
Total current liabilities	10,482,000	10,624,000

Long-term portion of lease incentive liability	806,000	775,000
Long-term portion of capital lease obligations	300,000	300,000
Long-term accrued rent payable	526,000	676,000
Other long-term liabilities	103,000	125,000
Total liabilities	12,217,000	12,500,000
Commitments and contingencies
Shareholders’ equity:
Common stock	53,787,000	53,722,000
Accumulated deficit	(43,251,000)	(44,421,000)
Accumulated other comprehensive income	184,000	268,000
Total shareholders’ equity	10,720,000	9,569,000
Total liabilities and shareholders’ equity	$22,937,000	$22,069,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended April 30,
	2006	2007
Revenue:
License fees	$1,898,000	$1,283,000
Subscription fees	555,000	610,000
Services, maintenance, and other	4,409,000	4,374,000
	6,862,000	6,267,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	132,000	102,000
Services, maintenance, and other	1,677,000	1,671,000
	1,809,000	1,773,000
	5,053,000	4,494,000
Operating expenses:
Sales and marketing	2,539,000	2,831,000
Research and development	1,322,000	1,429,000
General and administrative	1,142,000	1,223,000
Depreciation and amortization	184,000	263,000
	5,187,000	5,746,000
Loss from operations	(134,000)	(1,252,000)
Other income (expense):
Interest income	96,000	116,000
Interest expense	(1,000)	(4,000)
Other	1,000	(1,000)
	96,000	111,000

Loss before income taxes	(38,000)	(1,141,000)
Income tax expense	16,000	29,000
Net loss	$(54,000)	$(1,170,000)
Net loss per share – basic and diluted	$(0.00)	$(0.05)
Weighted average common shares outstanding – basic and diluted	21,842,663	22,515,695
Comprehensive income (loss):
Net loss	$(54,000)	$(1,170,000)
Foreign currency translation adjustment	47,000	84,000
Comprehensive loss	$(7,000)	$(1,086,000)

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

					Accumulated
	Common Stock				Other	Total
	Common	Treasury		Accumulated	Comprehensive	Shareholder’s
	Shares	Shares	Amount	Deficit	Income	Equity

Balance at February 1, 2007	22,461,514	40,000	$53,787,000	$(43,251,000)	$184,000	$10,720,000
Comprehensive loss, net of tax:
Net loss	—	—	—	(1,170,000)	—	(1,170,000)
Foreign currency translation adjustment	—	—	—	—	84,000	84,000
Comprehensive loss						(1,086,000)
Treasury shares acquired	(92,500)	92,500	(139,000)			(139,000)
Exercise of stock options	61,500		8,000	—	—	8,000
Compensation expense related to stock options	—	—	66,000	—	—	66,000
Balance at April 30, 2007	22,430,514	132,500	$53,722,000	$(44,421,000)	$268,000	$9,569,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended April 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(54,000)	$(1,170,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	87,000	185,000
Amortization of intangibles	97,000	78,000
Non-cash stock compensation	81,000	66,000
Loss on disposal of assets	2,000	10,000
Provision for doubtful accounts	—	(67,000)
Deferred income taxes	10,000	10,000
Changes in operating assets and liabilities:
Accounts receivable	1,026,000	438,000
Prepaid expenses and other assets	(264,000)	(262,000)
Accounts payable	(9,000)	127,000
Accrued expenses	(692,000)	3,000
Income taxes payable	(46,000)	(14,000)
Deferred revenue	(53,000)	26,000
Net cash provided by (used in) operating activities	185,000	(570,000)

Cash flows from investing activities:
Purchases of property and equipment	(171,000)	(139,000)
Repayment of note receivable from M2 Systems	76,000	—
Net cash used in investing activities	(95,000)	(139,000)

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(1,000)	(13,000)
Proceeds from exercise of stock options	186,000	8,000
Purchases of treasury stock	—	(139,000)
Net cash provided by (used in) financing activities	185,000	(144,000)

Impact of foreign currency rate fluctuations on cash	68,000	110,000
Net increase (decrease) in cash and cash equivalents	343,000	(743,000)

Cash and cash equivalents at beginning of period	7,954,000	11,948,000
Cash and cash equivalents at end of period	$8,297,000	$11,205,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$—	$3,000
Income taxes paid	$6,000	$8,000

See accompanying notes.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)

1. Description of Business

Optio Software, Inc. (“we,” “us,” “our,” the “Company” or “Optio”), provides document automation and electronic health record solutions that enable organizations to achieve speed, accuracy, functionality and quality in their inbound and outbound documents. The Company’s infrastructure software and services enhance the form, content, distribution and availability of business critical information. The Company markets primarily to companies located principally in the United States and Europe.  The industry in which the Company operates is subject to rapid change due to development of new technologies and products.

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 (the “2007 Annual Report”), filed with the Securities and Exchange Commission on May 1, 2007. Results of operations for the three months ended April 30, 2007 are not necessarily indicative of the results for the year ending January 31, 2008.

Share-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which requires measurement of the cost of share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Effective February 1, 2006, the Company has adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized for periods subsequent to February 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the employees’ service period (typically the options’ vesting period) and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized ratably over the options’ vesting period.

The fair value of the options used for the application of SFAS No. 123R disclosures is estimated at the date of grant using the Black - Scholes option pricing model. In determining the fair value of options using the Black-Scholes option pricing model, various assumptions such as expected life, volatility, risk-free interest rate, dividend yield and forfeiture rates are used.  The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Using the Black-Scholes option valuation model, the Company estimates the volatility of our common stock at the date of grant based on the historical volatility of our common stock. Optio bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. Optio has not paid any cash dividends on our common stock in the last ten years and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model. Finally, the Company uses historical data to estimate pre-vesting option forfeitures. Stock-based compensation is recorded for only those awards that are expected to vest. The following weighted-average assumptions were used for the three months ended April 30, 2006 and 2007, respectively: risk-free interest rate of 4.7% and 4.59%; no dividend yield; volatility of 133% and 116%; a forfeiture rate of 20.99% and 23.2%; and an expected life of the options of 5.23 and 5.2 years.

A summary of stock option activity for the three months ended April 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding options at February 1, 2007	6,526,377	$1.01
Options granted	45,000	$1.39
Options exercised	(61,500)	$0.13
Options canceled/forfeited	(49,287)	$6.80
Outstanding options at April 30, 2007	6,460,590	$0.97	6.79	$3,322,089
Exercisable options at April 30, 2007	5,129,947	$0.90	6.37	$3,187,576

Other information pertaining to option activity during the three months ended April 30, 2007 and 2006 was as follows:

	2007	2006

Weighted average grant date fair value of stock options granted	$1.16	$1.18
Total fair value of stock options vested	$32,807	$95,736
Total intrinsic value of stock options exercised	$100,163	$454,494

The following table summarizes information concerning options outstanding and exercisable as of April 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ 0.002 - $0.10	1,164,900	N/A	$0.036	1,164,900	$0.04
$ 0.10 - $0.78	458,040	5.73	$0.64	382,640	$0.62
$ 0.80 - $0.80	2,535,555	0.78	$0.80	2,535,555	$0.80
$ 0.88 - $1.09	49,180	7.96	$0.99	37,221	$0.98
$ 1.10 - $1.10	715,500	7.36	$1.10	380,252	$1.10
$ 1.12 - $1.31	663,752	8.61	$1.29	221,563	$1.28
$ 1.32 - $1.50	692,280	7.77	$1.46	231,433	$1.45
$ 1.61 - $10.00	152,497	4.61	$5.01	147,497	$5.13
$12.50 - $12.50	1,300	2.93	$12.50	1,300	$12.50
$16.00 - $16.00	27,586	2.76	$16.00	27,586	$16.00
	6,460,590	6.79	$0.97	5,129,947	$0.90

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

As of April 30, 2007, the gross carrying amount and the accumulated amortization by major intangible asset class is as follows:

Intangible Asset	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11.5 years	$1,260,000	$451,000	$809,000
Technology	3 months – 5 years	893,000	568,000	325,000
Non-compete agreement	5 years	85,000	47,000	38,000

Non-Cash Transactions

During the second quarter of the prior fiscal year, Optio renegotiated the lease for its headquarter facilities. As part of the new lease agreement, the landlord contributed $1.0 million towards the improvements of the space. This $1.0 million in leasehold improvements was reflected as a fixed asset with an offsetting lease incentive liability of $1.0 million, which will reduce future rent expense, and was recorded as a liability on Optio’s condensed consolidated balance sheet.  The liability has been amortized to a current balance of $897,000 as of April 30, 2007.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. FIN 48 is effective for fiscal years beginning after December 15, 2006 and must be applied to all open tax positions upon initial adoption. Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to tax liabilities and to the opening balance of retained earnings in the year adopted.

In February 2007, the FASB issued FASB No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company did not elect early adoption. The Company does not expect FASB 159 to have a material impact on the Company’s results of operations or financial position.

3. Net Loss per Share

Net loss per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of net income per share:

	Three months ended April 30,
	2006	2007

Net loss	$(54,000)	$(1,170,000)
Weighted average shares outstanding – basic	21,842,663	22,515,695
Dilutive securities	—	—
Weighted average shares outstanding – diluted	21,842,663	22,515,695
Net loss per share – basic and diluted	$0.00	$(0.05)
Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	4,619,334	5,075,362

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

Segment information for the three months ended April 30, 2007 and 2006 is summarized below.

Three Months ended April 30, 2006	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,477,000	$421,000	$1,898,000	$—	$1,898,000
Subscription revenue	545,000	10,000	555,000	—	555,000
Services, maintenance and other	3,739,000	670,000	4,409,000	—	4,409,000
Inter-segment revenue	97,000	32,000	129,000	(129,000)	—
Total revenue	5,858,000	1,133,000	6,991,000	(129,000)	6,862,000
Interest income	96,000	—	96,000	—	96,000
Interest expense	1,000	—	1,000	—	1,000
Depreciation and amortization	178,000	6,000	184,000	—	184,000
Income tax expense	16,000	—	16,000	—	16,000
Segment income (loss) before income taxes	75,000	(113,000)	(38,000)	—	(38,000)
Segment net income (loss)	59,000	(113,000)	(54,000)	—	(54,000)
Total segment assets	19,361,000	3,808,000	23,169,000	(3,520,000)	19,649,000
Expenditures for long-lived assets	169,000	2,000	171,000	—	171,000

Three Months ended April 30, 2007	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$833,000	$450,000	$1,283,000	$—	$1,283,000
Subscription revenue	599,000	11,000	610,000	—	610,000
Services, maintenance and other	3,567,000	807,000	4,374,000	—	4,374,000
Inter-segment revenue	113,000	89,000	202,000	(202,000)	—
Total revenue	5,112,000	1,357,000	6,469,000	(202,000)	6,267,000
Interest income	116,000	—	116,000	—	116,000
Interest expense	4,000	—	4,000	—	4,000
Depreciation and amortization	248,000	15,000	263,000	—	263,000
Income tax expense	29,000	—	29,000	—	29,000
Segment loss before income taxes	(1,084,000)	(57,000)	(1,141,000)	—	(1,141,000)
Segment net loss	(1,113,000)	(57,000)	(1,170,000)	—	(1,170,000)

Total segment assets	21,183,000	4,817,000	26,000,000	(3,931,000)	22,069,000
Expenditures for long-lived assets	136,000	3,000	139,000	—	139,000

5. Note Receivable

As further explained in Note 3 of the Notes to Consolidated Financial Statements included in Optio’s 2007 Annual Report, Optio held a note receivable from M2 Systems Corporation (“M2 Systems”) as partial consideration for the sale by Optio of its Muscato Corporation (“Muscato”) and Translink Solutions Corporation business units.

On November 6, 2006, Optio received approximately $2,758,000 in cash, representing full repayment of the M2 Systems note receivable, plus accrued interest.  Such repayment represented an early retirement of the note, originally due December 1, 2007.  In connection with such repayment, Optio released its lien on the assets of M2 systems, its subsidiaries and related entities and the parties executed mutual releases.

6. Share Repurchase Program

On January 5, 2007, Optio announced a share repurchase plan under which we could repurchase up to $2.0 million of our common stock over a twelve month period.  During the quarter ended April 30, 2007, we purchased a total of 92,500 shares at an average purchase price of $1.48 per share, or approximately $139,000 in the aggregate including broker fees.  The repurchased shares were held and not cancelled.  As of April 30, 2007, the dollar value of shares that remained available for repurchase under this program was approximately $1,803,000.  The repurchases for the quarter ended April 30, 2007 are reflected in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased As Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Repurchased Under The Program
2/1/2007 – 4/30/2007 (1)	92,500	$1.48	132,500	$1,803,000

(1)  Last repurchase date was April 30, 2007.

7. Income Taxes

The Company adopted the provisions of FIN 48 on February 1, 2007. After application of the provisions of FIN 48, it was not necessary for the Company to recognize any liability for unrecognized tax benefits or adjustment to the balance of retained earnings as of February 1, 2007. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of February 1, 2007, the Company had no accrued interest and penalties related to unrecognized tax benefits. As of February 1, 2007, after the implementation of FIN 48, the Company’s unrecognized tax benefits were $0. The amount, if recognized, that would affect the effective tax rate is $0.

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

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio also offers consulting services, which provide customers with implementation assistance and training. No single customer accounted for 10% or more of Optio’s revenue for the three months ended April 30, 2007 or 2006.

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

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve at varying percentages of 2% for domestic and 3% for international balances less than 30 days old, respectively, to 50% for international accounts more than 90 days old, in its overall allowance for doubtful accounts. Based on management’s best estimate, it believes the Company’s allowance for doubtful accounts is adequate as presented; however, the amount of the reserve could be different under different conditions or using varying assumptions. If the percentage of the general reserve were to increase by 1%, an additional $37,000 reserve would be required. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense included in general and administrative expenses.

Impairment Assessments

Optio follows Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This standard requires that goodwill no longer be amortized and instead be tested for impairment on a periodic basis.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006

Revenues

The following table sets forth certain items from Optio’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended April 30,
	2006	2007
Revenue:
License fees	28%	20%
Subscription fees	8	10
Services, maintenance and other	64	70
Total revenue	100	100
Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	2
Services, maintenance and other	24	26
Total cost of revenue	26	28
	74	72
Operating expenses:
Sales and marketing	37	45
Research and development	19	23
General and administrative	17	20
Depreciation and amortization	3	4
Total operating expenses	76	92
Loss from operations	(2)	(20)
Interest and other income	1	1
Net loss	(1)%	(19)%

Revenues

Total revenues decreased from $6.9 million in the three months ended April 30, 2006 to $6.3 million in the three months ended April 30, 2007.

License fees

Revenues from software licenses decreased 32% to $1.3 million in the three months ended April 30, 2007 from $1.9 million for the three months ended April 30, 2006.  License revenue from Optio’s healthcare division remained relatively consistent for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006.  For Optio’s enterprise division, software license revenue declined significantly as we continue to face pressure in the document management output market as ERP vendors begin to offer similar functionality and competitors continue to offer lower cost solutions.  In addition, our imaging solutions have not generated revenue as quickly as we anticipated nor have we released our business process management solutions, which we anticipated would generate replacement revenue for our declining document output management market.  Sales of Optio’s newer products, including Optio Imaging Solutions, require a longer sales cycle than our traditional output solutions products.

Approximately $245,000 of Optio’s software license revenue during the three months ended April 30, 2007 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 19% of license revenue for Optio. During the three months ended April 30, 2006, Optio generated $360,000 of its software license revenue through partners, also representing 19% of Optio’s license revenue.  The decrease in revenue derived from partners was consistent with the decrease experienced by our direct sales force.

Subscription fees

Subscription revenue increased to $610,000 in the three months ended April 30, 2007 from $555,000 in the three months ended April 30, 2006. Optio has signed additional contracts and additional modules for existing contracts, increasing the monthly amount recognized on a subscription basis.

Services, maintenance and other

Revenues from services, maintenance and other remained constant at  $4.4 million for the three months ended April 30, 2007 and 2006, respectively. Services revenue decreased to  $1.1 million for the three months ended April 30, 2007 from $1.3 million for the three months ended April 30, 2006.  The decline in license revenue contributed to the associated decline in services revenue.   Maintenance revenue increased to $3.3 million for the three months ended April 30, 2007 from $3.1 million for the three months ended April 30, 2006. Maintenance revenue continues to increase as Optio adds to its customer base and moderately increases the price of its annual maintenance fees.

Revenue Mix

Revenue from licenses represented 20% of total revenue in the three months ended April 30, 2007, a significant decrease from license revenue at 28% of total revenue in the three months ended April 30, 2006. Subscription revenue represented 10% of total revenue in the three months ended April 30, 2007, increasing from 8% of total revenue from the same quarter last year.   Services, maintenance and other revenue constituted 70% of total revenue in the three months ended April 30, 2007, an increase from a percentage contribution of 64% in the prior year comparative period. Accordingly, the overall change in revenue mix most significantly resulted from the decline in license fees for the three months ended April 30, 2007 as compared to the same quarter last year.

Costs of Revenues

Total costs of revenues remained constant at  $1.8 million in the three months ended April 30, 2007 and 2006, respectively.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses decreased to $102,000 in the three months ended April 30, 2007 from $132,000 in the three months ended April 30, 2006.   Fewer products which include third-party software were sold during the three months ended April 30, 2007, as compared to the three months ended April 30, 2006, reducing the costs of revenue from licenses. In addition, fees paid to referral partners declined $6,000 from the three months ended April 30, 2007 to the three months ended April 30, 2006 as we had fewer deals referred by independent parties.

Services, Maintenance and Other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other remained constant at $1.7 million in the three months ended April 30, 2007 and 2006, respectively. Optio slightly increased its internal implementation staff as compared to the same quarter in the prior year and, as a result, Optio relied less on external outsourcers. This resulted in a $73,000 decrease in the cost of outsourcers in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006. The cost of internal staff and their associated costs increased slightly by $92,000 between the periods April 30, 2007 and 2006 due to salary increases and minor staff augmentation.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses increased 12% to $2.8 million from $2.5 million for the three months ended April 30, 2007 and 2006, respectively. Sales and marketing expenses were 45% and 37% of total revenue for the three months ended April 30, 2007 and 2006, respectively.  Salaries increased approximately $100,000 between the two quarters, due mainly to salary increases and increased staffing.    Discretionary spending, in the aggregate, was also higher as compared to the same quarter in the prior fiscal year due largely to increased travel expenses.  Partly offsetting this increase in expenses were reduced direct marketing expenditures, which decreased $23,000 between the three months ended April 30, 2007 and the three months ended April 30, 2006.

Research and Development

Research and development expense consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses increased 8% to $1.4 million for the three months ended April 30, 2007 from $1.3 million in the three months ended April 30, 2006.  Research and development salaries and associated benefits increased $131,000 between the periods, primarily due to salary increases, as opposed to additional staff.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses increased to $1.2 million from $1.1 million in the three months ended April 30, 2007 and 2006, respectively. General and administrative expenses increased due to the following: (i) $67,000 of increased salaries representing additional accounting and administrative staff as well as salary increases (ii) an increase of $53,000 in recruiting fees related to sales staff augmentation and (iii) increased consulting fees attributable to activities for future Sarbanes-Oxley compliance requirements.

Depreciation and Amortization

Depreciation and amortization expense increased to $263,000 from $184,000 for the three months ended April 30, 2007 and 2006, respectively. The increase was primarily due to Optio’s renegotiation of the lease for Optio’s headquarters in which the landlord contributed $1.0 million towards the improvements of the space.  These leasehold improvements, as well as an additional $700,000 purchased directly by Optio, are being depreciated over the term of the new lease or the expected useful life of the assets, as appropriate.  This increase was partly offset by a decrease in amortization expense as intangibles are amortized over the estimated useful life of the asset using the cash flow method, which results in a greater expense in the earlier periods and reduced expense in the later periods. This resulted in a greater expense in periods prior to fiscal year 2008.

Interest Income

Interest income increased to $116,000 in the three months ended April 30, 2007 from $96,000 in the three months ended April 30, 2006. Current interest income primarily represents interest earned on funds invested in short-term financial instruments, as compared to the same period in the prior year where most interest income was attributable to the then outstanding M2 Systems note receivable.

Interest Expense

Interest expense increased to $4,000 in the three months ended April 30, 2007, an increase from $1,000 in the three months ended April 30, 2006. Interest expense primarily represents the interest paid on Optio’s capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $11.2 million and $11.9 million in cash and cash equivalents at April 30, 2007 and January 31, 2007, respectively.

The following table sets forth certain selected statements of cash flow information for the three months ended April 30, 2007:

Net cash used in operations	$(570,000)
Net cash used in investing activities	(139,000)
Net cash used in financing activities	(144,000)
Net decrease in cash and cash equivalents	(743,000)

Cash used in operations was primarily the result of a net loss of $1,170,000, plus a reduction in the provision for doubtful accounts of $67,000, less the $263,000 add-back of non-cash depreciation and amortization expense, stock compensation, loss on disposal of assets, provision for  deferred taxes and changes in working capital resulting in a $405,000 inflow of cash.  The major component of such working capital changes was a decline in accounts receivable due partly to the collection of several large receivables outstanding as of January 31, 2007, resulting in additional cash inflow of $438,000.  In addition, payments due to suppliers increased by $127,000 and deferred revenues were reduced by $26,000.  Partly offsetting this favorability was an increase in spending for prepaids and other assets as Optio prepaid several of its insurance policies and other marketing expenses resulting in a $261,000 outflow, as well as decreases in income taxes payable and accrued expenses. In investing activities, Optio purchased $139,000 of property and equipment. Optio’s financing activities included purchases of treasury stock of $139,000 and payments under capital leases totaling $13,000, less receipts of $8,000 from the exercise of stock options.

On April 26, 2007, Optio extended its existing line of credit through April 19, 2008. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios.  Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of eligible accounts receivable.  Currently, Optio has estimated that approximately $1.3 million would be available for borrowings based upon Optio’s historical accounts receivable balance. Accounts receivable, equipment, general intangibles and other assets, as defined in the loan agreement, collateralize the line of credit. The loan agreement contains various covenants, including liquidity and earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements and restrictions on the payment of dividends. As of April 30, 2007, Optio was in compliance with the required financial ratios. There were no borrowings under the line of credit as of April 30, 2007.

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

New Accounting Pronouncements

In February 2007, the FASB issued FASB No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company did not elect early adoption. The Company does not expect FASB 159 to have a material impact on the Company’s results of operations or financial position.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2007, and have concluded that, as of such date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management is responsible for establishing and maintaining adequate internal audit controls over financial reporting, as such term is defined in the Exchange Act, Rule 13(a) – 15(f).  Our Chief Executive Officer and Chief Financial Officer also concluded that, as of April 30, 2007, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in the Company’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000. The lawsuit also seeks class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), by all named defendants, (ii) Section 12(a)(2) of the Securities Act by the underwriter defendants, (iii) Section 15 of the Securities Act by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. The completion of the settlement is subject to a number of conditions, including Court approval. The Court preliminarily approved the settlement on February 15, 2005, subject to certain modifications which are currently pending approval by the defendants. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the action. Optio may still have yet undetermined exposure to the underwriters pursuant to indemnification provisions in the underwriting agreement entered into at the time of the initial public offering. Under the guaranty, all of the insurers for all the issuers will be required to pay an amount equal to $1.0 billion less any amounts ultimately collected by the plaintiffs from the underwriter defendants in all of the pending cases. A settlement fairness hearing was held on April 24, 2006, however no ruling has been issued yet by the Court.  There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plantiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants.  Plantiffs filed a Petition for Rehearing and Rehearing En Banc with the Second circuit on January 5, 2007 in response to the Second Circuit’s decision. The Petition for Rehearing and Rehearing En Banc was denied on April 6, 2007. Plaintiffs have informed the District Court that they would like to be heard as to whether the settlement may still be approved even though the Petition for Rehearing was denied.  The District Court indicated that the settlement in its current form is not viable. The disposition of this matter is limited to Optio’s $300,000 corporate insurance deductible. The Company has completed payment of the insurance deductible through payment of legal fees. Optio will have no additional exposure unless the insurance companies become insolvent or unless Optio’s liability exceeds its policy limits through this matter or other matters. Optio’s insurance companies currently have an A or AA rating. The range of loss, if any, cannot be estimated and thus no potential loss is reflected in Optio’s consolidated financial statements.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, the factors discussed under “Item 1A. Risk Factors” in Part I of the 2007 Annual Report could materially affect our business, financial condition or future results. The risks described in our 2007 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

31.1                          Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2                          Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1                          Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                          Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2007.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer