Form 10-Q
period 2007-07-31
OPTIO SOFTWARE INC
filed 2007-09-14
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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
Yes ☐  No  ☒

There were 22,085,529 shares of the Registrant’s common stock outstanding as of September 10, 2007.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended July 31, 2007

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“we”, “us”, “our”, the “Company” or “Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, integration of acquired entities, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “plan,” “could,” “should,” “will,” and similar language. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Form 10-Q. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable, fluctuations in operating results, failure to integrate new products and newly acquired companies, diversion of management resources relating to acquisitions or divestitures, reduction in cash reserves relating to acquisitions or the share repurchase program, challenges relating to acquisitions or divestitures and the possibility that this may cause Optio to no longer be profitable, the negative effect on Optio’s earnings relating to the amortization or potential write-down of acquired assets or goodwill, failure  to retain the business relationships with existing customers from acquisitions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability to develop new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in Item 1A of Optio’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (the “2007 Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on May 1, 2007. You should carefully review the risk factors in the 2007 Annual Report and any additional risks described in other documents that Optio files from time to time with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2007	July 31, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,948,000	$9,420,000
Accounts receivable, net	3,903,000	3,238,000
Prepaid expenses and other current assets	723,000	878,000
Notes receivable from related party	5,000	5,000
Total current assets	16,579,000	13,541,000
Property and equipment, net	2,714,000	2,652,000
Other assets:
Goodwill	2,302,000	2,302,000
Other intangible assets, net	1,250,000	1,100,000
Other	92,000	96,000
Total assets	$22,937,000	$19,691,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,088,000	$868,000
Accrued expenses	1,755,000	1,261,000
Current portion of lease incentive liability	122,000	122,000
Current portion of capital lease obligations	78,000	53,000
Deferred revenue	7,439,000	7,215,000
Total current liabilities	10,482,000	9,519,000

Long-term portion of lease incentive liability	806,000	744,000
Long-term portion of capital lease obligations	300,000	331,000
Long-term accrued rent payable	526,000	748,000
Other long-term liabilities	103,000	138,000
Total liabilities	12,217,000	11,480,000
Commitments and contingencies
Shareholders’ equity:
Common stock	53,787,000	53,514,000
Accumulated deficit	(43,251,000)	(45,566,000)
Accumulated other comprehensive income	184,000	263,000
Total shareholders’ equity	10,720,000	8,211,000
Total liabilities and shareholders’ equity	$22,937,000	$19,691,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended July 31,
	2006	2007
Revenue:
License fees	$1,643,000	$1,536,000
Subscription fees	560,000	633,000
Services, maintenance, and other	4,565,000	4,445,000
	6,768,000	6,614,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	146,000	124,000
Services, maintenance, and other	1,644,000	1,711,000
	1,790,000	1,835,000
	4,978,000	4,779,000
Operating expenses:
Sales and marketing	2,543,000	2,808,000
Research and development	1,375,000	1,401,000
General and administrative	1,380,000	1,533,000
Depreciation and amortization	200,000	273,000
	5,498,000	6,015,000
Loss from operations	(520,000)	(1,236,000)
Other income (expense):
Interest income	113,000	111,000
Interest expense	(2,000)	(8,000)
Other	(5,000)	1,000
	106,000	104,000

Loss before income taxes	(414,000)	(1,132,000)
Income tax expense	36,000	13,000
Net loss	$(450,000)	$(1,145,000)
Net loss per share – basic and diluted	$(0.02)	$(0.05)
Weighted average common shares outstanding – basic and diluted	22,223,643	22,325,214
Comprehensive income (loss):
Net loss	$(450,000)	$(1,145,000)
Foreign currency translation adjustment	18,000	(5,000)
Comprehensive loss	$(432,000)	$(1,150,000)

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Six Months Ended July 31,
	2006	2007
Revenue:
License fees	$3,541,000	$2,819,000
Subscription fees	1,115,000	1,243,000
Services, maintenance, and other	8,974,000	8,819,000
	13,630,000	12,881,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	278,000	226,000
Services, maintenance, and other	3,321,000	3,382,000
	3,599,000	3,608,000
	10,031,000	9,273,000
Operating expenses:
Sales and marketing	5,082,000	5,639,000
Research and development	2,697,000	2,830,000
General and administrative	2,522,000	2,756,000
Depreciation and amortization	384,000	536,000
	10,685,000	11,761,000
Loss from operations	(654,000)	(2,488,000)
Other income (expense):
Interest income	209,000	227,000
Interest expense	(3,000)	(12,000)
Other	(4,000)	—
	202,000	215,000

Loss before income taxes	(452,000)	(2,273,000)
Income tax expense	52,000	42,000
Net loss	$(504,000)	$(2,315,000)
Net loss per share – basic and diluted	$(0.02)	$(0.10)
Weighted average common shares outstanding – basic and diluted	22,036,310	22,404,793
Comprehensive income (loss):
Net loss	$(504,000)	$(2,315,000)
Foreign currency translation adjustment	67,000	79,000
Comprehensive loss	$(437,000)	$(2,236,000)

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

	Common Stock				Accumulated Other	Total
	Common	Treasury		Accumulated	Comprehensive	Shareholder’s
	Shares	Shares	Amount	Deficit	Income	Equity

Balance at February 1, 2007	22,461,514	40,000	$53,787,000	$(43,251,000)	$184,000	$10,720,000
Comprehensive loss, net of tax:
Net loss	—	—	—	(2,315,000)	—	(2,315,000)
Foreign currency translation adjustment	—	—	—	—	79,000	79,000
Comprehensive loss						(2,236,000)
Treasury shares acquired	(373,200)	373,200	(530,000)			(530,000)
Exercise of stock options	73,865		17,000	—	—	17,000
Compensation expense related to stock options	—	—	240,000	—	—	240,000
Balance at July 31, 2007	22,162,179	413,200	$53,514,000	$(45,566,000)	$263,000	$8,211,000

See accompanying notes.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended July 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(504,000)	$(2,315,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	192,000	386,000
Amortization of intangibles	192,000	150,000
Non-cash stock compensation	198,000	239,000
Loss on disposal of assets	2,000	10,000
Provision for doubtful accounts	20,000	—
Deferred income taxes	50,000	36,000
Changes in operating assets and liabilities:
Accounts receivable	1,607,000	738,000
Prepaid expenses and other assets	(141,000)	(150,000)
Accounts payable	(75,000)	(244,000)
Accrued expenses	(704,000)	(347,000)
Income taxes payable	(53,000)	(20,000)
Deferred revenue	(238,000)	(298,000)
Net cash provided by (used in) operating activities	546,000	(1,815,000)

Cash flows from investing activities:
Purchases of property and equipment	(482,000)	(270,000)
Payment in connection with the purchase of VertiSoft	(75,000)	—
Repayment of note receivable from M2 Systems	147,000	—
Net cash used in investing activities	(410,000)	(270,000)

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(3,000)	(37,000)
Proceeds from exercise of stock options	300,000	17,000
Purchases of treasury stock	—	(529,000)
Net cash provided by (used in) financing activities	297,000	(549,000)

Impact of foreign currency rate fluctuations on cash	86,000	106,000
Net increase (decrease) in cash and cash equivalents	519,000	(2,528,000)

Cash and cash equivalents at beginning of period	7,954,000	11,948,000
Cash and cash equivalents at end of period	$8,473,000	$9,420,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$3,000	$11,000
Income taxes paid	$6,000	$8,000

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 (the “2007 Annual Report”), filed with the Securities and Exchange Commission on May 1, 2007. Results of operations for the three and six months ended July 31, 2007 are not necessarily indicative of the results for the year ending January 31, 2008.

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

The fair value of the options used for the application of SFAS No. 123R disclosures is estimated at the date of grant using the Black - Scholes option pricing model. In determining the fair value of options using the Black-Scholes option pricing model, various assumptions such as expected life, volatility, risk-free interest rate, dividend yield and forfeiture rates are used. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Using the Black-Scholes option valuation model, the Company estimates the volatility of our common stock at the date of grant based on the historical volatility of our common stock. Optio bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. Optio has not paid any cash dividends on our common stock in the last ten years and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model. Finally, the Company uses historical data to estimate pre-vesting option forfeitures. Stock-based compensation is recorded for only those awards that are expected to vest. The following weighted-average assumptions were used for the three and six months ended July 31, 2007: risk-free interest rate of 5.03% and 4.73%; no dividend yield; volatility of 113% and 118%; a forfeiture rate of 23.2% and 23.2%; and an expected life of the options of 5.3 and 5.2 years.

A summary of stock option activity for the six months ended July 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding options at February 1, 2007	6,526,377	$1.01
Options granted	95,000	$1.54
Options exercised	(73,865)	$0.26
Options canceled/forfeited	(80,317)	$5.21
Outstanding options at July 31, 2007	6,467,195	$0.97	6.57	$5,906,883
Exercisable options at July 31, 2007	5,314,685	$0.91	6.22	$5,359,488

Other information pertaining to option activity during the six months ended July 31, 2007 and 2006 was as follows:

	2007	2006

Weighted average grant date fair value of stock options granted	$1.28	$1.20
Total fair value of stock options vested	$128,500	$171,887
Total intrinsic value of stock options exercised	$101,736	$456,462

The following table summarizes information concerning options outstanding and exercisable as of July 31, 2007:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.002 - $0.05	1,064,900	N/A	$0.03	1,064,900	$0.03
$0.10 - $0.78	547,195	6.60	$0.55	509,695	$0.53
$0.80 - $0.80	2,535,555	0.53	$0.80	2,535,555	$0.80
$0.91 - $1.09	45,330	7.71	$1.00	35,296	$0.98
$1.10 - $1.10	715,500	7.11	$1.10	380,252	$1.10
$1.12 - $1.32	676,282	8.44	$1.29	307,101	$1.29
$1.35 - $1.50	659,160	7.42	$1.47	283,613	$1.48
$1.55 - $10.00	196,247	5.79	$4.24	171,247	$4.63
$12.50 - $12.50	1,300	2.67	$12.50	1,300	$12.50
$16.00 - $16.00	25,726	2.41	$16.00	25,726	$16.00
	6,467,195	6.57	$0.97	5,314,685	$0.91

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

As of July 31, 2007, the gross carrying amount and the accumulated amortization by major intangible asset class is as follows:

Intangible Asset	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11.5 years	$1,260,000	$488,000	$772,000
Technology	3 months – 5 years	893,000	599,000	294,000
Non-compete agreement	5 years	85,000	51,000	34,000

Non-Cash Transactions

During the second quarter of the prior fiscal year, Optio entered into a capital lease for telephone equipment in the amount of $422,000. In addition, Optio renegotiated the lease for its headquarter facilities. As part of the new lease agreement, the landlord contributed $1.0 million towards the improvements of the space. This $1.0 million in leasehold improvements was capitalized as property and equipment with an offsetting lease incentive liability of $1.0 million, which will reduce future rent expense, and was recorded as a liability on Optio’s condensed consolidated balance sheet. The liability has been amortized to a current balance of $866,000 as of July 31, 2007. During the second quarter of the current fiscal year, Optio entered into a capital lease for additional telephone equipment in the amount of $43,000.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. FIN 48 is effective for fiscal years beginning after December 15, 2006 and must be applied to all open tax positions upon initial adoption. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to tax liabilities and to the opening balance of retained earnings in the year adopted. The Company adopted the provisions of FIN 48 on February 1, 2007. After application of the provisions of FIN 48, it was not necessary for the Company to recognize any liability for unrecognized tax benefits or adjustment to the balance of retained earnings as of February 1, 2007. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of February 1, 2007, the Company had no accrued interest and penalties related to unrecognized tax benefits. As of February 1, 2007, after the implementation of FIN 48, the Company’s unrecognized tax benefits were $0. The amount, if recognized, that would affect the effective tax rate is $0.

In February 2007, the FASB issued FASB No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company did not elect early adoption. The Company does not expect FASB 159 to have a material impact on the Company’s results of operations or financial position.

3. Net Loss per Share

Net loss per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of net loss per share:

	Three months ended July 31,
	2006	2007

Net loss	$(450,000)	$(1,145,000)
Weighted average shares outstanding – basic	22,223,643	22,325,214
Dilutive securities	—	—
Weighted average shares outstanding – diluted	22,223,643	22,325,214
Net loss per share – basic and diluted	$(0.02)	$(0.05)
Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	4,394,084	4,422,974

	Six months ended July 31,
	2006	2007

Net loss	$(504,000)	$(2,315,000)
Weighted average shares outstanding – basic	22,036,310	22,404,793
Dilutive securities	—	—
Weighted average shares outstanding – diluted	22,036, 310	22,404,793
Net loss per share – basic and diluted	$(0.02)	$(0.10)
Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	4,405,201	3,953,812

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

Segment information for the three and six months ended July 31, 2007 and 2006 is summarized below.

Three Months ended July 31, 2006	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,305,000	$338,000	$1,643,000	$—	$1,643,000
Subscription revenue	550,000	10,000	560,000	—	560,000
Services, maintenance and other	3,753,000	812,000	4,565,000	—	4,565,000
Inter-segment revenue	28,000	17,000	45,000	(45,000)	—
Total revenue	5,636,000	1,177,000	6,813,000	(45,000)	6,768,000
Interest income	113,000	—	113,000	—	113,000
Interest expense	2,000	—	2,000	—	2,000
Depreciation and amortization	192,000	8,000	200,000	—	200,000
Income tax expense (benefit)	40,000	(4,000)	36,000	—	36,000
Segment income (loss) before income taxes	(447,000)	33,000	(414,000)	—	(414,000)
Segment net income (loss)	(487,000)	37,000	(450,000)	—	(450,000)
Total segment assets	20,561,000	3,598,000	24,159,000	(3,548,000)	20,611,000
Expenditures for long-lived assets	301,000	8,000	309,000	—	309,000

Three Months ended July 31, 2007	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,276,000	$260,000	$1,536,000	$—	$1,536,000
Subscription revenue	621,000	12,000	633,000	—	633,000
Services, maintenance and other	3,464,000	981,000	4,445,000	—	4,445,000
Inter-segment revenue	65,000	25,000	90,000	(90,000)	—
Total revenue	5,426,000	1,278,000	6,704,000	(90,000)	6,614,000
Interest income	111,000	—	111,000	—	111,000
Interest expense	8,000	—	8,000	—	8,000
Depreciation and amortization	258,000	15,000	273,000	—	273,000
Income tax expense	13,000	—	13,000	—	13,000
Segment loss before income taxes	(1,003,000)	(129,000)	(1,132,000)	—	(1,132,000)
Segment net loss	(1,016,000)	(129,000)	(1,145,000)	—	(1,145,000)

Total segment assets	19,541,000	4,146,000	23,687,000	(3,996,000)	19,691,000
Expenditures for long-lived assets	110,000	21,000	131,000	—	131,000

Six Months ended July 31, 2006	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$2,782,000	$759,000	$3,541,000	$—	$3,541,000
Subscription revenue	1,095,000	20,000	1,115,000	—	1,115,000
Services, maintenance and other	7,491,000	1,483,000	8,974,000	—	8,974,000
Inter-segment revenue	125,000	49,000	174,000	(174,000)	—
Total revenue	11,493,000	2,311,000	13,804,000	(174,000)	13,630,000
Interest income	209,000	—	209,000	—	209,000
Interest expense	2,000	1,000	3,000	—	3,000
Depreciation and amortization	369,000	15,000	384,000	—	384,000
Income tax expense (benefit)	56,000	(4,000)	52,000	—	52,000
Segment loss before income taxes	(370,000)	(82,000)	(452,000)	—	(452,000)
Segment net loss	(426,000)	(78,000)	(504,000)	—	(504,000)
Total segment assets	20,561,000	3,598,000	24,159,000	(3,548,000)	20,611,000
Expenditures for long-lived assets	472,000	10,000	482,000	—	482,000

Six Months ended July 31, 2007	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$2,109,000	$710,000	$2,819,000	$—	$2,819,000
Subscription revenue	1,220,000	23,000	1,243,000	—	1,243,000
Services, maintenance and other	7,031,000	1,788,000	8,819,000	—	8,819,000
Inter-segment revenue	178,000	114,000	292,000	(292,000)	—
Total revenue	10,538,000	2,635,000	13,173,000	(292,000)	12,881,000
Interest income	227,000	—	227,000	—	227,000
Interest expense	12,000	—	12,000	—	12,000
Depreciation and amortization	506,000	30,000	536,000	—	536,000
Income tax expense	42,000	—	42,000	—	42,000
Segment loss before income taxes	(2,087,000)	(186,000)	(2,273,000)	—	(2,273,000)
Segment net loss	(2,129,000)	(186,000)	(2,315,000)	—	(2,315,000)
Total segment assets	19,541,000	4,146,000	23,687,000	(3,996,000)	19,691,000
Expenditures for long-lived assets	246,000	24,000	270,000	—	270,000

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

6. Share Repurchase Program

On January 5, 2007, Optio announced a share repurchase plan under which we could repurchase up to $2.0 million of our common stock over a twelve month period. During the quarter ended July 31, 2007, we purchased a total of 280,700 shares at an average purchase price of $1.36 per share, or approximately $390,000 in the aggregate including broker fees. The repurchased shares were held and not cancelled. As of July 31, 2007, the dollar value of shares that remained available for repurchase under this program was approximately $1,423,000. The repurchases for the quarter ended July 31, 2007 are reflected in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased As Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Repurchased Under The Program
5/1/2007 – 7/31/2007 (1)	280,700	$1.36	413,200	$1,423,000

(1)  Last repurchase date was July 31, 2007.

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

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio also offers consulting services, which provide customers with implementation assistance and training. No single customer accounted for 10% or more of Optio’s revenue for the three or six months ended July 31, 2007.

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

The Company records deferred revenue for software license agreements when the invoice is rendered to the customer and the agreement does not qualify for revenue recognition under the Company’s revenue recognition policy. The Company records accounts receivable for software license agreements when the agreement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

Subscription Revenue

The Company also licenses certain of its products in the form of a subscription service contract, with terms typically ranging from three to five years. Subscription revenue, which includes a license of the software product, technical support and future unspecified enhancements to the software product, is recognized on a prorata basis over the term of the agreement. Unlike license fee revenue, subscription service agreements include licenses that are not perpetual in duration.

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

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve at varying percentages based on historical trends of 2% for domestic and 3% for international balances less than 30 days old, respectively, to 50% for international accounts more than 90 days old, in its overall allowance for doubtful accounts. Based on management’s best estimate, it believes the Company’s allowance for doubtful accounts is adequate as presented; however, the amount of the reserve could be different under different conditions or using varying assumptions. If the percentage of the general reserve were to increase by 1%, an additional $32,000 reserve would be required. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense included in general and administrative expenses.

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

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment decisions. In estimating our fair value, we will make estimates and judgments about future revenues and cash flows. Our forecasts will be based upon assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge for all or a portion of the goodwill balance. For long-lived assets other than goodwill, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. In such cases, the affected assets are written down to their estimated fair value.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006

Revenues

The following table sets forth certain items from Optio’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended July 31,
	2006	2007
Revenue:
License fees	24%	23%
Subscription fees	8	10
Services, maintenance and other	68	67
Total revenue	100	100
Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	2
Services, maintenance and other	24	26
Total cost of revenue	26	28
	74	72
Operating expenses:
Sales and marketing	38	43
Research and development	21	21
General and administrative	20	23
Depreciation and amortization	3	4
Total operating expenses	82	91
Loss from operations	(8)	(19)
Interest and other income	2	2
Income tax expense	(1)	—
Net loss	(7)%	(17)%

Revenues

Total revenues decreased from $6.8 million in the three months ended July 31, 2006 to $6.6 million in the three months ended July 31, 2007.

License fees

Revenues from software licenses decreased 7% to $1.5 million in the three months ended July 31, 2007 from $1.6 million for the three months ended July 31, 2006. License revenue of $252,000 from Optio’s healthcare division remained relatively consistent for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006. For Optio’s enterprise division, software license revenue of $1,022,000 in the U.S. also approximated the level achieved in the same quarter of the prior fiscal year. In Europe, we experienced a shortfall of $96,000 as the closure of two certain customer sales were not achieved or were delayed.

Approximately $346,000 of Optio’s software license revenue during the three months ended July 31, 2007 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 23% of license revenue for Optio. During the three months ended July 31, 2006, Optio generated $587,000 of its software license revenue through partners, representing 36% of Optio’s license revenue. In the prior quarter of last year, we had several significant deals through our channel partners, while this year, there were many smaller transactions.

Subscription fees

Subscription revenue increased to $633,000 in the three months ended July 31, 2007 from $560,000 in the three months ended July 31, 2006. Optio has signed additional contracts and additional modules for existing contracts, increasing the monthly amount recognized on a subscription basis.

Services, maintenance and other

Revenues from services, maintenance and other declined to $4.4 million for the three months ended July 31, 2007 from $4.6 million for the three months ended July 31, 2006. Services revenue decreased to  $1.1 million for the three months ended July 31, 2007 from $1.3 million for the three months ended July 31, 2006. The decline in license revenue, especially in the previous quarter, contributed to the associated decline in services revenue. Maintenance revenue remained constant at $3.3 million for the three months ended July 31, 2007 and July 31, 2006, respectively. Maintenance revenue increased as Optio added to its customer base, combined with moderately increased pricing for its annual maintenance fees, offset by maintenance agreement expirations that were not renewed.

Revenue Mix

Revenue from licenses represented 23% of total revenue in the three months ended July 31, 2007, a slight decrease from license revenue at 24% of total revenue in the three months ended July 31, 2006. Subscription revenue represented 10% of total revenue in the three months ended July 31, 2007, increasing from 8% of total revenue from the same quarter last year. Services, maintenance and other revenue constituted 67% of total revenue in the three months ended July 31, 2007, a slight decrease from a percentage contribution of 68% in the prior year comparative period. Accordingly, the overall change in revenue mix reflected a slight decline in license fees and services, maintenance, and other revenue offset by an increase in subscription revenue for the three months ended July 31, 2007 as compared to the same quarter last year.

 Costs of Revenues

Total costs of revenues remained constant at  $1.8 million in the three months ended July 31, 2007 and 2006, respectively.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses decreased to $124,000 in the three months ended July 31, 2007 from $146,000 in the three months ended July 31, 2006. Fewer products that include third-party software were sold during the three months ended July 31, 2007, as compared to the three months ended July 31, 2006, reducing the costs of revenue from licenses. Partly offsetting this, fees paid to referral partners were slightly higher for the three months ended July 31, 2007 to the three months ended July 31, 2006 as we had more deals referred by independent parties.

Services, Maintenance and Other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other increased slightly to  $1.7 million in the three months ended July 31, 2007 as compared to $1.6 million for the three months ended July 31, 2006. Optio’s internal implementation staff reflected the same staffing level as compared to the same quarter in the prior year and Optio’s reliance on external outsourcers also approximated the prior year. The increase in cost was mainly due to salary increases for internal staff.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses increased 10% to $2.8 million from $2.5 million for the three months ended July 31, 2007 and 2006, respectively. Sales and marketing expenses were 43% and 38% of total revenue for the three months ended July 31, 2007 and 2006, respectively. Salaries increased approximately $200,000 between the two quarters, due mainly to salary increases and increased staffing. Discretionary spending, in the aggregate, was also higher as compared to the same quarter in the prior fiscal year due largely to increased travel expenses. Partly offsetting this increase in expenses were reduced direct marketing expenditures, which decreased approximately $80,000 between the three months ended July 31, 2007 and the three months ended July 31, 2006.

Research and Development

Research and development expense consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses remained constant at $1.4 million for the three months ended July 31, 2007 and July 31, 2006, respectively. Research and development salaries and associated benefits increased $10,000 between the periods, primarily due to salary increases, as opposed to additional staff.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses increased to $1.5 million from $1.4 million in the three months ended July 31, 2007 and 2006, respectively. General and administrative expenses increased due to $50,000 of increased salaries representing additional accounting and administrative staff as well as salary increases. Legal fees also increased due to ongoing legal matters and the resolution of certain employment related claims in Europe.

Depreciation and Amortization

Depreciation and amortization expense increased to $273,000 from $200,000 for the three months ended July 31, 2007 and 2006, respectively. The increase was primarily due to Optio’s renegotiation of the lease for Optio’s headquarters in which the landlord contributed $1.0 million towards the improvements of the space. These leasehold improvements, as well as an additional $700,000 purchased directly by Optio, are being depreciated over the term of the new lease or the expected useful life of the assets, as appropriate. This increase was partly offset by a decrease in amortization expense as intangibles are amortized over the estimated useful life of the asset using the cash flow method, which results in a greater expense in the earlier periods and reduced expense in the later periods. This resulted in a greater expense in periods prior to fiscal year 2008.

Interest Income

Interest income decreased slightly to $111,000 in the three months ended July 31, 2007 from $113,000 in the three months ended July 31, 2006. Current interest income primarily represents interest earned on funds invested in short-term financial instruments, as compared to the same period in the prior year where most interest income was attributable to the then outstanding M2 Systems note receivable.

Interest Expense

Interest expense increased to $8,000 in the three months ended July 31, 2007, an increase from $2,000 in the three months ended July 31, 2006. Interest expense primarily represents the interest paid on Optio’s capital leases.

Six Months Ended July 31, 2007 Compared to Six Months Ended July 31, 2006

Revenues

The following table sets forth certain items from Optio’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Six Months Ended July 31,
	2006	2007
Revenue:
License fees	26%	22%
Subscription fees	8	10
Services, maintenance and other	66	68
Total revenue	100	100
Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	2
Services, maintenance and other	24	26
Total cost of revenue	26	28
	74	72
Operating expenses:
Sales and marketing	37	44
Research and development	20	22
General and administrative	19	21
Depreciation and amortization	3	4
Total operating expenses	79	91
Loss from operations	(5)	(19)
Interest and other income	1	1
Net loss	(4)%	(18)%

Revenues

Total revenues decreased from $13.6 million in the six months ended July 31, 2006 to $12.9 million in the six months ended July 31, 2007.

License fees

Revenues from software licenses decreased 20% to $2.8 million in the six months ended July 31, 2007 from $3.5 million for the six months ended July 31, 2006. We continue to face pressure in the document management output market as ERP vendors now offer similar functionality and competitors continue to offer lower cost solutions. In addition, our imaging solutions have not generated revenue as quickly as we anticipated. We have just recently begun to release our business process management solutions in modules, which we anticipated would generate replacement revenue for our declining document output management market. Sales of Optio’s newer products, including Optio imaging solutions and process management solutions, require a longer sales cycle than our traditional output solutions products. Across the two periods, Optio’s average contract size remained relatively constant.

Approximately $591,000 of Optio’s software license revenue during the six months ended July 31, 2007 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 21% of license revenue for Optio. During the six months ended July 31, 2006, Optio generated $947,000 of its software license revenue through partners, representing 27% of Optio’s license revenue. In the prior quarter of last year, we had several significant deals through our channel partners, while this year, there were many smaller transactions.

Subscription fees

Subscription revenue increased to $1.2 million in the six months ended July 31, 2007 from $1.1 million in the six months ended July 31, 2006. Optio has signed additional contracts and additional modules for existing contracts, increasing the monthly amount recognized on a subscription basis.

Services, maintenance and other

Revenues from services, maintenance and other decreased to $8.8 million from $9.0 million for the six months ended July 31, 2007 and 2006, respectively. Services revenue decreased to  $2.2 million for the six months ended July 31, 2007 from $2.5 million for the six months ended July 31, 2006. The decline in license revenue contributed to the associated decline in consulting services revenue. Maintenance revenue increased $200,000 to $6.6 million for the six months ended July 31, 2007 from $6.4 million for the six months ended July 31, 2006. Maintenance revenue continues to increase with additions to Optio’s customer base, as well as from moderate increases in the price of annual maintenance fees.

Revenue Mix

Revenue from licenses represented 22% of total revenue in the six months ended July 31, 2007 and 26% of total revenue in the six months ended July 31, 2006. Subscription revenue represented 10% and 8% of total revenue in the six months ended July 31, 2007 and 2006, respectively. Services, maintenance and other revenue constituted 68% and 66% of total revenue in the six months ended July 31, 2007 and 2006, respectively. Revenue from licenses declined between the six months ended July 31, 2007 and 2006, thus causing the percentage of revenue to shift toward services, maintenance and other as well as subscriptions, which increased during those same periods.

Costs of Revenues

Total costs of revenues remained constant at  $3.6 million in the six months ended July 31, 2007 and 2006, respectively.

Licenses

Costs of revenues from licenses decreased to $226,000 in the six months ended July 31, 2007 from $278,000 in the six months ended July 31, 2006. Fewer products that include third-party software were sold during the six months ended July 31, 2007, as compared to the six months ended July 31, 2006, reducing the costs of revenue from licenses.

Services, Maintenance and Other

Costs of revenues from services, maintenance and other increased slightly to $3.4 million in the six months ended July 31, 2007 from $3.3 million for the same period in 2006. Optio slightly increased its internal implementation staff as compared to the same period in the prior year and, as a result, Optio relied less on external outsourcers. This resulted in a $144,000 decrease in the cost of outsourcers in the six months ended July 31, 2007 as compared to the six months ended July 31, 2006. Alternatively, the cost of internal staff and their associated costs increased by approximately $200,000 between the six month periods ended July 31, 2007 and 2006 due to salary increases and minor staff augmentation.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased 10% to $5.6 million from $5.1 million for the six months ended July 31, 2007 and 2006, respectively. Sales and marketing expenses were 44% and 37% of total revenue for the six months ended July 31, 2007 and 2006, respectively. Salaries increased approximately $300,000 for the six months ended July 31, 2007 as compared to the same period in the prior year, due mainly to salary increases and increased staffing. Discretionary spending, in the aggregate, was also higher as compared to the same period in the prior fiscal year due largely to increased travel expenses of approximately $250,000. Partly offsetting this increase in expenses were reduced direct marketing expenditures, which decreased $94,000 between the six months ended July 31, 2007 and the six months ended July 31, 2006.

Research and Development

Research and development expenses increased 5% to $2.8 million for the six months ended July 31, 2007 from $2.7 million in the six months ended July 31, 2006. Research and development salaries and associated benefits increased $171,000 between the periods, primarily due to salary increases, as opposed to additional staff, partly offset by reduced consulting costs of $57,000.

General and Administrative

General and administrative expenses increased to $2.8 million from $2.5 million in the six months ended July 31, 2007 and 2006, respectively. General and administrative expenses increased due to the following: (i) $191,000 of increased consulting costs relating to several corporate strategic and compliance initiatives, (ii)  $62,000 of increased salaries representing additional accounting and administrative staff as well as salary increases, (iii) an increase of $42,000 in compensation expense relating to corporate stock options under SFAS No. 123R, and (iv) increased legal fees of $41,000 and recruiting fees of $34,000.

Depreciation and Amortization

Depreciation and amortization expense increased to $536,000 from $384,000 for the six months ended July 31, 2007 and 2006, respectively. The increase was primarily due to Optio’s renegotiation of the lease for Optio’s headquarters in which the landlord contributed $1.0 million towards the improvements of the space. These leasehold improvements, as well as an additional $700,000 purchased directly by Optio, are being depreciated over the term of the new lease or the expected useful life of the assets, as appropriate. This increase was partly offset by a decrease in amortization expense as intangibles are amortized over the estimated useful life of the asset using the cash flow method, which results in a greater expense in the earlier periods and reduced expense in the later periods. This resulted in a greater expense in periods prior to fiscal year 2008.

Interest Income

Interest income increased to $227,000 in the six months ended July 31, 2007 from $209,000 in the six months ended July 31, 2006. Current interest income primarily represents interest earned on funds invested in short-term financial instruments, as compared to the same period in the prior year where most interest income was attributable to the then outstanding M2 Systems note receivable.

Interest Expense

Interest expense increased to $12,000 in the six months ended July 31, 2007, an increase from $3,000 in the six months ended July 31, 2006. Interest expense primarily represents the interest paid on Optio’s capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $9.4 million and $11.9 million in cash and cash equivalents at July 31, 2007 and January 31, 2007, respectively.

The following table sets forth certain selected statements of cash flow information for the six  months ended July 31, 2007:

Net cash used in operations	$(1,815,000)
Net cash used in investing activities	(270,000)
Net cash used in financing activities	(549,000)
Net decrease in cash and cash equivalents	(2,528,000)

Cash used in operations was primarily the result of a net loss of $2,315,000, less the $535,000 add-back of non-cash depreciation and amortization expense, stock compensation expense of $239,000, loss on disposal of assets of $10,000, provision for deferred taxes of $36,000, and changes in working capital resulting in a $572,000 inflow of cash. The major component of such working capital changes was a decline in accounts receivable due partly to the collection of several large receivables outstanding as of January 31, 2007, resulting in additional cash inflow of $739,000, partly offset by a decrease in payments due to suppliers by $244,000. Partly offsetting this favorability was a decrease in accrued expenses and income taxes payable of $367,000, a decrease in deferred revenue of $298,000, and an increase in spending for prepaids and other assets as Optio prepaid several of its insurance policies and other marketing expenses resulting in a $150,000 outflow. In investing activities, Optio purchased $270,000 of property and equipment. Optio’s financing activities included purchases of treasury stock of $529,000, payments under capital leases totaling $37,000 and receipts of $17,000 from the exercise of stock options.

On April 26, 2007, Optio extended its existing line of credit through April 19, 2008. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of eligible accounts receivable. Currently, Optio has estimated that approximately $1.3 million would be available for borrowings based upon Optio’s historical accounts receivable balance. Accounts receivable, equipment, general intangibles and other assets, as defined in the loan agreement, collateralize the line of credit. The loan agreement contains various covenants, including liquidity and earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements and restrictions on the payment of dividends. As of July 31, 2007, Optio was in compliance with the required financial ratios. There were no borrowings under the line of credit as of July 31, 2007.

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

New Accounting Pronouncements

In February 2007, the FASB issued FASB No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company did not elect early adoption. The Company does not expect FASB 159 to have a material impact on the Company’s results of operations or financial position.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2007, and have concluded that, as of such date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management is responsible for establishing and maintaining adequate internal audit controls over financial reporting, as such term is defined in the Exchange Act, Rule 13(a) – 15(f). Our Chief Executive Officer and Chief Financial Officer also concluded that, as of July 31, 2007, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 13, 2001, a lawsuit styled Kevin Dewey vs. Optio Software, Inc., et. al. was filed in the United States District Court for the Southern District of New York. The complaint was filed against the underwriters in the Company’s initial public offering as well as Optio and certain officers and directors of Optio, by a single plaintiff purportedly on behalf of persons purchasing Optio’s common stock between December 14, 1999 and December 6, 2000. The lawsuit also sought class action status. Optio is a co-defendant with approximately 300 other issuers in this suit. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), by all named defendants, (ii) Section 12(a)(2) of the Securities Act by the underwriter defendants, (iii) Section 15 of the Securities Act by the individual defendants, and (iv) Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by the underwriter defendants. The complaint alleges that Optio’s prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of a limited number of Optio shares issued in connection with the Optio initial public offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate Optio shares to those customers in the Optio initial public offering in exchange for which the customers agreed to purchase additional Optio shares in the aftermarket at pre-determined prices. The complaint seeks unspecified amounts as compensatory damages as a result of Optio’s alleged actions, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. A proposal to settle the claims against Optio and other companies and individual defendants in the litigation was conditionally accepted by Optio. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the defendants. Plaintiffs filed a petition for rehearing and rehearing en banc with the Second Circuit Court of Appeals in response to the Second Circuit’s decision. The petition for rehearing and rehearing en banc was denied on April 6, 2007, but clarified that the plantiffs may seek to certify a more limited class in District Court. On June 25, 2007, the District Court signed an order terminating the settlement. Plaintiffs are seeking a certification of a new class of plaintiffs, which is to be heard on September 27, 2007.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Optio held its Annual Meeting of Shareholders on June 28, 2007. There were present at the Annual Meeting in person or by proxy, holders of 22,405,217 shares of common stock entitled to vote. The following directors were elected and qualified, with the votes for each director being reflected below:

Name	Term	Votes For	Votes Withheld
Jay Toole	Class I Director with term to expire on the date of the annual meeting of shareholders to be held in 2009	21,651,844	27,920
David T. Leach	Class II Director with term to expire on the date of the annual meeting of shareholders to be held in 2010	21,648,044	31,720
Ronald G. Diener	Class II Director with term to expire on the date of the annual meeting of shareholders to be held in 2010	21,583,774	95,990
Jeffrey J. Anderson	Class III Director with term to expire on the date of the annual meeting of shareholders to be held in 2008	21,653,094	26,670

The directors holding office on the date of the meeting whose term had not expired remained in office. Such directors were C. Wayne Cape, F. Barron Hughes and Jay A. Wolf.

The appointment of BDO Seidman, LLP as Optio Software, Inc.’s independent registered public accounting firm for the fiscal year ending January 31, 2008, was ratified with 21,634,384 affirmative votes cast, 12,787 negative votes cast and 32,592 abstentions.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of September, 2007.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer