Form 10-Q
period 2007-10-31
OPTIO SOFTWARE INC
filed 2007-12-10
CIK 1096689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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
Yes ☐ No ☒

There were 21,287,004 shares of the Registrant’s common stock outstanding as of December 5, 2007.

OPTIO SOFTWARE, INC.

FORM 10-Q

For the Quarterly Period Ended October 31, 2007

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements include, among other things, statements regarding Optio Software, Inc.’s (“we”, “us”, “our”, the “Company” or “Optio”) anticipated costs and expenses, Optio’s capital needs and financing plans, product and service development, Optio’s growth strategies, integration of acquired entities, market demand for Optio’s products and services, relationships with Optio’s strategic marketing alliances, and competition. These forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “plan,” “could,” “should,” “will,” and similar language. You are cautioned not to place undue reliance on the forward-looking statements in this document, which speak only as of the date of this Quarterly Report on Form 10-Q. Optio undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Form 10-Q. Optio’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, risks associated with Optio’s reliance on strategic marketing and reseller relationships, collectibility of accounts receivable, fluctuations in operating results, failure to integrate new products and newly acquired companies, diversion of management resources relating to acquisitions or divestitures, reduction in cash reserves relating to acquisitions or the share repurchase program, challenges relating to acquisitions or divestitures and the possibility that this may cause Optio to no longer be profitable, the negative effect on Optio’s earnings relating to the amortization or potential write-down of acquired assets or goodwill, failure to retain the business relationships with existing customers from acquisitions, changes in competition, changes in economic conditions in the U.S. and in other countries in which Optio currently does business (both general and relative to the technology industry), delays or inability to develop new or unique software products, market acceptance of new products, the failure of new products to operate as anticipated, expectation of achieving and sustaining operating profits and earnings, including timing of such cash flows and company performance, disputes regarding Optio’s intellectual property, risks relating to the delisting of Optio’s stock, possible adverse results of pending or future litigation, or risks associated with Optio’s international operations. These and additional factors are set forth in Item 1A of Optio’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (the “2007 Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on May 1, 2007. You should carefully review the risk factors in the 2007 Annual Report and any additional risks described in other documents that Optio files from time to time with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Optio Software, Inc.

Consolidated Condensed Balance Sheets

	January 31, 2007	October 31, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,948,000	$9,467,000
Accounts receivable, net	3,903,000	4,113,000
Prepaid expenses and other current assets	728,000	878,000
Total current assets	16,579,000	14,458,000
Property and equipment, net	2,714,000	2,564,000
Other assets:
Goodwill	2,302,000	2,302,000
Other intangible assets, net	1,250,000	1,027,000
Other	92,000	100,000
Total assets	$22,937,000	$20,451,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,088,000	$933,000
Accrued expenses	1,755,000	1,606,000
Current portion of lease incentive liability	122,000	122,000
Current portion of capital lease obligations	78,000	97,000
Deferred revenue	7,439,000	7,698,000
Total current liabilities	10,482,000	10,456,000

Long-term portion of lease incentive liability	806,000	714,000
Long-term portion of capital lease obligations	300,000	315,000
Long-term accrued rent payable	526,000	740,000
Other long-term liabilities	103,000	138,000
Total liabilities	12,217,000	12,363,000
Commitments and contingencies
Shareholders’ equity:
Common stock	53,787,000	53,454,000
Accumulated deficit	(43,251,000)	(45,726,000)
Accumulated other comprehensive income	184,000	360,000
Total shareholders’ equity	10,720,000	8,088,000
Total liabilities and shareholders’ equity	$22,937,000	$20,451,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optio Software, Inc.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended October 31,
	2006	2007
Revenue:
License fees	$2,201,000	$1,932,000
Subscription fees	597,000	652,000
Services, maintenance, and other	4,776,000	4,244,000
	7,574,000	6,828,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	112,000	202,000
Services, maintenance, and other	1,830,000	1,730,000
	1,942,000	1,932,000
	5,632,000	4,896,000
Operating expenses:
Sales and marketing	2,619,000	2,469,000
Research and development	1,385,000	1,026,000
General and administrative	1,272,000	1,395,000
Gain on reversal of impairment of M2 Note	(900,000)	—
Depreciation and amortization	266,000	257,000
	4,642,000	5,147,000
Income (loss) from operations	990,000	(251,000)
Other income (expense):
Interest income	119,000	97,000
Interest expense	(2,000)	(6,000)
Other	—	2,000
	117,000	93,000

Income (loss) before income taxes	1,107,000	(158,000)
Income tax expense	19,000	2,000
Net income (loss)	$1,088,000	$(160,000)
Net income (loss) per share – basic	$0.05	$(0.01)
Net income (loss) per share – diluted	$0.04	$(0.01)
Weighted average common shares outstanding – basic	22,301,466	22,065,515
Weighted average common shares outstanding – diluted	24,662,565	22,065,515
Comprehensive income (loss):
Net income (loss)	$1,088,000	$(160,000)
Foreign currency translation adjustment	(1,000)	97,000
Comprehensive income (loss)	$1,087,000	$(63,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optio Software, Inc.

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Nine Months Ended October 31,
	2006	2007
Revenue:
License fees	$5,742,000	$4,751,000
Subscription fees	1,712,000	1,895,000
Services, maintenance, and other	13,750,000	13,063,000
	21,204,000	19,709,000
Costs of revenue (exclusive of depreciation and amortization shown separately below):
License fees	390,000	428,000
Services, maintenance, and other	5,151,000	5,112,000
	5,541,000	5,540,000
	15,663,000	14,169,000
Operating expenses:
Sales and marketing	7,701,000	8,108,000
Research and development	4,082,000	3,856,000
General and administrative	3,794,000	4,151,000
Gain on reversal of impairment of M2 Note	(900,000)	—
Depreciation and amortization	650,000	793,000
	15,327,000	16,908,000
Income (loss) from operations	336,000	(2,739,000)
Other income (expense):
Interest income	327,000	324,000
Interest expense	(4,000)	(18,000)
Other	(3,000)	2,000
	320,000	308,000

Income (loss) before income taxes	656,000	(2,431,000)
Income tax expense	71,000	44,000
Net income (loss)	$585,000	$(2,475,000)
Net income (loss) per share – basic	$0.03	$(0.11)
Net income (loss) per share – diluted	$0.02	$(0.11)
Weighted average common shares outstanding – basic	22,149,422	22,291,367
Weighted average common shares outstanding – diluted	24,731,182	22,291,367
Comprehensive income (loss):
Net income (loss)	$585,000	$(2,475,000)
Foreign currency translation adjustment	66,000	176,000
Comprehensive income (loss)	$651,000	$(2,299,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optio Software, Inc.

Consolidated Condensed Statement of Shareholders’ Equity

(Unaudited)

	Common Stock				Accumulated Other	Total
	Common Shares	Treasury Shares	Amount	Accumulated Deficit	Comprehensive Income	Shareholder’s Equity

Balance at February 1, 2007	22,461,514	40,000	$53,787,000	$(43,251,000)	$184,000	$10,720,000
Comprehensive loss, net of tax:
Net loss	—	—	—	(2,475,000)	—	(2,475,000)
Foreign currency translation adjustment	—	—	—	—	176,000	176,000
Comprehensive loss						(2,299,000)
Treasury shares acquired	(529,700)	529,700	(777,000)			(777,000)
Exercise of stock options	90,740	—	32,000	—	—	32,000
Compensation expense related to stock options	—	—	412,000	—	—	412,000
Balance at October 31, 2007	22,022,554	569,700	$53,454,000	$(45,726,000)	$360,000	$8,088,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optio Software, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$585,000	$(2,475,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	367,000	570,000
Amortization of intangibles	283,000	223,000
Non-cash stock compensation	318,000	412,000
Loss on disposal of assets	2,000	14,000
Provision for doubtful accounts	33,000	69,000
Gain on reversal of valuation reserve on M2 Systems	(900,000)	—
Deferred income taxes	60,000	36,000
Changes in operating assets and liabilities:
Accounts receivable	749,000	(116,000)
Prepaid expenses and other assets	(96,000)	(132,000)
Accounts payable	343,000	(204,000)
Accrued expenses	(658,000)	(184,000)
Income taxes payable	(50,000)	90,000
Deferred revenue	(508,000)	94,000
Net cash provided by (used in) operating activities	528,000	(1,603,000)

Cash flows from investing activities:
Purchases of property and equipment	(1,093,000)	(306,000)
Payment in connection with the purchase of VertiSoft	(75,000)	—
Repayment of note receivable from M2 Systems	220,000	—
Net cash used in investing activities	(948,000)	(306,000)

Cash flows from financing activities:
Payments of notes payable and capital lease obligations	(11,000)	(60,000)
Proceeds from exercise of stock options	404,000	32,000
Purchases of treasury stock	—	(777,000)
Net cash provided by (used in) financing activities	393,000	(805,000)

Impact of foreign currency rate fluctuations on cash	84,000	233,000
Net increase (decrease) in cash and cash equivalents	57,000	(2,481,000)

Cash and cash equivalents at beginning of period	7,954,000	11,948,000
Cash and cash equivalents at end of period	$8,011,000	$9,467,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Optio Software, Inc.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)

1. Description of Business

Optio Software, Inc. (“we,” “us,” “our,” the “Company” or “Optio”) provides document automation and electronic health record solutions that enable organizations to achieve speed, accuracy, functionality and quality in their inbound and outbound documents. The Company’s infrastructure software and services enhance the form, content, distribution and availability of business critical information. The Company markets primarily to companies located principally in the United States and Europe. The industry in which the Company operates is subject to rapid change due to development of new technologies and products.

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

The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 (the “2007 Annual Report”), filed with the Securities and Exchange Commission on May 1, 2007. Results of operations for the three and nine months ended October 31, 2007 are not necessarily indicative of the results for the year ending January 31, 2008.

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

The fair value of the options used for the application of SFAS No. 123R disclosures is estimated at the date of grant using the Black - Scholes option pricing model. In determining the fair value of options using the Black-Scholes option pricing model, various assumptions such as expected life, volatility, risk-free interest rate, dividend yield and forfeiture rates are used. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Using the Black-Scholes option valuation model, the Company estimates the volatility of our common stock at the date of grant based on the historical volatility of our common stock. Optio bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. Optio has not paid any cash dividends on our common stock in the last ten years and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model. Finally, the Company uses historical data to estimate pre-vesting option forfeitures. Stock-based compensation is recorded for only those awards that are expected to vest. The following weighted-average assumptions were used for the three and nine months ended October 31, 2007: risk-free interest rate of 4.15% and 4.73%, respectively; no dividend yield; volatility of 172% and 150%, respectively; a forfeiture rate of 24.0% and 24.0% respectively; and an expected life of the options of 5.3 and 5.3 years, respectively.

A summary of stock option activity for the nine months ended October 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding options at February 1, 2007	6,526,377	$1.01
Options granted	250,000	$1.54
Options exercised	(90,740)	$0.35
Options canceled/forfeited	(338,552)	$2.39
Outstanding options at October 31, 2007	6,347,085	$0.96	6.31	$4,326,283
Exercisable options at October 31, 2007	5,473,776	$0.91	6.00	$4,157,714

Other information pertaining to option activity during the nine months ended October 31, 2007 and 2006 was as follows:

	2007	2006

Weighted average grant date fair value of stock options granted	$1.38	$1.19
Total fair value of stock options vested	$124,079	$907,707
Total intrinsic value of stock options exercised	$110,766	$549,656

The following table summarizes information concerning options outstanding and exercisable as of October 31, 2007:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ 0.002 - $ 0.05	1,064,900	N/A	$0.03	1,064,900	$0.03
$ 0.10 - $ 0.78	542,770	6.37	$0.55	530,270	$0.54
$ 0.80 - $0.80	2,535,555	0.27	$0.80	2,535,555	$0.80
$ 0.91 - $1.09	44,380	7.61	$1.00	37,107	$0.99
$ 1.10 - $1.10	702,500	6.86	$1.10	538,127	$1.10
$ 1.12 - $1.31	644,222	8.13	$1.29	293,106	$1.28
$ 1.32 - $1.61	641,645	7.58	$1.47	308,598	$1.47
$ 1.70 - $10.00	145,167	4.29	$5.17	140,167	$5.29
$12.50 - $12.50	1,300	2.42	$12.50	1,300	$12.50
$16.00 - $16.00	24,646	2.25	$16.00	24,646	$16.00
	6,347,085	6.31	$0.96	5,473,776	$0.91

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

As of October 31, 2007, the gross carrying amount and the accumulated amortization by major intangible asset class is as follows:

Intangible Asset	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11.5 years	$1,260,000	$526,000	$734,000
Technology	3 months – 5 years	893,000	630,000	263,000
Non-compete agreement	5 years	85,000	55,000	30,000

Non-Cash Transactions

During the second quarter of the prior fiscal year, Optio entered into a capital lease for telephone equipment in the amount of $422,000. In addition, Optio renegotiated the lease for its headquarter facilities. As part of the new lease agreement, the landlord contributed $1.0 million towards the improvements of the space. This $1.0 million in leasehold improvements was capitalized as property and equipment with an offsetting lease incentive liability of $1.0 million, which will reduce future rent expense, and was recorded as a liability on Optio’s condensed consolidated balance sheet. The liability has been amortized to a current balance of $836,000 as of October 31, 2007. During the second quarter of the current fiscal year, Optio entered into a capital lease for additional telephone equipment in the amount of $43,000. In the third quarter of the current fiscal year, Optio entered into a capital lease for communications equipment in the amount of $62,000.

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

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements”, which defined fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB 157 applies to other accounting pronouncements that require or permit fair value measurement. FASB 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (Optio’s fiscal 2009), and for interim periods within those fiscal years. The Company has not completed its evaluation of the potential impact, if any, of the adoption of FASB 157 on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued FASB No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company did not elect early adoption. The Company has not completed its evaluation of the potential impact, if any, of the adoption of FASB 159 on the Company’s consolidated financial position, results of operations and cash flows.

3. Net Income (Loss) per Share

Net income (loss) per share has been computed in accordance with SFAS 128, Earnings per Share, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share includes the impact of potentially dilutive securities.

The following table sets forth the computation of net income (loss) per share:

	Three months ended October 31,
	2006	2007

Net income (loss)	$1,088,000	$(160,000)
Weighted average shares outstanding – basic	22,301,466	22,065,515
Dilutive securities	2,361,099	—
Weighted average shares outstanding – diluted	24,662,565	22,065,515
Net income (loss) per share – basic	$0.05	$(0.01)
Net income (loss) per share – diluted	$0.04	$(0.01)
Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	1,941,991	3,924,303

	Nine months ended October 31,
	2006	2007

Net income (loss)	$585,000	$(2,475,000)
Weighted average shares outstanding – basic	22,149,422	22,291,367
Dilutive securities	2,581,760	—
Weighted average shares outstanding – diluted	24,731,182	22,291,367
Net income (loss) per share – basic	$0.03	$(0.11)
Net income (loss) per share – diluted	$0.02	$(0.11)
Potentially dilutive stock options, excluded from diluted weighted average shares outstanding	1,704,031	3,955,334

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

Segment information for the three and nine months ended October 31, 2007 and 2006 is summarized below.

Three Months ended October 31, 2006	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,845,000	$356,000	$2,201,000	$—	$2,201,000
Subscription revenue	586,000	11,000	597,000	—	597,000
Services, maintenance and other	3,958,000	818,000	4,776,000	—	4,776,000
Inter-segment revenue	40,000	12,000	52,000	(52,000)	—
Total revenue	6,429,000	1,197,000	7,626,000	(52,000)	7,574,000
Interest income	119,000		119,000	—	119,000
Interest expense	2,000	—	2,000	—	2,000
Depreciation and amortization	257,000	9,000	266,000	—	266,000
Income tax expense	19,000	—	19,000	—	19,000
Segment income (loss) before income taxes	1,177,000	(70,000)	1,107,000	—	1,107,000
Segment net income (loss)	1,158,000	(70,000)	1,088,000	—	1,088,000
Total segment assets	22,091,000	3,624,000	25,715,000	(3,588,000)	22,127,000
Expenditures for long-lived assets	446,000	165,000	611,000	—	611,000

Three Months ended October 31, 2007	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$1,592,000	$340,000	$1,932,000	$—	$1,932,000
Subscription revenue	641,000	11,000	652,000	—	652,000
Services, maintenance and other	3,354,000	890,000	4,244,000	—	4,244,000
Inter-segment revenue	87,000	63,000	150,000	(150,000)	—
Total revenue	5,674,000	1,304,000	6,978,000	(150,000)	6,828,000
Interest income	97,000	—	97,000	—	97,000
Interest expense	4,000	—	4,000	—	4,000
Depreciation and amortization	242,000	15,000	257,000	—	257,000
Income tax expense	2,000	—	2,000	—	2,000
Segment loss before income taxes	(104,000)	(54,000)	(158,000)	—	(158,000)
Segment net loss	(106,000)	(54,000)	(160,000)	—	(160,000)
Total segment assets	19,739,000	4,795,000	24,534,000	(4,083,000)	20,451,000
Expenditures for long-lived assets	36,000	—	36,000	—	36,000

Nine Months ended October 31, 2006	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$4,627,000	$1,115,000	$5,742,000	$—	$5,742,000
Subscription revenue	1,682,000	30,000	1,712,000	—	1,712,000
Services, maintenance and other	11,448,000	2,302,000	13,750,000	—	13,750,000
Inter-segment revenue	165,000	61,000	226,000	(226,000)	—
Total revenue	17,922000	3,508,000	21,430,000	(226,000)	21,204,000
Interest income	327,000	—	327,000	—	327,000
Interest expense	4,000	—	4,000	—	4,000
Depreciation and amortization	626,000	24,000	650,000	—	650,000
Income tax expense (benefit)	75,000	(4,000)	71,000	—	71,000
Segment income (loss) before income taxes	807,000	(151,000)	656,000	—	656,000
Segment net income (loss)	732,000	(147,000)	585,000	—	585,000
Total segment assets	22,091,000	3,624,000	25,715,000	(3,588,000)	22,127,000
Expenditures for long-lived assets	918,000	175,000	1,093,000	—	1,093,000

Nine Months ended October 31, 2007	United States	Europe	Combined	Eliminations	Consolidated
Revenue from external customers:
License fees	$3,701,000	$1,050,000	$4,751,000	$—	$4,751,000
Subscription revenue	1,861,000	34,000	1,895,000	—	1,895,000
Services, maintenance and other	10,385,000	2,678,000	13,063,000	—	13,063,000
Inter-segment revenue	265,000	177,000	442,000	(442,000)	—
Total revenue	16,212,000	3,939,000	20,151,000	(442,000)	19,709,000
Interest income	324,000	—	324,000	—	324,000
Interest expense	16,000	—	16,000	—	16,000
Depreciation and amortization	748,000	45,000	793,000	—	793,000
Income tax expense	44,000	—	44,000	—	44,000
Segment loss before income taxes	(2,191,000)	(240,000)	(2,431,000)	—	(2,431,000)
Segment net loss	(2,235,000)	(240,000)	(2,475,000)	—	(2,475,000)
Total segment assets	19,739,000	4,795,000	24,534,000	(4,083,000)	20,451,000
Expenditures for long-lived assets	285,000	21,000	306,000	—	306,000

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

6. Share Repurchase Program

On January 5, 2007, Optio announced a share repurchase plan under which we could repurchase up to $2.0 million of our common stock over a twelve month period. During the quarter ended October 31, 2007, we purchased a total of 156,500 shares at an average purchase price of $1.56 per share, or approximately $248,000 in the aggregate including broker fees. The repurchased shares were held and not cancelled. As of October 31, 2007, the dollar value of shares that remained available for repurchase under this program was approximately $1,179,000. The repurchases for the quarter ended October 31, 2007 are reflected in the following table:

Three Months Ended October 31, 2007			Life of Share Repurchase Program
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased As Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Repurchased Under The Program
8/1/2007 – 10/31/2007 (1)	156,500	$1.56	569,700	$1,179,000

(1) Last repurchase date was October 31, 2007.

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

8. Legal Proceedings

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

9. Subsequent Event

On November 23, 2007, the Company repurchased 701,250 common shares for $1.20 per common share pursuant to Optio’s share repurchase plan from a single shareholder in a privately negotiated transaction. This was all of the shares owned by this shareholder. Optio can still purchase up to approximately $300,000 of common shares under the share repurchase plan.

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

Optio markets and sells its software and services throughout the United States, Europe and the Asia Pacific region, through its direct sales force and certified resellers. Optio has offices in the United States, France, the United Kingdom and Germany. Optio also offers consulting services, that provide customers with implementation assistance and training. No single customer accounted for 10% or more of Optio’s revenue for the three or nine months ended October 31, 2007.

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

License Fees

The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable, collection is considered probable, the remaining elements such as future services are not considered essential to the functionality of the software and the Company has a legally enforceable claim not subject to refund or forfeiture if future services are not rendered. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectability is not considered probable, revenue is recognized when the fee is collected. The Company enters into reseller arrangements that typically provide for sublicense fees payable based upon a percentage of list price. The Company does not grant its resellers the right of return.

The Company recognizes revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to the Company and can differ from amounts contained in the customer arrangement. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the aforementioned criteria are met.

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

Accounts Receivable

Optio maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make payments required under their contracts. The amount of Optio’s reserve is based on historical experience and Optio’s specific review and analysis of the receivables outstanding. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve at varying percentages based on historical trends of 2% for domestic and 3% for international balances less than 30 days old, respectively, to 50% for international accounts more than 90 days old, in its overall allowance for doubtful accounts. Based on management’s best estimate, it believes the Company’s allowance for doubtful accounts is adequate as presented; however, the amount of the reserve could be different under different conditions or using varying assumptions. If the percentage of the general reserve were to increase by 1%, an additional $40,000 reserve would be required. If the financial condition of Optio’s customers were to deteriorate, resulting in their inability to make payments, additional reserves would be required, increasing Optio’s bad debt expense included in general and administrative expenses.

Impairment Assessments

Optio follows Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This standard requires that goodwill no longer be amortized and instead be tested for impairment on a periodic basis.

Pursuant to SFAS 142, Optio is required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. The first stage requires a comparison of the fair value of the reporting unit, in our case, the former VertiSoft business, to its net book value. If the fair value is greater than book value, no impairment is deemed to have occurred. If the fair value is less than book value, then the second stage must be completed to determine the amount, if any, of actual impairment. Optio has selected August 1 as its annual impairment testing date for its goodwill. The Company performed an analysis as of August 1, 2007, comparing the fair value of the reporting units with the carrying value of such reporting units, including goodwill, and determined that no impairment of its goodwill existed. While no impairment charge was determined to be necessary in the current year, the Company’s future assessments could lead management to determine that the goodwill is completely or partially impaired, which would require the Company to record an impairment charge of up to $2.3 million.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

Revenues

The following table sets forth certain items from Optio’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended October 31,
	2006	2007
Revenue:
License fees	29%	28%
Subscription fees	8	10
Services, maintenance and other	63	62
Total revenue	100	100
Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	3
Services, maintenance and other	24	25
Total cost of revenue	26	28
	74	72

Operating expenses:
Sales and marketing	35	36
Research and development	18	15
General and administrative	17	21
Gain on reversal of impairment of M2 note.	(12)	—
Depreciation and amortization	3	4
Total operating expenses	61	76
Income (loss) from operations	13	(4)
Interest and other income	1	2
Income tax expense	—	—
Net income (loss)	14%	(2)%

Revenues

Total revenues decreased from $7.6 million in the three months ended October 31, 2006 to $6.8 million in the three months ended October 31, 2007.

License fees

Revenues from software licenses decreased 12% to $1.9 million in the three months ended October 31, 2007 from $2.2 million for the three months ended October 31, 2006. License revenue of $233,000 from Optio’s healthcare division for the three months ended October 31, 2007 was substantially below the level achieved during the three months ended October 31, 2006, which included a single contract worth $600,000 in software. For Optio’s enterprise division, software license revenue of $1.4 million in the US exceeded the level achieved in the same quarter of the prior fiscal year due significantly to a large contract closed during the quarter of approximately $300,000. In addition, Optio released it’s new ProCentra Intelligent Data Capture and ProCentra Content Center products at the beginning of the third quarter, contributing to the increase in license revenue for the US enterprise team. In Europe, software sales of $340,000 approximated the level achieved in the same quarter of the prior year.

Approximately $390,000 of Optio’s software license revenue during the three months ended October

31, 2007 was derived from partners, such as resellers, value-added distributors or OEM relationships, representing 20% of license revenue for Optio. During the three months ended October 31, 2006, Optio generated $421,000 of its software license revenue through partners, representing 19% of Optio’s license revenue. As a proportion of overall license revenue, the percentage generated through partners was relatively unchanged as compared to the same quarter of the prior year.

Subscription fees

Subscription revenue increased to $652,000 in the three months ended October 31, 2007 from $597,000 in the three months ended October 31, 2006. Optio has signed additional contracts and additional modules for existing contracts, increasing the monthly amount recognized on a subscription basis.

Services, maintenance and other

Revenues from services, maintenance and other declined to $4.2 million for the three months ended October 31, 2007 from $4.8 million for the three months ended October 31, 2006. Services revenue decreased to  $0.9 million for the three months ended October 31, 2007 from $1.4 million for the three months ended October 31, 2006. The decline in license revenue, especially in the prior two quarters, contributed significantly to the associated decline in services revenue. Maintenance revenue increased to $3.4 million for the three months ended October 31, 2007 as compared to $3.3 million for the three months ended October 31, 2006. Maintenance revenue increases as Optio adds to its customer base combined with moderately increased pricing for its annual maintenance fees, offset by maintenance agreement expirations.

Revenue Mix

Revenue from licenses represented 28% of total revenue in the three months ended October 31, 2007, a slight decrease from license revenue at 29% of total revenue in the three months ended October 31, 2006. Subscription revenue represented 10% of total revenue in the three months ended October 31, 2007, increasing from 8% of total revenue from the same quarter last year. Services, maintenance and other revenue constituted 62% of total revenue in the three months ended October 31, 2007, a slight decrease from a percentage contribution of 63% in the prior year comparative period. Accordingly, the overall change in revenue mix reflected a slight decline in license fees and services, maintenance, and other revenue offset by an increase in subscription revenue for the three months ended October 31, 2007 as compared to the same quarter last year.

Costs of Revenues

Total costs of revenues remained constant at  $1.9 million in the three months ended October 31, 2007 and 2006, respectively.

Licenses

Costs of revenues from licenses consist of costs related to the packaging and distribution of the products, fees paid for integration of third-party software products and fees paid to referral partners. Costs of revenues from licenses increased to $202,000 in the three months ended October 31, 2007 from $112,000 in the three months ended October 31, 2006. More products that include third-party software were sold during the three months ended October 31, 2007, as compared to the three months ended October 31, 2006, increasing the costs of revenue from licenses. Partly offsetting this, fees paid to referral partners were reduced for the three months ended October 31, 2007 compared to the three months ended October 31, 2006 as we had less deals referred by independent parties.

Services, Maintenance and Other

Costs of revenues from services, maintenance and other consist of personnel, subcontracting and other expenses relating to the cost of providing customer support, education and consulting and implementation services. Costs of revenues from services, maintenance and other decreased slightly to  $1.7 million in the three months ended October 31, 2007 as compared to $1.8 million for the three months ended October 31, 2006. Optio’s reliance on external outsourcers was reduced as compared to the same quarter in the prior year partly offset by increased costs for Optio’s internal implementation staff which reflected increased staffing levels and higher individual compensation costs as compared to the same quarter in the prior year. The increase in individual compensation costs was mainly due to salary increases for internal staff.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, trade shows and other advertising.

Sales and marketing expenses decreased 6% to $2.5 million from $2.6 million for the three months ended October 31, 2007 and 2006, respectively. Sales and marketing expenses were 36% and 35% of total revenue for the three months ended October 31, 2007 and 2006, respectively. Salaries decreased approximately $66,000 between the two quarters, due mainly to reduced staffing partly offset by salary increases. Direct marketing expenditures were also reduced by approximately $63,000 between the three months ended October 31, 2007 and the three months ended October 31, 2006. Partly offsetting this favorability was a moderate increase in discretionary spending, in the aggregate, largely due to increased travel expenses as compared to the same quarter in the prior year.

Research and Development

Research and development expense consists primarily of salaries, benefits and equipment for software developers, quality assurance personnel, and product managers.

Research and development expenses decreased to $1.0 million for the three months ended October 31, 2007 from $1.4 million for the three months ended October 31, 2006. Reduced staffing contributed to a reduction in salaries and associated benefits of $329,000 as compared to the same quarter in the prior year. Other discretionary expenses were also moderately lower, including consulting and travel expenses.

 General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and information services personnel. General and administrative expenses also include legal, accounting, insurance and other professional services.

General and administrative expenses increased to $1.4 million from $1.3 million in the three months ended October 31, 2007 and 2006, respectively. General and administrative expenses increased due to $72,000 in increased salaries representing salary increases as well as higher benefit costs of $23,000. Consulting costs and legal fees also increased due to ongoing strategic consultative and legal matters. Partly offsetting these increases was a reduction in recruiting fees of $81,000.

Gain on reversal of valuation reserve of M2 note

In the three months ended October 31, 2006, the carrying value of the M2 Systems note was effectively written up to its full face value and the impairment charge previously recorded by Optio relating to the M2 Systems note was eliminated. Optio recognized income of $900,000 that was a reduction of the Company’s prior year third quarter operating expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased slightly to $257,000 from $266,000 for the three months ended October 31, 2007 and 2006, respectively. This decrease was mainly due to lower amortization expense as intangibles are amortized over the estimated useful life of the asset using the cash flow method, which results in a greater expense in the earlier periods and reduced expense in the later periods. This resulted in a greater expense in periods prior to fiscal year 2008. Depreciation expense was relatively constant and, for the three months ended October 31, 2007 and 2006, respectively, reflected Optio’s renegotiation of the lease in mid 2006 for Optio’s headquarters in which the landlord contributed $1.0 million towards the improvements of the space. These leasehold improvements, as well as an additional $700,000 purchased directly by Optio, are being depreciated over the term of the new lease or the expected useful life of the assets, as appropriate.

Interest Income

Interest income decreased to $97,000 in the three months ended October 31, 2007 from $119,000 in the three months ended October 31, 2006. Current interest income primarily represents interest earned on funds invested in short-term financial instruments, as compared to the same period in the prior year where most interest income was attributable to the then outstanding M2 Systems note receivable.

Interest Expense

Interest expense increased to $6,000 in the three months ended October 31, 2007, an increase from $2,000 in the three months ended October 31, 2006. Interest expense primarily represents the interest paid on Optio’s capital leases.

Nine Months Ended October 31, 2007 Compared to Nine Months Ended October 31, 2006

Revenues

The following table sets forth certain items from Optio’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Nine Months Ended October 31,
	2006	2007
Revenue:
License fees	27%	24%
Subscription fees	8	10
Services, maintenance and other	65	66
Total revenue	100	100
Costs of revenue (excluding depreciation and amortization, included below):
License fees	2	2
Services, maintenance and other	24	26
Total cost of revenue	26	28
	74	72

Operating expenses:
Sales and marketing	36	41
Research and development	19	20
General and administrative	18	21
Gain on reversal of impairment of M2 note.	(4)	—
Depreciation and amortization	3	4
Total operating expenses	72	86
Income (loss) from operations	2	(14)
Interest and other income	1	1
Net income (loss)	3%	(13)%

Revenues

Total revenues decreased from $21.2 million in the nine months ended October 31, 2006 to $19.7 million in the nine months ended October 31, 2007.

License fees

Revenues from software licenses decreased 17% to $4.8 million in the nine months ended October 31, 2007 from $5.7 million for the nine months ended October 31, 2006. We continue to face pressure in the document management output market as ERP vendors now offer similar functionality and competitors continue to offer lower cost solutions. In addition, our imaging solutions did not generate revenue as quickly as we anticipated. We have just recently begun to release our business process management solutions in modules, including the introduction of ProCentra Intelligent Data Capture released in August 2007, which we anticipated would generate replacement revenue for our declining document output management market. Sales of Optio’s newer products, including Optio imaging solutions and process management solutions, require a longer sales cycle than our traditional output solutions products. Across the two periods, Optio’s average contract size remained relatively constant.

Approximately $982,000 of Optio’s software license revenue during the nine months ended October 31, 2007 was derived from partners, such as resellers, value-added distributors or OEM relationships,

representing 21% of license revenue for Optio. During the nine months ended October 31, 2006, Optio generated $1.4 million of its software license revenue through partners, representing 24% of Optio’s license revenue. In the prior year, we had several significant deals through our channel partners, while this year, there were many smaller transactions.

Subscription fees

Subscription revenue increased to $1.9 million in the nine months ended October 31, 2007 from $1.7 million in the nine months ended October 31, 2006. Optio has signed additional contracts and additional modules for existing contracts, increasing the monthly amount recognized on a subscription basis.

Services, maintenance and other

Revenues from services, maintenance and other decreased to $13.1 million from $13.8 million for the nine months ended October 31, 2007 and 2006, respectively. Services revenue decreased to  $3.1 million for the nine months ended October 31, 2007 from $4.0 million for the nine months ended October 31, 2006. The decline in license revenue contributed to the associated decline in consulting services revenue. Maintenance revenue increased $300,000 to $10.0 million for the nine months ended October 31, 2007 from $9.7 million for the nine months ended October 31, 2006. Maintenance revenue continues to increase with additions to Optio’s customer base, as well as from moderate increases in the price of annual maintenance fees.

Revenue Mix

Revenue from licenses represented 24% of total revenue in the nine months ended October 31, 2007 and 27% of total revenue in the nine months ended October 31, 2006. Subscription revenue represented 10% and 8% of total revenue in the nine months ended October 31, 2007 and 2006, respectively. Services, maintenance and other revenue constituted 66% and 65% of total revenue in the nine months ended October 31, 2007 and 2006, respectively. Revenue from licenses declined between the nine months ended October 31, 2007 and 2006, thus causing the percentage of revenue to shift toward services, maintenance and other as well as subscriptions, which increased during those same periods.

Costs of Revenues

Total costs of revenues remained constant at  $5.5 million in the nine months ended October 31, 2007 and 2006, respectively.

Licenses

Costs of revenues from licenses increased to $428,000 in the nine months ended October 31, 2007 from $390,000 in the nine months ended October 31, 2006. More products that include third-party software were sold during the nine months ended October 31, 2007, as compared to the nine months ended October 31, 2006, increasing the costs of revenue from licenses.

Services, Maintenance and Other

Costs of revenues from services, maintenance and other decreased slightly to $5.1 million in the nine months ended October 31, 2007 from $5.2 million for the same period in 2006. Optio increased its internal implementation staff as compared to the same period in the prior year and, as a result, Optio relied less on external outsourcers. This resulted in a $509,000 decrease in the cost of outsourcers in the nine months ended

October 31, 2007 as compared to the nine months ended October 31, 2006. Alternatively, the cost of internal staff and their associated compensation and benefit costs increased by $387,000 between the nine month periods ended October 31, 2007 and 2006.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased 5% to $8.1 million from $7.7 million for the nine months ended October 31, 2007 and 2006, respectively. Sales and marketing expenses were 41% and 36% of total revenue for the nine months ended October 31, 2007 and 2006, respectively. Salaries increased approximately $300,000 for the nine months ended October 31, 2007 as compared to the same period in the prior year, due mainly to salary increases and increased staffing earlier in the year. Discretionary spending, in the aggregate, was also higher as compared to the same period in the prior fiscal year due largely to increased travel expenses of approximately $285,000. Partly offsetting this increase in expenses were reduced direct marketing expenditures, which decreased $207,000 between the nine months ended October 31, 2007 and the nine months ended October 31, 2006.

Research and Development

Research and development expenses decreased 6% to $3.9 million for the nine months ended October 31, 2007 from $4.1 million in the nine months ended October 31, 2006. Research and development salaries and associated benefits decreased $160,000 between the periods, primarily due to reduced staffing implemented at mid-year partly offset by salary increases. Discretionary spending, in the aggregate, was also reduced for the nine months ended October 31, 2007 as compared to the same period in the prior year. The most significant reduction was in consulting costs of $74,000.

 General and Administrative

General and administrative expenses increased to $4.2 million from $3.8 million in the nine months ended October 31, 2007 and 2006, respectively. General and administrative expenses increased due to the following: (i) $234,000 of increased consulting costs relating to several corporate strategic and compliance initiatives, (ii)  $134,000 of increased salaries representing upgraded accounting and administrative staff as well as salary increases, (iii) an increase of $94,000 in compensation expense relating to corporate stock options under SFAS No. 123R, and (iv) increased legal fees of $64,000. Partially offsetting these increases were lower recruiting fees of $50,000.

Gain on reversal of valuation reserve of M2 note

In the nine months ended October 31, 2006, the carrying value of the M2 Systems note was effectively written up to its full face value and the impairment charge previously recorded by Optio relating to the M2 Systems note was eliminated. Optio recognized income of $900,000 that was a reduction of the Company’s prior year operating expenses.

Depreciation and Amortization

Depreciation and amortization expense increased to $793,000 from $650,000 for the nine months ended October 31, 2007 and 2006, respectively. The increase was primarily due to Optio’s renegotiation of the lease for Optio’s headquarters in the second quarter of fiscal year 2007, in which the landlord contributed $1.0 million towards the improvements of the space. These leasehold improvements, as well as an additional $700,000 purchased directly by Optio, are being depreciated over the term of the new lease or the expected useful life of the assets, as appropriate. This increase was partly offset by a decrease in amortization expense as intangibles are amortized over the estimated useful life of the asset using the cash flow method, which results in a greater expense in the earlier periods and reduced expense in the later periods. This resulted in a greater expense in periods prior to fiscal year 2008.

Interest Income

Interest income decreased slightly to $324,000 in the nine months ended October 31, 2007 from $327,000 in the nine months ended October 31, 2006. Current interest income primarily represents interest earned on funds invested in short-term financial instruments, as compared to the same period in the prior year where most interest income was attributable to the then outstanding M2 Systems note receivable.

Interest Expense

Interest expense increased to $18,000 in the nine months ended October 31, 2007, an increase from $4,000 in the nine months ended October 31, 2006. Interest expense primarily represents the interest paid on Optio’s capital leases.

New Accounting Pronouncements

New accounting pronouncements applicable to the Company are described in Footnote 2 of the Notes to the Consolidated Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Optio had $9.5 million and $11.9 million in cash and cash equivalents at October 31, 2007 and January 31, 2007, respectively.

The following table sets forth certain selected statements of cash flow information for the nine months ended October 31, 2007:

Net cash used in operations	$(1,603,000)
Net cash used in investing activities	(306,000)
Net cash used in financing activities	(805,000)
Net decrease in cash and cash equivalents	(2,481,000)

Cash used in operations was primarily the result of a net loss of $2,475,000, less the $793,000 add-back of non-cash depreciation and amortization expense, stock compensation expense of $412,000, loss on disposal of assets of $14,000, provision for doubtful accounts of $69,000, and provision for deferred taxes of $36,000. An increase in working capital requirements contributed to net cash used in operations resulting in a $320,000 outflow of cash. The increase in working capital requirements consisted of an increase in accounts receivable of $116,000, due significantly to the high level of sales in October as well as a reduction in payments due to suppliers of $204,000 due to the timing of payment. Also contributing to a decline in net cash provided by operating activities was an increase in spending for prepaids and other assets as Optio prepaid several of its insurance policies and other marketing expenses resulting in a $132,000 outflow, and a decrease in accrued expenses resulting in a $184,000 outflow. Partly offsetting these outflows was an increase in income taxes payable and deferred revenue contributing a cumulative cash inflow of $184,000. In investing activities, Optio purchased $306,000 of property and equipment. Optio’s financing activities included purchases of treasury stock of $777,000, payments under capital leases totaling $60,000 and receipts of $32,000 from the exercise of stock options. The purchases of treasury stock were pursuant to a share repurchase plan announced by Optio on January 5, 2007. The total amount authorized by the share repurchase plan was $2.0 million. As of

December 6, 2007, Optio had repurchased 1,305,250 shares of Optio’s common stock at an average price per share of $1.31. Optio can still purchase up to approximately $291,000 of common stock under the share repurchase plan.

On April 26, 2007, Optio extended its existing line of credit through April 19, 2008. The line of credit bears interest at prime rate, subject to increase based on Optio’s performance relative to certain financial ratios. Optio may borrow up to $4.0 million, or such lesser amount as may be determined based on the level of eligible accounts receivable. Currently, Optio has estimated that approximately $1.8 million would be available for borrowings based upon Optio’s historical accounts receivable balance. Accounts receivable, equipment, general intangibles and other assets, as defined in the loan agreement, collateralize the line of credit. The loan agreement contains various covenants, including liquidity and earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements and restrictions on the payment of dividends. As of October 31, 2007, Optio was in compliance with the required financial ratios as amended on September 27, 2007. There were no borrowings under the line of credit as of October 31, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2007, and have concluded that, as of such date, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management is responsible for establishing and maintaining adequate internal audit controls over financial reporting, as such term is defined in the Exchange Act, Rule 13(a) – 15(f). Our Chief Executive Officer and Chief Financial Officer also concluded that, as of October 31, 2007, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of December, 2007.

OPTIO SOFTWARE, INC.

By:	/s/ C. Wayne Cape
C. Wayne Cape
President and Chief Executive Officer